Form 10KSB
period 2004-12-31
Flooring Zone Inc
filed 2005-03-31
CIK 1289636

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

                   For the fiscal year ended December 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                        Commission File Number 333-119234

                             THE FLOORING ZONE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

               NEVADA                                         20-0019425
   --------------------------------                      --------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

         3219 Glynn Avenue, Brunswick, Georgia                 31520
       -----------------------------------------             ----------
       (Address of principal executive Offices)              (Zip Code)

                    Issuer's telephone number: (912) 264-0505

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $3,769,343.

The aggregate market value of the issuer's voting stock held as of March 15, 2005, by non-affiliates of the issuer, based on the price at which the shares were sold, was approximately: $440,625.

As of March 15, 2005, the issuer had 38,428,700 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

Documents incorporated by reference: none

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.............................................  3

ITEM 2. DESCRIPTION OF PROPERTY.............................................  8

ITEM 3. LEGAL PROCEEDINGS...................................................  9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............  9

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............  9

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION................................ 10

ITEM 7. FINANCIAL STATEMENTS................................................ 17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................... 34

ITEM 8A.  CONTROLS AND PROCEDURES........................................... 34

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ....... 35

ITEM 10. EXECUTIVE COMPENSATION............................................. 36

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT................................................... 37

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 38

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 39

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 40

SIGNATURES.................................................................. 41

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------
                                     FORWARD
--------------------------------------------------------------------------------

         This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "hope," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

         We filed our Articles of Incorporation on May 5, 2003. On May 13, 2003, pursuant to a Share Exchange Agreement, we acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc., in exchange for 38,125,000 shares of our common stock. The Flooring Zone of Georgia, Inc., was founded by our president in 2000, and had been operating in the retail floorcovering industry since its inception. We currently own and operate a network of three retail flooring stores located in the southeast United States, two of which are in southern Georgia and one in northern Florida. We have also licensed our name to a floorcovering retailer with a single store in northern Florida, for which we receive a license fee. Our executive offices are located in our Georgia store located at 3219 Glynn Avenue, Brunswick, Georgia 31520. Our telephone number at that location is (912) 264-0505. Our website is located at www.theflooringzone.com.

Retail Floorcovering Industry

         The North American retail floorcovering industry is highly fragmented with approximately 15,000 individual floorcovering retail dealers operating 25,000 locations in North America according to FLOOR COVERING WEEKLY, a leading floorcovering industry publication. Our management believes that no single retailer accounts for more than a 5% market share of total annual industry revenues. The industry is characterized by a large number of small local and regional companies and a small number of national chains, such as The Home Depot, and organizations such as Carpet One and Carpet Max, which principally operate as buying groups offering their members economies of scale in the purchasing of floorcovering products.

History of the Flooring Zone

         Early Development. Mr. Lee founded our subsidiary, The Flooring Zone of Georgia, Inc. in June of 2000. Based upon his experience working with retail carpet stores owned by his grandfather and father and his experience with a national floorcovering retail company, Mr. Lee developed a strategy for a full service floorcovering retail operation. Through our subsidiary we initiated our present strategy of providing low-cost product sourcing and advanced specialty retailing capabilities. We have focused on establishing relationships with the leading carpet suppliers to negotiate favorable purchasing terms. In addition, we seek to hire experienced retailing management personnel and developed product mix, distribution, merchandising, advertising, and promotion, sales training and store operations strategies and resources designed to increase store sales volume and profitability.

         Most small independent floorcovering retailers face distinct competitive disadvantages and challenges, including limited purchasing power for products and services, lack of consumer product knowledge, and ineffective asset management, merchandising, selling and store-management techniques. We believe our network of three Company owned stores is larger than most other independent floorcovering retailers. We also believe that we are significantly smaller than the larger floorcovering retailers who may enjoy better economies of scale but often lose the personal touch delivered by smaller operations.

         Our operating strategies are designed to capitalize on competitive advantages of the smaller retailer while developing and maintaining industry-leading buying power and implementing professional retailing operations.

Business Strategy

         The principal elements of our business strategy are as follows:

         Full-service Retail Formats. A central aspect of our business strategy is the development of a retail format that targets a specific segment of the floorcovering market. Our floorcovering stores offer customers a full range of floorcovering products directly and floorcovering services, including ordering, measuring, delivery and installation through third parties. Our stores typically offer discount floorcovering products held in inventory at the store. We have a small installation staff and can provide installation services. We also maintain strong relationships with several floorcovering installers who can provide installation services to our customers. By primarily outsourcing installation, management believes that we can effectively target both the customer primarily concerned with product selection, quality and customer service, and the customer primarily concerned with price.

         Purchasing. We believe we are able to obtain competitive pricing, delivery terms and merchandising programs by leveraging the purchasing power of our retail network and by maintaining close relationships with floorcovering manufacturers.

         Professional Retail Management Capabilites. We have invested substantial financial and management resources into the development of information systems, services and infrastructure to support our retail floorcovering network. We are committed to making shopping for floorcovering products a pleasant experience through the employment of well-trained, knowledgeable and courteous sales associates. We plan to continue to invest in information systems and use current technology to improve the operating efficiency of our business.

         Centralized Distribution and Limited Inventory Levels. We attempt to minimize our store-level inventories by utilizing our primary distribution center in Brunswick, Georgia. As we grow, we plan to use regional warehouse facilities on a limited basis to receive shipments and to stock high volume items. As a result, our retail stores will maintain limited amounts of inventory, consisting primarily of product samples and enough inventory to support the cash-and-carry customer. In addition, a distribution center or hub allows us to purchase and inventory "specials," or seasonal overruns.

         Multiple Product Categories. We offer a full range of floorcovering products, including broadloom carpets, area rugs, hardwood floorings, ceramic tiles and vinyl floorings, available in both private and branded labels. Multiple product categories allow us to respond to changes in consumer demand. Our focus on multiple floorcovering products results in decreased carpet sales as a percentage of total retail sales.

         Growth Strategy. Our growth strategy is to develop the leading retail floorcovering network in North America. We intend to continue our growth strategy initially throughout the southeastern United States in the areas surrounding our current network. The principal elements of our growth strategy include (i) opening additional company-owned stores, (ii) broadening our products and services, and (iii) making selective acquisitions.

         Opening of New Stores. We intend to initially expand within our existing markets or into contiguous new markets and attempt to continue to cluster our stores within a market in order to achieve management and operating efficiencies and to enhance our name recognition. We believe, however, that we can also establish company-owned stores in new markets due to our effective strategies in generating customer traffic.

         We intend to open new stores in Class A strip shopping retail space and we have developed several standardized store formats ranging from 6,500 to 10,000 square feet to accelerate store openings and minimize store opening costs. The interior store designs include pre-determined product mixes, fixtures and equipment, signage, and point-of-sale advertising and promotional programs. Once a new store site is identified, we will stage the products, merchandising systems and personnel for the new store in our distribution center and headquarters. We believe that we can open a Flooring Zone store within 45 to 90 days of executing a lease, with expected total capital expenditures, initial inventory investments and pre-opening expenses ranging from $75,000 to $150,000 per store. We do not currently intend to offer our stores as franchises.

         Broadening of Products and Services. We are developing additional services relating to product installation, maintenance and in-store credit, among others. These additional services, if fully developed, will be utilized by retail operations to increase sales and profitability.

         Making Selective Acquisitions. We intend to search for existing floorcovering retail stores that would strengthen our distribution capabilities, that can be reasonably converted into Flooring Zone stores, and that are able to be acquired at or below what we believe our costs would be to open a new store and generate customer traffic.

Company Operations

         We provide our retail floorcovering stores with products, services and trained personnel that we believe generally are unavailable to many independent floorcovering retailers and would be cost prohibitive for most independent dealers to develop. Our resources include merchandising, purchasing and distribution, advertising and promotion, management and sales training and management information systems, as described below.

         Purchasing and Distribution. Due to the floorcovering puchasing volume of our retail network and our relationships with floorcovering suppliers, management believes that we obtain high-quality products and services at competitive costs. A substantial portion of the floorcovering products purchased by or through our Company are shipped directly by the supplier to our individual retail stores or to our distribution hub. Our stores generally maintain minimal inventory, which predominantly consists of product samples. Our distribution center or hub allows us to make opportunistic purchases from carpet mills at substantially discounted prices. We are also able to offer special purchases to customers, including purchases of mill drops (discontinued lines) and excess mill inventory which are occasionally made available to us at discounted prices. We also make available on an ongoing basis remnant packages and short roll packages which can be as small as 10 and as large as 1,000 remnants at a time. Our ability to purchase and inventory private-label products and specials creates the opportunity for increased revenues and margins and lower pricing to the customer. We have relationships with many vendors within the industry. While we have preferred vendors from whom we purchase a majority of our products, because of our numerous relationships within the industry, we do not believe that we are dependent upon any one vendor for product purchases. Nor do we believe that the loss of any single vendor would have a long-term material adverse effect on our operating results or financial position.

         Product Mix and Merchandising. We offer a full range of floorcovering products from key suppliers, including Shaw, Mohawk Industries, Beaulieu of America, DuPont and AlliedSignal for proprietary carpet fiber, Armstrong World Industries and Congoleum for vinyl flooring, Bruce Hardwood Floors (a division of Triangle Pacific) for hardwood flooring and Dal-Tile for ceramic tile. Each of these suppliers is a leader in its respective floorcovering category. Our suppliers also include niche carpet, vinyl, hardwood and ceramic tile producers, as well as leading manufacturers and importers of room-size area rugs.

         Our merchandising strategies address effective store layout, fixtures, signage, product mix, and cross-selling techniques designed to increase sales closing performance, average transaction size, sales per square foot of retail space, and gross margins. Store interiors provide easy-to-locate presentation of floorcovering samples, organized by product line, in an attractive and brightly lit interior. In addition, we provide conference rooms where contractors and interior designers can meet with their clients to discuss flooring options.

         Advertising and Promotion. We believe advertising and promotion are important to our success. Therefore, we budget a percentage of revenues per market for multimedia advertising campaigns. These campaigns will include radio, billboard, print, direct mail and television promotions. To promote our products we also offer our low price guarantee - If you find a local competitor selling your new first quality carpet for less money we will double the difference. We also hold one day "Private Sales" events at each of our retail stores twice a year. Our Private Sales events are conducted by direct mail invitation with coordinated manufacturer's participation.

         Management and Sales Training. Our training program focuses on developing professional sales and leadership skills and team building concepts. Our training methodology incorporates a turnkey training and diagnostics system that provides our retail stores with competent and skilled professional personnel.

         In addition, our management has ongoing training to keep our employees informed about the latest floorcovering information such as new technology, new products, merchandising, available specials and design trends.

         Management Information Systems. Our stores utilize a point-of-sale software system for tracking consumer demographics and purchasing patterns and other data to integrate all store operations into a central information system we spent the last three years developing in-house.

         Credit. Through a national bank we offer consumer credit packages to our retail network.

Store Operations

         Retail Operations. We have and intend to continue to open and operate floorcovering stores in markets that we believe have the potential for above-average growth in floorcovering sales. Our stores generate revenues through sales of floorcovering products to consumers and other customers. Each store carries the full product mix available to our Company including several leading brand names. New stores average 6,500 -10,000 square feet, are typically located in Class A strip shopping retail space in suburban locations, and are staffed with two to six personnel. These stores cater primarily to consumers seeking a variety of high-quality products and customer service. Consumers make purchase selections from floor samples, and the order is usually delivered from our local warehouse or hub, or direct from the manufacturer. We maintain some internal installation staff and have established relationships with several local contractors and usually subcontract installation. Our stores are supported by the full range of services provided by manufacturers, including merchandising and sales promotion programs, high quality advertising, our own integrated information systems, and professionally trained management and sales personnel. Our customers include homeowners, designers, homebuilders and commercial contractors. We are not dependent on one or a few major customers. Our stores compete with other independent retailers, industry franchisees and a small number of national chains, including The Home Depot.

         We believe that the Flooring Zone concept utilized in our stores is visually appealing and provides an enjoyable shopping experience for our customers. Our stores standardized layout is professionally designed to include eye-catching signage, bright lighting, a conferencing area and departmentalized product displays. Our stores use floor samples to display the full range of our available products, with separate areas dedicated to carpet, area rugs, hardwood flooring, vinyl flooring and ceramic tiles.

Competition

         Through our retail stores we compete with other floorcovering retailers in their respective local market areas. According to FLOOR COVERING WEEKLY, the North American market consists of approximately 15,000 individual floorcovering retailers, which represent 25,000 locations. Competition in the retail floorcovering market is intense due to the significant number of retailers in operation. In addition, large retailers have entered the market and provide significant competition, including Home Depot, Inc.

Trademarks, Service Marks, Trade Names and Commercial Symbols

         We have registered marks with the U.S. Trademark Office including: "The Flooring Zone" and "Save A Comma." At this time, we know of no infringing uses that could materially affect the use of our service marks, logos or slogans in any state in which stores are or are proposed to be located. We are not the owner or licensee of any patents or copyrights.

Employees

         As of the date of this prospectus we employ approximately 12 persons on a full-time basis, including approximately 6 persons at our retail operations and 6 persons at our corporate offices. No employee is a party to any collective bargaining agreement.

--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         Our principal executive offices are located in leased office space located at 3219 Glynn Avenue, Brunswick, Georgia 31520. We also lease warehouse space and space for our four retail stores in Georgia and Florida. We believe these spaces will be adequate for our needs through the terms of their existing leases, the first of which expires in 2007 and the last of which expires in 2014. Based on leases currently have in place, our minimum required annual lease payments for these locations through December 31, 2004, was $186,790 and will be $194,266 for the year ending December 31, 2005.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         Neither us, nor any of our officers or directors is a party to any material legal proceeding or litigation not arising in the ordinary course of business and we know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2004.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. Our shareholders may, therefore, find it difficult to resell their securities. Furthermore, our shares are not marginable and it is unlikely that a lending institution would accept our common stock as collateral for a loan.

         We are currently undertaking a public offering of a maximum of 10,000,000 shares of our common stock at a price of $2.00 per share, for an aggregate offering of up to $20,000,000. This public offering was registered with the Securities and Exchange Commission pursuant to an SB-2 registration statement. Subsequent to the year end, on January 31, 2005, our SB-2 registration statement was declared effective by the Securities and Exchange Commission. We commenced our public offering on January 31, 2005. The commission file number assigned to this registration statements is 333-119234.

         As of March 23, 2005, we had sold 72,000 shares, raising $144,000.

         Currently the offering is self underwritten and is being sold by the officers and directors of the Company, so no underwriting discounts and commissions, finders' fees or expenses have been paid.

         In accordance with the use of proceeds set forth in the registration statement, as of March 23, 2005, approximately $120,000 has been used to reduce outstanding debt obligations of the Company. Of the $120,000, approximately $29,000 was paid to reduce amounts owed on a line of credit extended to us by Michael Carroll and a note payable to Michael Carroll. Mr. Carroll is an officer and director of the Company.

         To date, none of our outstanding shares of common stock are subject to outstanding options or warrants to purchase our common stock. We currently have approximately 60 shareholders.

         Of our 38,428,700 common shares currently outstanding, 38,352,700 shares have been held for more than one year and would be eligible for resale in compliance with the provisions of Rule 144.

Cash Dividends

            The Company has not declared a cash dividend on any class of common equity in the last two fiscal years. There are no restrictions on the Company's ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. The Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Recent Sales of Unregistered Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

         During the quarter ended December 31, 2004, we did not issue any securities that had not been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------
           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during our fiscal years ended December 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

Forward-Looking Statements

         Certain statements of our expectations contained herein, including, but not limited to statements regarding sales growth, new stores, increases in comparable store sales, commodity price inflation and deflation, and capital expenditures constitute "forward-looking statements." Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to implement new technologies and processes, our ability to attract, train, and retain highly-qualified associates, unanticipated weather conditions and the impact of competition and regulatory and litigation matters. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made.

Results of Operations

         Despite our expectation that we would realize an operating profit in fiscal 2003 as a result of having all three of our Company-owned store locations open for all of fiscal 2003, compared to two stores for all of fiscal 2002 and a third store for part of fiscal 2002, we realized a slightly increased net loss from operations in fiscal 2003. While we enjoyed our higher revenues in fiscal 2004 than in any prior year, we still realized a net less in 2004.

         Revenues

         We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups - retail customers and contractors. Retail customers generally pay higher prices for products than contractors. Typically, about 70% of our product sales are to retail customers and 30% of our product sales are to contractors. An exception to this general rule occurred during the third quarter of 2004, when as a result of the unusually active hurricane season, retail customer sales accounted for only 40% of total product sales. As a result, even though sales volume increased an average of 12% during the first, second and fourth quarters of 2004 compared to the same quarters of 2003, and we raised retail product prices an average of 2% in January 2004, we realized an increase in net revenue of only 11% for the year ended December 31, 2004, compared to December 31, 2003.

         In the twelve months ended December 31, 2004, we realized net revenue of $3,774,562, an 11% increase compared to the twelve months ended December 31, 2003. We believe the increase in net revenue during the twelve month period ended December 31, 2004, compared to the same period of 2003, is attributable to improving economies and consumer confidence in the communities where we operate.

         As noted above, our revenues are affected by consumer confidence. Based on sales in 2004, we believe consumer confidence in the communities where we operate is strong. We anticipate revenues at our current stores to remain constant or even slightly higher in 2005. We anticipate that our planned expansion into more and larger markets will increase product sales and revenue from operations. We believe the revenues we can earn from one store in the larger markets we are targeting will be equivalent to the revenue we earn in the three stores we currently have.

         Gross Profits

         Our gross profits are directly affected by our costs of sales. Cost of sales includes all direct costs of floor coverings, materials used in installation and installation labor. As with revenues, our cost of sales and gross profits are directly affected by changes in the percentage of products sold to retail customers versus contractors. As discussed above, the prices we can charge contractors are lower than the prices we can charge retail customers, therefore, our profit margin on product sales to retail customers is greater. Moreover, we typically also realize profit from the sale of materials used in installation and from the costs charged for installation labor to retail customers. Conversely, contractors typically use their own subcontractors to install the floor covering products they purchase. These subcontractors provide the materials used in installation and the installation labor.

         Gross profit during the year ended December 31, 2004, was $1,147,069, 13% higher than the $1,012,237 gross profit realized during the year ended December 31, 2003, as increased net revenues were partially offset by a 10% increase in cost of sales during fiscal 2004.

         We believe the improvement in our gross profit during the year ended December 31, 2004, resulted from several factors. First, in January 2004, we increased average retail product price by 2%. This resulted in a 5% increase in gross profit on retail products sales. Second, at the start of the year we negotiated 5% to 10% lower installation rates with some of our installers by agreeing to pay them a fixed monthly fee. Finally, during 2004, we began purchasing product in larger quantities, which resulted in a reduction in the costs we pay to purchase the flooring covering products we sell. These changes resulted in 25% higher gross profits during the first nine months of the 2004 fiscal year end. During the fourth quarter of 2004, however our gross profit was $80,082, compared to $157,799 during the fourth quarter of 2003, a decrease of 49%. We believe this significant decrease is the result of several factors. As a result of the unusually active hurricane season in August and September 2004, we installed very little product and realized limited income from installations in October 2004. Despite realizing limited income from installations in October 2004, we still incurred fixed installation costs, which were not offset by revenue. Also during the fourth quarter of 2004, many of our product suppliers raised their prices to compensate for significantly higher transportation costs. Overall, for the 2004 fiscal year, gross profit as a percentage of sales remained constant, increasing 0.6% compared to fiscal 2003.

         We have and will continue to seek to build alliances with major vendors in the floor covering industry. We believe these relationships and our strategic purchasing methods have contributed to improving margins. We also expect our cost of sales margins to improve as we increase the utilization of in-house installation labor.

         General and Administrative Expenses

                  For the years ended December 31, 2004 and 2003

         General and administrative expenses for the year ended December 31, 2004, decreased $159,626, or 11% to $1,274,409 compared to the year ended December 31, 2003, and as a percentage of sales revenue decreased from 42% during the year ended December 31, 2003 to 34% during the year ended December 31, 2004. During the twelve months ended December 31, 2004 and 2003, general and administrative costs consisted of:

                                                   Year ended
                                     -----------------------------------------
                                     December 31, 2004      December 31, 2003
                                     -----------------      -----------------
Salaries & benefits costs                $    584,700          $    661,795
Advertising & display costs                    64,348               139,516
Occupancy costs & utilities                   305,628               309,926
Legal & accounting costs                       37,979                67,006
Other                                         281,754               255,792
                                         ------------          ------------
                                         $  1,274,409          $  1,434,035
                                         ============          ============

         The reduction in salaries and benefits costs in the year ended December 31, 2004, compared to 2003, is largely the result of a reduction in our administrative work force with the completion of our management information system and the consolidation of certain job functions, during the first quarter of 2004. We do not anticipate significant increases in staffing needs until we have raised sufficient capital to expand our operations.

         During the year ended December 31, 2004, we reduced our advertising and display costs by 46% compared to the same period of 2003 because we believe we are well known within our current markets. We anticipate continued reductions in advertising costs until we expand to new markets.

         Occupancy costs and utilities during the year ended December 31, 2004, compared to the same period of 2003, remained relatively flat, decreasing by less than 1.5%. We expect these costs to remain constant until we expand our operations.

         Legal and accounting costs decreased 43% to $37,979, during the year ended December 31, 2004 compared to the year ended December 31, 2003. In 2003, we incurred significantly higher accounting fees in connection with auditing our financial statements back through the inception of our Company. Despite the reduction in legal and accounting costs in fiscal 2004 as compared to fiscal 2003, we anticipate legal and accounting costs in 2005 will return to 2003 levels or even higher as the Company begins to incur legal and accounting costs in connection with its ongoing public reporting obligations.

         Other costs increased 10% to $281,754 during the twelve months ended December 31, 2004 compared to the comparable period of 2003. This increase is primarily attributable to a $14,000 increase in postage and office costs associated with increasing our operations, a $11,000 increase in travel costs as a result of increasing the number of flooring product shows we attend and traveling to scout out potential locations for expansion, and an $11,000 increase in automobile expenses associated with increasing the number of employees we reimburse for automobile expenses. We anticipate increases in other expenses to remain constant until we expand and add additional company owned stores to our network.

         Net Loss

         Our net loss in fiscal 2004 was $195,124, compared to $467,460 in fiscal 2003. This 58% decrease in net loss during the twelve months ended December 31, 2004, is primarily the result of increased product sales in 2004 compared to 2003.

         Liquidity and Capital Resources

         Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. Subsequent to the year end, on January 31, 2005, our SB-2 registration statement was declared effective by the Securities and Exchange Commission and we commenced selling shares of our common stock at $2.00 per share. As of March 23, 2005, we have raised $144,000. We anticipate our capital resources in the upcoming twelve months will likewise consist primarily of revenues from operations, funds raised in financing activities and debt.

         During fiscal 2004 and 2003 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                              Fiscal 2004        Fiscal 2003
                                             ------------ -------------------

Net cash used in operating activities          $(314,976)          $(327,651)
Net cash used in investing activities            (40,100)            (39,406)
Net cash provided by financing activities      $ 390,154             374,397
                                               ---------           ---------
NET INCREASE IN CASH                           $  35,078           $   7,340
                                               =========           =========

         As discussed herein, during fiscal 2004 compared to fiscal 2003, product sales increased and general and administrative expenses decreased leading to a reduction in net loss of $272,336, to $195,124. During year ended December 31, 2004, as product sales have improved, inventory has increased $53,837 or about 21.6% compared to the year ended December 31, 2003. Similarly, as a result of increased product sales our accounts receivable increased by $36,770 to $148,661, during fiscal 2004, compared to fiscal 2003. During fiscal 2004, prepaid expenses increased 81,507 compared to fiscal 2003. These prepaid expenses relate to the direct costs of our I.P.O. and will be a reduction in additional paid in capital at the time shares are issued. Customer deposits for the twelve months ended December 31, 2004, decreased $110,715. This decrease in customer deposits is attributable to two factors. First, the decrease in customer deposits is attributable to the decrease in retail sales we experienced during September as a result of the hurricane season. At the time we sell product to our retail customers we require a deposit. Once the job is completed we recognize the revenue from the sale. Most retail jobs are completed within 30-60 days. The decrease in customer deposits reflects the drop in retail sales caused by the hurricanes. Second, we typically experience decreases in retail sales and correspondingly, customer deposits, during December of each year as consumer demand for floorcovering products tends to decrease and consumers who do purchase during the fourth quarter typically want their floorcoverings installed prior to the holiday season. Net cash used in operating activities during fiscal 2004 was slightly lower than net cash used in operating activities in fiscal 2003, decreasing $12,675 or less than 4%. This increase in cash used in operating activities during fiscal 2004 was largely the result of a net loss of $195,124 compared to a net loss of $467,460, partially offset by an increase in inventory, accounts receivable and prepaid expenses and a decrease in customer deposits.

         Net cash used in investing activities in fiscal 2004 increased by only $694 or, less than 2%, to $40,100.

         Net cash provided from financing activities increased $15,757, or 4% in fiscal 2004 as compared to fiscal 2003. During the twelve months ended December 31, 2004, proceeds from a long term loan and issuance of stock totaled $963,339. This amount was only partially offset by the repayment on the credit line from a related party in the amount of $97,000 and payment on long term debt totaling $476,185, resulting in net cash from financing activities of $390,154. By comparison, in fiscal 2003, net cash from financing activities totaled $374,397. Those funds came from a related party credit line, long term loans and the issuance of stock.

         At December 31, 2004 and 2003, we had cash on hand of $90,092 and 55,014, respectively.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of December 31, 2004.

                                                                   Payments Due by Fiscal Year
                                                 ---------------------------------------------------------
Contractual Commitments               Total          2005           2006            2007           2008        Thereafter
--------------------------------------------------------------------------------------------------------------------------
Line of Credit-Related Party       $   27,000    $   27,000     $        --      $       --     $       --     $       --
Note Payable-Related Party            137,964        42,919          47,414          47,631             --             --
Note Payable                          700,135       204,871          44,373          47,344         50,515        353,032
Capital Leases                         27,348         8,841          10,473           8,034             --             --
Operating Leases                      850,406       194,266         199,534         149,388        152,170        155,098
                                   ----------    ----------     -----------      ----------     ----------     ----------
         TOTAL                     $1,742,853    $  477,897     $   301,794      $  252,397     $  202,685     $  508,130
                                   ==========    ==========     ===========      ==========     ==========     ==========

Off-Balance Sheet Financing Arrangements

         As of December 31, 2004 and 2003, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

         Revenue Recognition

         We recognize revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition in Financial Statements." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Accordingly, revenue is recognized when an order has been received, the price is fixed and determinable, the order is shipped and installed, collection is reasonably assured and we have no significant obligations remaining. Licensing fees are royalties paid to us for licensing the use of the name The Flooring Zone. The royalties range from 1-2% of the licensee's commercial sales volume.

         We record accounts receivable for sales which have been delivered but for which money has not been collected. An allowance for doubtful accounts is provided for accounts deemed potentially uncollectible based on analysis and aging of accounts. For customer purchases or deposits paid in advance, we record a liability until products are shipped or installed.

         Merchandise Inventory

         We record inventory at the lower of cost or market, cost being determined on a first-in, first-out method. We do not believe our merchandise inventories are subject to significant risk of obsolescence in the near-term, and we have the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions.

         Vendor Funds

         We receive funds from vendors in the normal course of business for purchase-volume-related rebates. Our accounting treatment for these vendor-provided funds is consistent with Emerging Issues Task Force (EITF) 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor." Under EITF 02-16, purchase volume rebates should be treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. The purchase volume rebates that we receive do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, they are treated as a reduction in the cost of inventory and we recognize these funds as a reduction of cost of sales when the inventory is sold.

Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on July 1, 2005, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS no. 151 on its consolidated financial statements.

         In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the "Act") that provides a tax deduction on qualified production activities. Accordingly FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. The Company will comply with the provisions of FSP 109-1 effective January 1, 2005, and does not believe that the adoption of this FASB Staff Position will have a material impact on the Company's financial statements.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                             The Flooring Zone, Inc.

             Report of Independent Registered Public Accounting Firm
                                       And
                        Consolidated Financial Statements

                                December 31, 2004

                             The Flooring Zone, Inc.


                                TABLE OF CONTENTS


                                                                           Page

Report of Independent Registered Public Accounting Firm..................   19

Consolidated Balance Sheet-December 31, 2004.............................   20

Consolidated Statements of Operations for the Years Ended
  December 31, 2004 and 2003.............................................   22

Consolidated Statements of Stockholders' Deficit for the Years
  Ended December 31, 2004 and 2003.......................................   23

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2003.............................................   24

Notes to Consolidated Financial Statements...............................   25

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
The Flooring Zone, Inc.


We have audited the accompanying consolidated balance sheet of The Flooring Zone, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Flooring Zone, Inc. and subsidiaries as of December 31, 2004 and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds

Mantyla McReynolds
Salt Lake City, Utah
February 18, 2004

                                             The Flooring Zone, Inc.
                                           Consolidated Balance Sheet
                                                December 31, 2004


                                                     ASSETS



Current assets:
    Cash                                                                              $           90,092

    Accounts receivable, net of allowance of $20,426                                             148,661

    Inventory-Notes 1 & 3                                                                        303,174

    Prepaid expenses                                                                              79,507
                                                                                      ------------------
          Total current assets                                                                   621,434


Property & equipment, net - Notes 1 & 2                                                          294,687


Other assets:

     Intangible assets, net of accumulated amortization of $1,366                                  6,931

     Deposits                                                                                      6,031
                                                                                      ------------------
          Total other assets                                                                      12,962
                                                                                      ------------------

TOTAL ASSETS                                                                          $          929,083
                                                                                      ==================


                          See accompanying notes to financial statements

                                             The Flooring Zone, Inc.
                                     Consolidated Balance Sheet [continued]
                                                December 31, 2004

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                  $          517,559

    Line of credit-related party-Note 7                                                           27,000

    Customer deposits                                                                             35,812

    Accrued liabilities                                                                           14,564

    Current portion long-term debt - Note 8                                                      256,631
                                                                                      ------------------
          Total current liabilities                                                              851,566

Long-term liabilities:-Note 8

    Note payable-related party                                                                   137,964


    Long-term debt                                                                               727,483


    Current portion long-term debt                                                              (256,631)
                                                                                      ------------------
          Total long-term liabilities                                                            608,816

              Total liabilities                                                                1,460,382

Stockholders' deficit:-Note 5

    Preferred Stock, 10,000,000 shares authorized $.001 par
       value: No shares issued and outstanding                                                         -

    Common stock, 100,000,000 shares authorized $.001 par
       value; 38,428,700 shares issued and outstanding                                            38,429

    Additional paid in capital                                                                   403,805

    Accumulated deficit                                                                         (973,533)
                                                                                      ------------------

          Total stockholders' deficit                                                           (531,299)
                                                                                      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $          929,083
                                                                                      ==================


                             See accompanying notes to financial statements

                                                      21

                                             The Flooring Zone, Inc.
                                      Consolidated Statements of Operations
                                 For the years ended December 31, 2004 and 2003



        Revenues:                                                   2004                     2003
                                                             -----------------        -----------------
         Sales                                               $       3,769,343        $       3,396,107

         Licensing Fees                                                  5,219                      978
                                                             -----------------        -----------------
         Net revenues                                                3,774,562                3,397,085

         Less cost of sales                                          2,627,493                2,384,848
                                                             -----------------        -----------------

        Gross profit                                                 1,147,069                1,012,237

        General and administrative expenses                          1,274,409                1,434,035
                                                             -----------------        -----------------
             Net income (loss) from operations                        (127,340)                (421,798)


        Other income/(expense):

          Interest expense                                             (67,784)                 (45,662)
                                                             -----------------        -----------------

               Total other income/(expense)                            (67,784)                 (45,662)
                                                             -----------------        -----------------

        Net income (loss) before taxes                                (195,124)                (467,460)

               Income taxes                                                  -                        -
                                                             -----------------        -----------------

        Net income (loss)                                    $        (195,124)       $        (467,460)
                                                             =================        =================


         Net Loss per share-basic and diluted                $           (0.01)       $           (0.01)
                                                             =================        =================


        Weighted average shares outstanding-basic and
          diluted                                                   38,406,689               38,176,515
                                                             =================        =================


                                See accompanying notes to financial statements

                                                        22

                                                     The Flooring Zone, Inc.
                                        Consolidated Statements of Stockholders' Deficit
                                         For the Years Ended December 31, 2004 and 2003



                                                                 Additional       Accounts                           Total
                                          Shares      Common       Paid in        Receivable,   Accumulated       Stockholders'
                                          Issued       Stock       Capital        Shareholder     Deficit            Deficit
                                      ------------- ----------- ------------- ---------------- --------------- -----------------
Balance, January 1, 2003                       100  $    1,000  $          -                -  $    (310,949)    $     (309,949)

Recapitalization at merger with
  Nevada Corporation, May 13, 2003      38,124,900      37,125        24,484                                             61,609

Shares issued pursuant to Stock             45,000          45        56,205                                             56,250
Incentive Plan at $1.25/share

Shares issued for cash/credit at
  $1.25/share                              182,700         183       228,192          (12,500)                          215,875

Net loss for year ended
  December 31, 2003                                                                                 (467,460)          (467,460)
                                        ----------  ----------  ------------      -----------  -------------     --------------
Balance, December 31, 2003              38,352,700      38,353       308,881          (12,500)      (778,409)          (443,675)

Payment received on shares issued
  in 2003                                                                              12,500                            12,500

Shares issued for cash at
  $1.25/share                               76,000          76        94,924                                             95,000

Net loss for year ended
  December 31, 2004                                                                                 (195,124)          (195,124)
                                        ----------  ----------  ------------      -----------  -------------     --------------

Balance, December 31, 2004              38,428,700  $   38,429  $    403,805      $         -  $    (973,533)    $     (531,299)
                                        ==========  ==========  ============      ===========  =============     ==============



                                         See accompanying notes to financial statements

                                                               23

                                                     The Flooring Zone, Inc.
                                              Consolidated Statements of Cash Flows
                                         For the years ended December 31, 2004 and 2003


                                                                                         2004                 2003
                                                                                    -------------        -------------

        CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                                    $    (195,124)       $    (467,460)

        Adjustments to reconcile net loss to net cash used in operating activities:

            Depreciation and amortization                                                  39,383               35,436

            Bad debt expense                                                                    -               27,776

          Decrease (increase) in accounts receivable                                      (36,770)              (6,128)

          Decrease (increase) in accounts receivable-related party                              -                3,694

          Decrease (increase) in inventories                                              (53,837)              44,468

          Decrease (increase) in employee loans and advances                                 (207)               4,667

          Decrease (increase) in prepaid expenses                                         (79,507)               2,000

          Decrease (increase) in deposits                                                     703                 (115)

          Increase (decrease) in accounts payable                                         134,847              (37,805)

          Increase (decrease) in accrued liabilities                                      (13,749)              (7,945)

          Increase (decrease) in customer deposits                                       (110,715)              73,761
                                                                                    -------------        -------------
                       Net cash used in operating activities                             (314,976)            (327,651)

        CASH FLOWS FROM INVESTING ACTIVITIES

          Purchase of property and equipment                                              (36,646)             (39,406)

          Purchase of intangible assets                                                    (3,454)                   -
                                                                                    -------------        -------------
                       Net cash used in investing activities                              (40,100)             (39,406)

        CASH FLOWS FROM FINANCING ACTIVITIES

        Borrowing (payments)  on line of credit-related party                             (97,000)             124,000

        Proceeds from borrowing on long term debt                                         855,839               26,127

        Payments on  long term debt                                                      (476,185)             (47,855)

        Proceeds from the issuance of common stock                                        107,500              272,125
                                                                                    -------------        -------------
                     Net cash provided by financing activities                            390,154              374,397
                                                                                    -------------        -------------

                               NET INCREASE IN CASH                                        35,078                7,340

        CASH AT BEGINNING OF YEAR                                                          55,014               47,674
                                                                                    -------------        -------------

        CASH AT END OF YEAR                                                         $      90,092        $      55,014
                                                                                    =============        =============


        SUPPLEMENTAL DISCLOSURES

         Cash paid for interest                                                     $      63,784        $      45,662

         Cash paid for income taxes                                                             -                    -

         Issued stock to relinquish debt                                                        -               61,069



                                         See accompanying notes to financial statements

                                                               24

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization-The Flooring Zone, Inc. (the Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. On May 13, 2003 pursuant to a Share Exchange Agreement, the Company acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc (the "Georgia Company), a Georgia Corporation, in exchange for 38,125,000 shares of common stock of the Company. The company's business operations provide for full-service retail floor covering products and services.

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

         Principles of Consolidation-The accompanying consolidated financial statements include the accounts of The Flooring Zone, Inc. and its wholly owned subsidiary, The Flooring Zone of Georgia, Inc. All significant intercompany balances and transactions are eliminated.

         Revenue Recognition- The Company recognizes revenue according to Staff Accounting Bulletin 104, Revenue Recognition which clarifies U.S. generally accepted accounting principles for revenue transactions. Accordingly, revenue is recognized when an order has been received, the price is fixed and determinable, the order is shipped and installed, collection is reasonably assured and the Company has no significant obligations remaining. Licensing fees are royalties paid to the Company for licensing the use of the name The Flooring Zone. The royalties range from 1-2% of the licensee's commercial sales volume.

         Use of Estimates in Preparation of Financial Statements- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents- The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

         Bad debt and allowance for doubtful accounts- The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables.

         Concentrations of credit risk- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to its customers in the normal course of business, and accordingly performs ongoing credit evaluations and maintains allowances for potential credit losses. Concentrations of credit with respect to trade receivables are limited due to the Company requiring a deposit from customers.

         Inventory- Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out method.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         [continued]

         Vendor Funds- We receive funds from vendors in the normal course of business for purchase-volume-related rebates. Our accounting treatment for these vendor-provided funds is consistent with Emerging Issues Task Force (EITF) 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor." Under EITF 02-16, purchase volume rebates should be treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. The purchase volume rebates that we receive do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, they are treated as a reduction in the cost of inventory and we recognize these funds as a reduction of cost of sales when the inventory is sold.

         Property and Equipment- Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. The following is a summary of the estimated useful lives and depreciation methods used in computing depreciation expense:

                                            Depreciation            Estimated
         Asset                                 Method              useful life
         -----------------------------  ---------------------  -----------------
         Equipment                      Straight-line          5-10 years
         Furniture and fixtures         Straight-line          10-15 years
         Vehicles                       Straight-line          10 years
         Leasehold improvements         Straight-line          10 years
         Displays                       Replacement            N/A

         Intangible Assets- Intangible assets include trademarks that have been registered with the United States Patent and Trademarks office. Intangible assets also include the closing costs for refinancing a portion of the Company's debt with a bank. The costs of obtaining trademarks and closing costs are capitalized as incurred and are amortized over their estimated useful lives of fifteen years and five years, respectively, using the straight-line method. Amortization expense for the years ended December 31, 2004 and 2003 were $611 and $323, respectively.

         Income Taxes- In July 2000 the Company elected to be taxed as an S Corporation under the Internal Revenue Service Code. Accordingly, under such an election, the Company's taxable income was reported by the individual shareholders. In 2003 the Company cancelled its election to be taxed as an S Corporation and therefore applies the provisions of Statement of Financial Accounting Standards(SFAS) No. 109, Accounting for Income Taxes which requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

         Net Loss Per Common share- In accordance with SFAS No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         [continued]

         At December 31, 2004 there are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

         Stock based compensation- SFAS No. 123, Accounting for Stock-Based Compensation allows companies to choose whether to account for employee stock-based compensation on a fair-value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to account for stock-based compensation using APB 25. If the compensation cost for the Company's compensation plan had been determined consistent with SFAS No. 123 the Company's net income and net income per common share would have changed to the pro forma amounts indicated below:

                                                                        2004                2003
                                                                 -------------------  -----------------
          Net loss, as reported                                  $      (195,124)     $      (467,460)

          Compensation cost under fair value-based accounting
          method, net of tax                                                   -               14,578
                                                                 -------------------  -----------------
          Net loss, pro forma                                           (195,124)            (482,038)

          Net loss per share-basic and diluted:
              As reported                                        $         (0.01)     $         (0.01)
              Pro forma                                          $         (0.01)     $         (0.01)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3% and expected lives of 3,650 days.

         Advertising Costs- Advertising costs of the Company are charged to expense as incurred. Advertising expense amounted to $53,102 and $104,000 in 2004 and 2003, respectively.

         Recently Issued Financial Accounting Standards--In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on July 1, 2005, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         [continued]

         transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

         The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS no. 151 on its consolidated financial statements.

         In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the "Act") that provides a tax deduction on qualified production activities. Accordingly FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. The Company will comply with the provisions of FSP 109-1 effective January 1, 2005, and does not believe that the adoption of this FASB Staff Position will have a material impact on the Company's financial statements.

Note 2   PROPERTY AND EQUIPMENT


         The major categories of property and equipment are as follows:

                                                              12/31/2004
                                                     ---------------------

            Equipment                                         $   133,146
            Furniture and fixtures                                 21,331
            Vehicles                                               20,127
            Leasehold improvements                                156,265
            Displays                                               83,775
            Accumulated depreciation                             (119,957)
                                                     ---------------------
                  Net property and equipment                  $   294,687
                                                     =====================

         Included in equipment are assets totaling $29,978 which are financed by capital lease. Related amortization is included in accumulated depreciation. Depreciation expense was $38,773 in 2004 and $35,113 in 2003.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 3   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:

                                                          12/31/04
                                                    ---------------------

                        Flooring material                        303,174
                                                    ---------------------

                                             Total  $            303,174
                                                    =====================


Note 4   INCOME TAXES

         Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                  Description                              NOL Balance            Tax               Rate
                  -------------------------------------  -----------------  -----------------  ----------------
                     Federal Income Tax                          $669,084           $227,489         34%
                     Georgia State Income Tax                     669,084             40,145         6%
                                                                            -----------------
                     Valuation allowance                                           (267,634)
                                                                            -----------------

                  Deferred tax asset 12/31/2004                                          $ 0
                                                                            =================

         The allowance has increased $78,050 from $189,584 as of December 31, 2003.

Note 5   COMMON STOCK/PREFERRED STOCK

         On May 13, 2003 pursuant to a Share Exchange Agreement, the Company acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc (the Georgia Company), a Georgia Corporation, in exchange for 38,125,000 shares of common stock of the Company of which 125,000 eventually were issued to a creditor to relieve $61,609 of debt.

         On June 20, 2003 pursuant to receiving Notices of Stock Option exercise the Company issued 44,950 shares of its restricted Common Stock for $56,187.50 or $1.25 per share. The Company also accepted the Subscriptions and Investment Representation Letters from 14 investors and issued 37,700 shares of its restricted common stock at a price of $1.25 per share for a total of $47,125.

         On August 1, 2003 the Company accepted the Subscriptions and Investment Representation Letters from 16 investors and issued 76,400 shares of its restricted common stock at a price of $1.25 per share for a total of $95,500.

         In September 2003 the Company accepted the Subscriptions and Investment Representation Letters from 7 investors and issued 68,600 shares of its restricted common stock at a price of $1.25 per share for a total of $85,750. Of this, 10,000 shares were issued but payment of $12,500 was not received until February 2004. The Company also received Notices of Stock Option exercise and issued 50 shares of its restricted Common Stock for $62.50 or $1.25 per share.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 5   COMMON STOCK/PREFERRED STOCK - [continued]

         In May 2004 pursuant to Rule 506 of Regulation D of the Securities Act of 1933 the Company accepted the Subscriptions and Investment Representation Letters from 3 investors and issued 76,000 shares of its restricted common stock at a price of $1.25 per share for a total of $95,000.

         The Company's preferred stock may be issued from time to time in one or more series. The Board of Directors are to establish by resolution(s) the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2004 no shares of preferred stock have been issued by the Company.

Note 6   STOCK OPTION PLAN

         On May 13, 2003 the Company's Board of Directors adopted the Company's 2003 Stock Incentive Plan (The Plan). The Plan grants options to its key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price determined by the Stock Option Committee of the board at the time of grant. The options fully vest upon the date of grant.

         Changes in stock options for the year ended December 31, 2004 and 2003 is as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
         2004:                                      Shares               Price
                                                ----------------    ----------------
         Granted                                              0     $          0.00
         Exercised                                            0                0.00
         Forfeited/expired                                    0                0.00
         Outstanding @ December 31                            0                0.00
         Exercisable                                          0                0.00

         Weighted average fair value of options granted during      $          0.00
         year

         Weighted average fair value of shares issued under
         Stock Incentive Plan                                       $          0.00

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004



Note 6   STOCK OPTION PLAN -[continued]

                                                                       Weighted
                                                                        Average
                                                                       Exercise
         2003:                                      Shares               Price
                                                ----------------    ----------------
         Granted                                         45,000     $          1.25
         Exercised                                       45,000                1.25
         Forfeited/expired                                    0                0.00
         Outstanding @ December 31                            0                0.00
         Exercisable                                          0                0.00

         Weighted average fair value of options granted during      $          0.32
         year

         Weighted average fair value of shares issued under
         Stock Incentive Plan                                       $          1.25


Note 7   LINE OF CREDIT-RELATED PARTY

         During the year ended December 31, 2003 the Company obtained a line of credit with a shareholder of the Company for the purpose of meeting cash flow needs. The interest rate on the line of credit is 6%. As of December 31, 2004 and 2003, the outstanding balances on this line were $27,000 and $124,000, respectively. The total amount of the credit line available to the Company as of December 31, 2004 is $60,000. The amount of the unused line of credit at December 31, 2004 is $33,000.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 8   LONG-TERM DEBT


         The following is a summary of the Company's indebtedness as of December 31, 2004:

              Note payable to a bank with interest at 6.50% due in monthly installments of $6,270.32 through August 2009, secured by
              Company equipment and property owned by the Company's president.                 $       536,852

              Note payable to a shareholder with interest at 10.00% due in monthly installments of $4,565.33 through October 2007,
              unsecured.                                                                               137,964

              Note payable to a vendor with interest at 7.25% due in
              monthly installments of $13,775.19 through September 2005,
              unsecured.                                                                               133,283

              Note payable to a vendor with interest at $200 per month due in
              monthly installments of $6,200.00 through May 2005, unsecured.                            24,000

              Lease payable to Dell Financial with interest at 17.06% due in monthly installments of $1069.63 through August 2007,
              secured by equipment.                                                                     27,348

              Note payable to an individual with interest at 6%, due on demand,
              unsecured.                                                                                 6,000
                                                                                               ---------------
                                                     Total                                     $       865,447
                                                                                               ===============

          Maturities of debt are as follows:


                   Year Ending December 31:                         Amount
               -------------------------------------       -------------------

                           2005                               $       256,631
                           2006                                       102,259
                           2007                                       103,010
                           2008                                        50,515
                        Thereafter                                    353,032
                                                           -------------------
                                                              $       865,447
                                                           ===================

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 9   LEASES

         The Company has entered into three operating leases with unrelated parties for its retail stores, warehouse and office facilities. The leases expire between 2007 and 2014. During the year ended December 31, 2004, and 2003 the Company paid lease payments in the amount of $226,690 and $212,620, respectively. In 2004 and 2003 the Company also leased on a month to month basis additional office space totaling $14,400 each year.


         The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004:


                            Year ended                      Total
                 ---------------------------------    ------------------

                 December 31, 2005                    $         194,266
                 December 31, 2006                              199,534
                 December 31, 2007                              149,388
                 December 31, 2008                              152,170
                 December 31, 2009                              155,098
                                                      ------------------
                 Totals                               $         850,406
                                                      ==================


Note 10  CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position. However, an unfavorable outcome in these claims could result in a possible judgment against the company of as much as $20,000.

         The Company records contingent losses when they are probable and reasonably estimable. The Company and their legal council have determined that these liabilities are possible but not probable.

Note 11  SUBSEQUENT EVENTS

         The Company's SB-2 Registration statement filed with the Securities and Exchange Commission became effective in January 2005. As of March 23, 2005 the Company had raised $144,000 and will be issuing 72,000 shares of its common stock.

--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
                        ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

         Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

--------------------------------------------------------------------------------
                           ITEM 8B. OTHER INFORMATION
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLAINCE WTH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

Name                    Age     Positions Held                    Director Since
----                    ---     --------------                    --------------

Jimmy S. Lee            41      CEO/President and Director          May 2003
Michael J. Carroll      35      Secretary/Treasurer and Director    May 2003
Steven C. Nichols       37      Vice President                      May 2003

         There is currently one vacancy on our board of directors that we expect to fill with an independent director. Our ability to locate an independent director may be unsuccessful because we do not have error and omission insurance for officers and directors. The above individuals will serve as officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Jimmy S. Lee. Mr. Lee founded the Flooring Zone, Inc., in May 2003, and has served as the President, CEO and a Director of the Flooring Zone, Inc., since that time. Mr. Lee founded the Flooring Zone of Georgia, Inc., in June 2000. Since June of 2000, he has also served as the President, CEO and a Director of the Flooring Zone of Georgia, Inc. In his capacities with the Flooring Zone and the Flooring Zone of Georgia, Mr. Lee has been responsible for the day to day operations and overseen the activities of the sales departments of each entity. Prior to founding the Flooring Zone of Georgia, Mr. Lee served as the General Manager of Tommy Lee Carpets, Inc., where he managed office personnel, sales staff and installation subcontractors. Mr. Lee was employed by Tommy Lee Carpets from July 1996 to May 2000. Mr. Lee is not a director of any other reporting company.

         Michael J. Carroll. Mr. Carroll has served as the Secretary, Treasurer and a Director of the Flooring Zone, Inc., since May 2003, and has held the same positions with The Flooring Zone of Georgia, Inc., since June 2000. In August 1997, Mr. Carroll founded Carroll Custom Homes, Inc., and since that time has served as its President. In that capacity, Mr. Carroll has been primarily responsible to oversee the development and construction of residential housing and to manage purchasing, payroll and accounts payable. Mr. Carroll graduated from Georgia College and State University with a Bachelors Degree in Business Administration in 1992. Mr. Carroll is not a director of any other reporting company.

         Steven C. Nichols. Mr. Nichols has served as a Vice President of the Flooring Zone, Inc., since May 2003. Mr. Nichols has also served as the Vice President of the Flooring Zone of Georgia, Inc., since May 2002. As the Vice President Mr. Nichols duties include sales, collections, customer service and overseeing the operations of Company stores. From December 2000 to December 2001, Mr. Nichols also worked as an account representative for Cook's Wholesale Flooring in Atlanta, Georgia where he was responsible for introducing new and existing products to existing and prospective accounts. From January 1997 to December 2000, Mr. Nichols owned and operated Floors For Less Floor Coverings. As the owner, he was responsible to oversee all aspects of the business. Mr. Nichols earned a Bachelors of Science Degree in Economic from Valdosta State College in 1989. Mr. Nichols is not a director of any other reporting company.

         There are no family relationships among any of our officers and directors.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the directors, executive officers and persons who beneficially own more than 10% of any class of equity securities of an issuer that have been registered pursuant to Section 12 of the Exchange Act, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of those securities with the Securities and Exchange Commission. As no class of our equity securities have been registered pursuant to Section 12 of the Exchange Act, our directors, executive officers and shareholders are not subject to the disclosure obligations of Section 16, and will not be until such time as we register a class of our equity securities pursuant to Section 12 of the Exchange Act.

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

                             EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation paid or accrued since the Company's inception on May 5, 2003 through December 31, 2004, (the end of the Registrant's last completed fiscal year).

                                                   Summary Compensation Table

                                                                          Long Term       Compensation
                           Annual Compensation                                Awards          Payouts
                                                                        Restricted        LTIP
Name and Principal                                      Other Annual    Stock   Options/  Payout   All Other
Position                   Year      Salary      Bonus  Compensation    Awards  SARs #    ($)     Compensation
----------                 ----      ------    -------  ------------    ------   -----    ------  ------------
Jimmy Lee, CEO,            2004     $62,400   $   -0-     $-0-           $-0-     -0-     $-0-        $-0-
President and Director     2003      62,400    10,000      -0-            -0-     -0-      -0-         -0-

Steven Nichols             2004      60,950     6,700      -0-            -0-     -0-      -0-         -0-
Vice President             2003      59,800     2,500      -0-            -0-     -0-      -0-         -0-

Employment Agreements with Executive Officers

         We have no formal employment agreements with any of our executive officers.

Compensation of Directors

         We have no arrangements pursuant to which your directors are compensated for any services provided as a director, or for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement

         There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set forth above that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the company or its subsidiaries, or any change in control, or a change in the person's responsibilities following a changing in control of the Company.

--------------------------------------------------------------------------------
                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

         The following table discloses the beneficial ownership of certain beneficial owners and management based on the number of shares we had outstanding as of December 31, 2004. As of December 31, 2004, we had 38,428,700 common shares outstanding.

                                           Amount of
                             Title of     Beneficial              % of Class           % of Class
Name and Address              Class       Ownership            Before Offering     After Offering(1)
----------------              -----       ---------            ---------------     -----------------
Jimmy Lee                    Common      19,000,000                   49%                39%
3219 Glynn Avenue
Brunswick, Georgia 31520

Michael Carroll              Common      19,000,000                   49%                39%
3219 Glynn Avenue
Brunswick, Georgia 31520

Steven Nichols               Common           1,000                    *                  *
3219 Glynn Avenue
Brunswick, Georgia 31520

All officers and directors
as a group (3 persons)                   38,001,000                  99%                 78%
------------------------------------------------------------------------------------------------------
         TOTAL                                                       99%                 78%
------------------------------------------------------------------------------------------------------

* Less than 1%

(1) As discussed herein, the Company is currently engaged in a public offering of 10,000,000 shares of its common stock pursuant to an SB-2 registration statement declared effective by the Securities and Exchange Commission on January 31, 2005. This column assumes that all 10,000,000 shares are sold in this offering.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         During the past two years, we have issued shares to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.


                    Number       Consideration          Relationship to
Name               of Shares          Given                Issuer
----               ---------    ----------------        -------------

Jimmy Lee          19,000,000      Services        CEO/President/Director *
Michael Carroll    19,000,000      Services        Secretary/Treasurer/Director*
Steven Nichols          1,000      Cash            Vice President

* Holder of 5% or more of our outstanding securities.

         On May 13, 2003, Jimmy Lee, our president and director and Michael Carroll, our secretary/treasurer and director each gave 62,500 common shares of their personal shareholdings to satisfy debt of the Company in the amount of $61,609. Mr. Lee and Mr. Carroll received no consideration from the Company in connection with this transaction.

         In October 2003, we entered into an agreement with Mr. Carroll, whereby he agreed to extend a line of credit to the Company. The interest rate on the line of credit is 6%. We borrowed $27,000 against this line of credit during the fourth quarter of 2004. Subsequent to the year end, in February 2005, we paid $20,000 to Mr. Carroll to reduce the outstanding balance on this line of credit.

         In August 2000, Mr. Carroll loaned Flooring Zone of Georgia, Inc., $275,000 pursuant to an unsecured note payable. This note bears interest at a rate of 10% per year. Under the terms of the note, we are required to make monthly installment payments of $4,565.33 though October 2008. As of September 30, 2004, the outstanding balance on this note was $192,012.

         We believe that each of the above-described transactions was negotiated on terms at least as favorable to us as those available to us on an arms-length. As with the above transactions, all future material transactions entered into with related parties shall be on terms no less favorable to us than we can obtain from an unaffiliated third party on an arms-length basis and will be approved by a majority of our disinterested directors.

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Reports on Form 8-K.

         None.

(b) Exhibits. The following exhibits are included as part of this report:

         Exhibit 21.1      List of Subsidiaries
         Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
                 ITEM 14. PRINCIPLE ACOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

         Mantyla McReynolds has served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2004 and 2003. Principal accounting fees for professional services rendered for us by Mantyla McReynolds for the fiscal years ended December 31, 2004 and 2003, are summarized as follows:

                                           2004                    2003
                                        ---------              ----------
  Audit                                 $  32,086               $  22,404
  Audit related                                 -                       -
  Tax                                           -                       -
  All other                                     -                       -
                                        ---------              ----------
      Total                             $  32,086              $   22,404
                                        =========              ==========

         Audit Fees. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

         Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                                  THE FLOORING ZONE, INC.



Dated: March 30, 2005                             By: /s/  Jimmy Lee
                                                     ---------------------------
                                                     Jimmy Lee, CEO and Director


Dated: March 30, 2005                             By: /s/ Michael Carroll
                                                     ---------------------------
                                                     Michael Carroll,
                                                     Secretary and Director