Form 10QSB
period 2005-03-31
Flooring Zone Inc
filed 2005-05-16
CIK 1289636

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
 March 31, 2005                                                       333-119234


                             THE FLOORING ZONE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   20-0019425
                      -------------------------------------
                      (I.R.S. Employer Identification No.)


                   3219 Glynn Avenue, Brunswick, Georgia 31520
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (912) 264-0505
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the Issuer filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), Yes [X] No [ ]

Check whether the Issuer has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2005 we had 38,529,000 shares of our $0.001 par value, common stock outstanding.

                             THE FLOORING ZONE, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
          March 31, 2005 ....................................................  3

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three months ended March 31, 2005 and 2004................  5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended March 31, 2005 and 2004................  6

         Notes to Condensed Consolidated Financial Statements (Unaudited)....  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  8

     Item 3.  Controls and Procedures........................................ 14


PART II -- OTHER INFORMATION

     Item 2.  Changes in Securities.......................................... 15

     Item 6.  Exhibits and Reports on Form 8-K............................... 15

     Signatures.............................................................. 16

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                     The Flooring Zone, Inc.
                              Condensed Consolidated Balance Sheet
                                         March 31, 2005
                                           (Unaudited)


                                             ASSETS


Current assets:

    Cash                                                                   $            68,772

    Accounts receivable, net                                                           149,712

    Inventory                                                                          470,403

    Prepaid expense                                                                     89,975
                                                                           -------------------
          Total current assets                                                         778,862


Property & equipment, net                                                              284,359

Other assets:

     Intangible assets, net                                                              6,678

     Deposits                                                                            1,563
                                                                           -------------------
          Total other assets                                                             8,241
                                                                           -------------------

TOTAL ASSETS                                                               $         1,071,462
                                                                           ===================


                         See accompanying notes to financial statements

                                               3

                                     The Flooring Zone, Inc.
                        Condensed Consolidated Balance Sheet-[continued]
                                         March 31, 2005
                                           (Unaudited)

                              LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:

    Accounts payable                                                       $           478,773

    Line of credit-related party                                                        42,000

    Customer deposits                                                                   28,529

    Accrued liabilities                                                                 21,212

    Current portion long-term debt                                                     186,279
                                                                           -------------------
          Total current liabilities                                                    756,793

Long-term liabilities:

    Note payable-related party                                                         133,631

    Long-term debt                                                                     738,946

    Current portion long-term debt                                                    (186,279)
                                                                           -------------------
          Total long-term liabilities                                                  686,298

              Total liabilities                                                      1,443,091

Stockholders' deficit:-Note 2

    Preferred Stock, 10,000,000 shares authorized $.001 par value
       value: No shares issued and outstanding                                               -

    Common stock, 100,000,000 shares authorized $.001 par
       value; 38,503,700 shares issued and outstanding                                  38,504

    Additional paid in capital                                                         553,730

    Accumulated deficit                                                               (963,863)
                                                                           -------------------

          Total stockholders' deficit                                                 (371,629)
                                                                           -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $         1,071,462
                                                                           ===================


                         See accompanying notes to financial statements

                                               4

                                     The Flooring Zone, Inc.
                         Condensed Consolidated Statements of Operations
                   For the three month periods ended March 31, 2005 and 2004
                                           (Unaudited)


                                                              Three months ended March 31,
                                                                2005               2004
                                                          -----------------  ----------------
Revenues:

 Sales                                                    $         858,553  $      1,073,228

 Licensing Fees                                                       2,500             5,210
                                                          -----------------  ----------------

Net revenues                                                        861,053         1,078,438

 Less cost of sales                                                 482,412           602,688
                                                          -----------------  ----------------

Gross profit                                                        378,641           475,750

General and administrative expenses                                 348,247           391,139
                                                          -----------------  ----------------

    Net income from operations                                       30,394            84,611


Other income (expense):
  Interest Income                                                        42                 -

  Interest expense                                                  (20,766)          (16,169)
                                                          ------------------ -----------------

       Total other income(expense)                                  (20,724)          (16,169)
                                                          -----------------  ----------------

Net income before taxes                                               9,670            68,442

       Income taxes                                                       -                 -
                                                          -----------------  ----------------

 Net income                                               $           9,670  $         68,442
                                                          =================  ================

Income per share-basic and diluted                        $            0.00  $           0.00
                                                          =================  ================


Weighted average shares outstanding -
  basic and diluted                                              38,455,856        38,352,700
                                                          =================  ================


                 See accompanying notes to financial statements

                                       5

                                             The Flooring Zone, Inc.
                                Condensed Consolidated Statements of Cash Flows
                        For the three month periods ended March 31, 2005 and 2004
                                                   (Unaudited)


                                                                                  3/31/2005             3/31/2004
                                                                               ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                     $         9,670       $        68,442

Adjustments to reconcile net income to net cash used in operating activities:

  Depreciation and amortization                                                         10,581                 9,101

  Decrease (increase) in accounts receivable                                            (1,052)              (56,176)

  Decrease (increase) in inventories                                                  (167,229)              (60,219)

  Decrease (increase) in prepaid expenses and deposits                                  (6,000)                    -

  Increase (decrease) in accounts payable                                              (38,878)              (71,003)

  Increase (decrease) in accrued liabilities                                             6,742                 1.422

  Increase (decrease) in customer deposits                                              (7,284)              (48,020)
                                                                               ---------------       ---------------
      Net cash used in operating activities                                           (193,450)             (156,453)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                         -                     -

  Purchase of intangible assets                                                              -                     -
                                                                               ---------------       ---------------

      Net cash used in investing activities                                                  -                     -

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowing(payments) on line of credit-related party                                 15,000               100,000

Net borrowing(payments) on  long term debt                                               7,130               127,475

Proceeds from the issuance of common stock                                             150,000                     -
                                                                               ---------------       ---------------

      Net cash provided by financing activities                                        172,130               227,475
                                                                               ---------------       ---------------

                    NET INCREASE (DECREASE) IN CASH                                    (21,320)               71,022

CASH AT BEGINNING OF PERIOD                                                             90,092                55,014
                                                                               ---------------       ---------------

CASH AT END OF PERIOD                                                          $        68,772       $       126,036
                                                                               ===============       ===============

SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                                                        $        20,766       $        16,169

 Cash paid for income taxes                                                                  -                     -


                                 See accompanying notes to financial statements

                                                          6

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

         Organization-The Flooring Zone, Inc. (the "Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. The company's business operations provide for full-service retail floor covering products and services.

         Interim financial statements - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2005 and 2004. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the "SEC").

         Stock based compensation- The Company accounts for stock compensation arrangements under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25) and currently intends to continue to do so until it adopts the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS No. 123R). Accordingly, no compensation cost has been recognized for stock compensation arrangements. If the compensation cost for the compensation plans had been determined consistent with SFAS No. 123R, net income and earnings per common share and common share equivalent would have changed to the pro forma amounts indicated below:

                                                         3/31/2005          3/31/2004
                                                     ---------------    ---------------
         Net income, as reported                     $         9,670    $        68,442

         Compensation cost under fair value-based
           accounting method, net of tax                           -                  -
                                                     ---------------    ---------------

         Net loss, pro forma                                   9,670             68,442

         Net loss per share-basic and diluted:
             As reported                             $          0.00    $          0.00

             Pro forma                               $          0.00    $          0.00

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


Note 2   COMMON STOCK

         The Company's SB-2 Registration statement filed with the Securities and Exchange Commission became effective in January 2005. During the first quarter of 2005 the Company issued 75,000 shares of its common stock at a price of $2.00 per share for a total of $150,000.

Note 3   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:

                                                              3/31/05
                                                         ---------------

                        Flooring material                        470,403
                                                         ---------------
                                    Total                $       470,403
                                                         ===============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during our fiscal quarters ended March 31, 2005 and 2004. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

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

General

         The Flooring Zone, Inc. is a Nevada corporation organized on May 5, 2003, to operate full service retail floorcovering stores. We have a wholly-owned subsidairy, The Flooring Zone of Georgia, Inc. The Georgia corporation was formed in 2000, by the founders of The Flooring Zone, Inc., and was established to develop our business concept in the retail floorcovering industry. Through our subsidiary we operate a total of three retail stores. We have stores in Brunswick and St. Mary's, Georgia and one in Yulee, Florida. We also maintain administrative offices and warehouse facilities in Brunswick, Georgia. We are currently conducting a registered offering to raise capital to expand our operations and store locations in the southeastern United States.

Results of Operations

         While we enjoyed a net income during the first quarter of 2005, our revenues and net income during the quarter were lower compared to the same quarter of 2004.

         Revenues

         We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups - retail customers and contractors. Retail customers generally pay higher prices for products than contractors. Typically, about 70% of our product sales are to retail customers and 30% of our product sales are to contractors.

         Despite average retail product prices being approximately 10% higher, in the three months ended March 31, 2005 compared to the same three month period of 2004, we realized a decrease in net revenue of 20% to $861,053. This decrease in revenue in the first fiscal quarter 2005 was primarily the result of an unusually successful first fiscal quarter of 2004, when we provided flooring products for a large condominium complex and several hospitals, combined with the fact that we shifted our spring private sales event from March to April in 2005. While overall revenue decreased 20%, we believe that, exclusive of the condominium project and the hospitals and the timing of our spring private sale, our revenue from product sales in the first quarter 2005 was consistent with revenues from the first quarter of 2004.

         As noted above, our revenues are affected by consumer confidence. Based on sales during the first quarter, we believe consumer confidence in the communities where we operate continues to be strong. We anticipate revenues at our current stores to remain constant or even slightly higher during the remainder of 2005. We anticipate that our planned expansion into more and larger markets will increase product sales and revenue from operations. We believe the revenues we can earn from one store in the larger markets we are targeting will be equivalent to the revenue we earn in the three stores we currently have.

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

         Gross profits during the first fiscal quarter of 2005, was $378,641, 20% lower than the $475,750 gross profits realized during the first fiscal quarter of 2004, as net revenue decreased by 20% during the first fiscal quarter of 2005. Cost of sales as a percentage of net revenues was essentially unchanged. Until such time as we are able to expand our operations into additional markets, we anticipate gross profits to remain consistent with the prior year results or to increase modestly.

         General and Administrative Expenses

                 For the three months ended March 31, 2005 and 2004

         General and administrative expenses for the three months ended March 31, 2005, decreased $42,892, or 11% to $348,247 compared to the three months ended March 31, 2004, but as a percentage of sales revenue increased from 36% during the quarter ended March 31, 2004 to 40% during the quarter ended March 31, 2005. During the three months ended March 31, 2005 and 2004, general and administrative costs consisted of:

                                                   Three Months Ended
                                          March 31, 2005         March 31, 2004
                                          --------------         --------------

Salaries & benefits costs                  $   129,881           $    165,928
Advertising & display costs                     21,350                 31,463
Occupancy costs & utilities                     77,120                 76,038
Legal & accounting costs                        27,500                 24,953
Other                                           92,396                 92,757
                                           -----------            -----------
                                           $   348,247            $   391,139
                                           ===========            ===========

         The 22% reduction in salaries and benefits costs in the quarter ended March 31, 2005 compared to 2004 is largely the result of a reduction in our administrative work force with the completion of our management information system and the consolidation of certain job functions, during the first quarter of 2004. We do not anticipate significant increases in staffing needs until we have raised sufficient capital to expand our operations.

         During the three months ended March 31, 2005 we reduced our advertising and display costs by 32% compared to the same period of 2004 because we believe we are well known within our current markets. We anticipate advertising costs to remain fairly consistent with those incurred during the first quarter 2005 until we expand to new markets.

         Occupancy costs and utilities during the first quarter 2005 compared to the same quarter 2004, remained relatively flat, increasing by less than 1.5%. We expect these costs to remain constant until we expand our operations.

         Legal and accounting costs increased 10% to $27,500 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. We anticipate legal and accounting costs to continue at levels consistent with or higher than the first quarter 2005 as we begin to incur legal and accounting costs in connection with our ongoing public reporting obligations.

         Other costs were essentially unchanged during the quarters ended March 31, 2005 and 2004. We anticipate other expenses to remain relatively constant until we expand and add additional Company owned stores to our network.

         Net Income

         Our net income in the first quarter 2005 was $9,670 compared to $68,442 in the first quarter 2004. This 88% decrease in net income during the first quarter 2005 is primarily the result of decreased sales volume compared to the first quarter 2004 and an increase in general and administrative expenses as a percentage of net revenue.

         Liquidity and Capital Resources

         Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. On January 31, 2005 our SB-2 registration statement was declared effective by the Securities and Exchange Commission and we commenced selling shares of our common stock at $2.00 per share. As of May 11, 2005, we have raised $200,600. We anticipate our capital resources in the upcoming twelve months will likewise consist primarily of revenues from operations, funds raised in financing activities and debt.

         During the first quarter 2005 and 2004 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                    Three Months Ended
                                              March 31, 2005     March 31, 2004
                                              --------------     --------------
Net cash used in operating activities          $   (193,450)      $   (156,453)
Net cash used in investing activities                     -                  -
Net cash provided by financing activities      $    172,130       $    227,475
                                               ------------       ------------

NET INCREASE (DECREASE) IN CASH                $    (21,320)      $     71,022
                                               ============       ============

         As discussed herein, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 product sales decreased as general and administrative expenses as a percentage of sales increased leading to a reduction in net income of $58,772, to $9,670. During the first quarter 2005 inventory has increased $167,229. As is our practice, we generally allow inventory to decrease in December because retail sales are typically slow at the end of the year. We then increase inventory dramatically in January to prepare for anticipated increased sales volume during the first quarter of each year. As a result of financing arrangements with a major product supplier and the application of proceeds from our public offering to reduce debts, our account payable decreased by $38,878 during the first quarter 2005. Net cash used in operating activities during the three months ended March 31, 2005, was 24% higher than net cash used in operating activities during the three months ended March 31, 2004. This increase in cash used in operating activities during the first quarter 2005, was largely the result of reduced net income combined with increased inventory partially offset by decreases in accounts in accounts receivable and customer deposits.

         We used no net cash in investing activities during the first quarter of 2005 or 2004.

         Net cash provided from financing activities was $172,130 during the three months ended March 31, 2005 compared to $227,475 during the three months ended March 31, 2004, a 24% decrease. During the first quarter 2005 we borrowed $22,130 compared to $227,475 during the first quarter 2004. Also during the first quarter 2005, we sold 75,000 shares of our common stock in a public offering resulting in $150,000 in proceeds from stock sales during the first quarter 2005. We sold no shares during the first quarter 2004.

         At March 31, 2005 and 2004, we had cash on hand of $68,772 and $126,036, respectively.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of March 31, 2005.

                                                           Payments Due by Fiscal Year
                                                           ---------------------------

Contractual Commitments            Total        2005        2006      2007      2008    Thereafter
---------------------------------------------------------------------------------------------------
Note Payable-Related Party        124,269      29,224      47,414    47,631        --         --
Notes Payable                     640,435     145,171      44,373    47,344    50,515    353,032
Capital Leases                     23,898       5,391      10,473     8,034        --         --
Operating Leases                  762,256     106,066     199,534   149,388   152,170    155,098
                               ----------    --------    --------  --------  --------   --------

         TOTAL                 $1,550,858    $285,852    $301,794  $252,397  $202,685   $508,130
                               ==========    ========    ========  ========  ========   ========

Off-Balance Sheet Financing Arrangements

         As of March 31, 2005 and 2004, we had no off-balance sheet financing arrangements.

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

Item 3. Controls and Procedures

         Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in the Company's internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

         Management, including the Certifying Officers, does not expect that the Company's disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2005.

         During the quarter, we sold no shares which were not registered under the Securities Act of 1933.

         We are currently undertaking a public offering of a maximum of 10,000,000 shares of our common stock at a price of $2.00 per share, for an aggregate offering of up to $20,000,000. This public offering was registered with the Securities and Exchange Commission pursuant to an SB-2 registration statement. Our SB-2 registration statement was declared effective by the Securities and Exchange Commission on January 31, 2005 and we commenced our public offering at that time. The commission file number assigned to this registration statement is 333-119234.

         As of May 11, 2005, we had sold 100,300 raising $200,600.

         Currently the offering is self underwritten and is being sold by our officers and directors, so no underwriting discounts and commissions, finders' fees or expenses have been paid.

         In accordance with the use of proceeds set forth in the registration statement, as of May 11, 2005, approximately $170,000 has been used to reduce outstanding debt obligations of the Company. Of the $170,000, approximately $29,000 was paid to reduce amounts owed on a line of credit extended to us by Michael Carroll and a note payable to Michael Carroll. Mr. Carroll is an officer and director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Reports on Form 8-K

                  None.

         (B) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   THE FLOORING ZONE, INC.


May 16, 2005                                         /s/ Jimmy Lee
                                                   -----------------------------
                                                   Jimmy Lee,
                                                   Chief Executive Officer


May 16, 2005                                         /s/ Michael Carroll
                                                   -----------------------------
                                                   Michael Carroll,
                                                   Chief Financial Officer