Form 10QSB
period 2005-06-30
Flooring Zone Inc
filed 2005-08-15
CIK 1289636

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
   June 30, 2005                                                 333-119234


                             THE FLOORING ZONE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   20-0019425
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


                   3219 Glynn Avenue, Brunswick, Georgia 31520
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (912) 264-0505
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of August 8, 2005 we had 38,564,750 shares of our $0.001 par value, common stock outstanding.

                             THE FLOORING ZONE, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
            June 30, 2005 ..................................................  3

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three and six months ended June 30, 2005 and 2004........  5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended June 30, 2005 and 2004..................  6

         Notes to Condensed Consolidated Financial Statements (Unaudited)...  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  8

     Item 3.  Controls and Procedures....................................... 16


PART II -- OTHER INFORMATION

     Item 2.  Changes in Securities......................................... 17

     Item 6.  Exhibits and Reports on Form 8-K.............................. 17

     Signatures............................................................. 18

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                     The Flooring Zone, Inc.
                              Condensed Consolidated Balance Sheet
                                          June 30, 2005
                                           (Unaudited)


                                             ASSETS



Current assets:
    Cash                                                                   $            94,726
    Accounts receivable, net                                                           148,730
    Inventory                                                                          520,469
    Prepaid expense                                                                      8,120
                                                                           -------------------
          Total current assets                                                         772,045


Property & equipment, net                                                              280,697

Other assets:

     Intangible assets, net                                                              6,425
     Deposits                                                                            6,031
                                                                           -------------------

          Total other assets                                                            12,456
                                                                           -------------------

TOTAL ASSETS                                                               $         1,065,198
                                                                           ===================


                       See accompanying notes to financial statements

                                               3

                                     The Flooring Zone, Inc.
                        Condensed Consolidated Balance Sheet-[continued]
                                          June 30, 2005
                                           (Unaudited)


                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities:
    Accounts payable                                                       $           549,959
    Line of credit-bank and related party                                              142,000
    Customer deposits                                                                   40,851
    Accrued liabilities                                                                 16,156
    Current portion long-term debt                                                     134,179
                                                                           -------------------

          Total current liabilities                                                    883,145

Long-term liabilities:

    Note payable-related party                                                         113,448
    Long-term debt                                                                     581,323
    Current portion long-term debt                                                    (134,179)
                                                                           -------------------

          Total long-term liabilities                                                  560,592

              Total liabilities                                                      1,443,737

Stockholders' deficit:-Note 2

    Preferred Stock, 10,000,000 shares authorized $.001 par value
       value: No shares issued and outstanding                                               -
    Common stock, 100,000,000 shares authorized $.001 par
       value; 38,539,750 shares issued and outstanding                                  38,540
    Additional paid in capital                                                         546,287
    Accumulated deficit                                                               (963,366)
                                                                           -------------------

          Total stockholders' deficit                                                 (378,539)
                                                                           -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $         1,065,198
                                                                           ===================


                         See accompanying notes to financial statements

                                                4

                                             The Flooring Zone, Inc.
                                 Condensed Consolidated Statements of Operations
                     For the three month and six month periods ended June 30, 2005 and 2004
                                                   (Unaudited)



                                                  Three months ended June 30,           Six months ended June 30,
                                                  2005               2004               2005               2004
                                            ----------------   ----------------   ----------------   ----------------
Revenues:

 Sales                                      $        926,128   $        937,535   $      1,784,681   $      2,010,763
 Licensing Fees                                            0                  9              2,500              5,219
                                            ----------------   ----------------   ----------------   ----------------

Net revenues                                         926,128            937,544          1,787,181          2,015,982
 Less cost of sales                                  608,283            624,338          1,090,695          1,227,026
                                            ----------------   ----------------   ----------------   ----------------

Gross profit                                         317,845            313,206            696,486            788,956
General and administrative expenses                  294,308            307,599            642,555            698,738
                                            ----------------   ----------------   ----------------   ----------------

    Net income (loss) from operations                 23,537              5,607             53,931             90,218



Other income (expense):

  Interest expense                                   (23,039)           (14,860)           (43,765)           (31,029)
                                            ----------------   ----------------   ----------------   ----------------

       Total other income(expense)                   (23,039)           (14,860)           (43,765)           (31,029)
                                            ----------------   ----------------   ----------------   ----------------

Net income (loss) before taxes                           498             (9,253)            10,166             59,189
       Income taxes                                        -                  -                  -                  -
                                            ----------------   ----------------   ----------------   ----------------

 Net income (loss)                          $            498   $         (9,253)  $         10,166   $         59,189
                                            ================   ================   ================   ================

Income (loss) per share-basic and diluted   $           0.00   $          (0.01)  $           0.00   $           0.00
                                            ================   ================   ================   ================

Weighted average shares outstanding -
  basic and diluted                               38,522,145         38,416,034         38,475,423         38,384,436
                                            ================   ================   ================   ================


                                 See accompanying notes to financial statements

                                                          5

                                             The Flooring Zone, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                             For the six month periods ended June 30, 2005 and 2004
                                                   (Unaudited)


                                                                                    6/30/2005             6/30/2004
                                                                                 --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $       10,166        $       59,189

Adjustments to reconcile net income to net cash used in operating activities:

  Depreciation and amortization                                                          21,245                18,278
  Decrease (increase) in accounts receivable                                                (69)               (7,512)
  Decrease (increase) in inventories                                                   (217,295)             (230,346)
  Decrease (increase) in prepaid expenses                                                (8,120)                  703
  Increase (decrease) in accounts payable                                                32,400                51,185
  Increase (decrease) in accrued liabilities                                              1,592                (8,776)
  Increase (decrease) in customer deposits                                                5,039              (109,752)
                                                                                 --------------        --------------
      Net cash used in operating activities                                            (155,042)             (227,031)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                     (6,748)               (3,265)
  Purchase of intangible assets                                                               -                     -
                                                                                 --------------        --------------
      Net cash used in investing activities                                              (6,748)               (3,265)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowing(payments) on line of credit-related party                                  15,000                74,144
Net borrowing(payments) on  long term debt                                              (70,676)               67,771
Proceeds from the issuance of common stock                                              222,100               107,500
                                                                                 --------------        --------------
      Net cash provided by financing activities                                         166,424               249,415
                                                                                 --------------        --------------

                         NET INCREASE IN CASH                                             4,634                19,119

CASH AT BEGINNING OF PERIOD                                                              90,092                55,014
                                                                                 --------------        --------------

CASH AT END OF PERIOD                                                            $       94,726        $       74,133
                                                                                 ==============        ==============

SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                                                          $       43,765        $       31,029
 Cash paid for income taxes                                                                   -                     -



                                 See accompanying notes to financial statements

                                                          6

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005


Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

         Organization-The Flooring Zone, Inc. (the "Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. The company's business operations provide for full-service retail floor covering products and services.

         Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2005. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the "SEC").

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

                                                     6/30/2005     6/30/2004
                                                     ---------     ---------
         Net income, as reported                      $10,166       $59,189

         Compensation cost under fair value-based
           accounting method, net of tax                    -             -
                                                      -------       -------
         Net loss, pro forma                           10,166        59,189

         Net loss per share-basic and diluted:
             As reported                              $  0.00       $  0.00
             Pro forma                                $  0.00       $  0.00

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 2   COMMON STOCK

         The Company's SB-2 Registration statement filed with the Securities and Exchange Commission became effective in January 2005. During the six months ended June 30, 2005 the Company issued 111,050 shares of its common stock at a price of $2.00 per share for a total of $222,100.


Note 3   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:


                                                         6/30/05
                                                     --------------

                   Flooring material                        520,469
                                                     --------------

                                        Total        $      520,469
                                                     ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

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

Results of Operations

         For the six months ended June 30, 2005 and 2004

         While we enjoyed net income during the first six months of 2005, our revenues and net income during that period, however, were lower compared to the same six month period 2004.

         Revenues

         We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups - retail customers and contractors. Retail customers generally pay higher prices for products than contractors. Typically, about 70% of our product sales are to retail customers and 30% of our product sales are to contractors.

         Despite average retail product prices being approximately 10% higher, during the six months ended June 30, 2005 compared to the same six month period of 2004, we realized a decrease in net revenue of 11% to $1,787,181. This decrease in revenue in the first six months of 2005 was primarily the result of an unusually successful first fiscal quarter of 2004, when we provided flooring products for a large condominium complex and a local hospital. While overall revenue decreased 11%, we believe that, exclusive of the condominium project and the hospital, our revenue from product sales in the first six months of 2005 was consistent with revenues from the first six months of 2004.

         As noted above, our revenues are affected by consumer confidence. Based on sales during the first six months, we believe consumer confidence in the communities where we operate continues to be strong. We anticipate revenues at our current stores to remain constant or even slightly higher during the remainder of 2005. We anticipate that our planned expansion into more and larger markets will increase product sales and revenue from operations. We believe the revenues we can earn from one store in the larger markets we are targeting will be equivalent to the revenue we earn in the three stores we currently have.

         Gross Profit

         Our gross profit is directly affected by our costs of sales. Cost of sales includes all direct costs of floor coverings, materials used in installation and installation labor. As with revenues, our cost of sales and gross profit are directly affected by changes in the percentage of products sold to retail customers versus contractors. As discussed above, the prices we can charge contractors are lower than the prices we can charge retail customers, therefore, our profit margin on product sales to retail customers is greater. Moreover, we typically also realize profit from the sale of materials used in installation and from the costs charged for installation labor to retail customers. Conversely, contractors typically use their own subcontractors to install the floor covering products they purchase. These subcontractors provide the materials used in installation and the installation labor.

         Gross profit during the first six months of 2005, was $696,486, 12% lower than the $788,956 gross profits realized during the first six months of 2004. During the first six month of 2005, we realized an 11% decrease in net revenue. We also realized an 11% decrease in cost of sales during that period. Cost of sales as a percentage of net revenues, however, remained constant during the 2005 and 2004 periods. Until such time as we are able to expand our operations into additional markets, we anticipate gross profit to remain consistent with the prior year results or to increase modestly.

         General and Administrative Expenses

         Comparison of the six months ended June 30, 2005 and 2004

         General and administrative expenses for the six months ended June 30, 2005, decreased $56,183, or 8% to $642,555 compared to the six months ended June 30, 2004, and as a percentage of sales revenue remained almost flat during the six months ended June 30, 2005 and 2004. During the six months ended June 30, 2005 and 2004, general and administrative costs consisted of:

                                                    Six Months Ended
                                            June 30, 2005      June 30, 2004
                                            -------------      -------------

Salaries & benefits costs                    $   250,146        $    311,078
Advertising & display costs                       49,436              46,941
Occupancy costs & utilities                      150,992             148,837
Legal & accounting costs                          35,808              32,471
Other                                            156,173             159,411
                                             -----------        ------------
                                             $   642,555        $    698,738
                                             ===========        ============

         The 20% reduction in salaries and benefits costs in the six months ended June 30, 2005 compared to 2004 is largely the result of a reduction in our work force as we have made a concerted effort to consolidate certain job functions. We do not anticipate significant increases in staffing needs until we have raised sufficient capital to expand our operations.

         During the six months ended June 30, 2005 we increased our advertising and display costs by 5% compared to the same period of 2004. This increase in advertising is largely attributable to our efforts to increase product sales and our efforts to inform investors of our ongoing public offering. We anticipate advertising costs to remain fairly consistent with those incurred during the first six months of 2005 until we expand to new markets.

         Occupancy costs and utilities during the six months ended June 30, 2005 compared to the same period of 2004, remained relatively flat, increasing by less than 1.4%. We expect these costs to remain constant until we expand our operations.

         Legal and accounting costs increased 10.3% to $35,808 during the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. We anticipate legal and accounting costs to continue at levels consistent with or higher than the amounts incurred in the first six months of 2005 as we begin to incur legal and accounting costs in connection with our ongoing public reporting obligations.

         Other costs remained relatively constant decreasing only 2% during the six months ended June 30, 2005 compared to June 30, 2004. We anticipate other expenses to remain fairly flat until we expand and add additional Company owned stores to our network.

         Net Income

         Our net income in the six months ended June 30, 2005 was $10,166 compared to $59,189 in during the first six months of 2004. This 83% decrease in net income during the first six months of 2005 is primarily the result of decreased sales volume compared to the first six months of 2004 as the Company completed a number of unusually large jobs during the first six months of 2004.

         Comparison of the three months ended June 30, 2005 and 2004.

         During the three months ended June 30, 2005, we realized net income compared to a net loss during the three months ended June 30,2004.

         Revenues

         Despite average retail product prices being approximately 10% higher, in the three months ended June 30, 2005 compared to the same three month period of 2004, net revenue remained relatively constant decreasing only 1%. This decrease in revenue in the first fiscal quarter 2005 was primarily the result of an unusually successful second fiscal quarter of 2004, when we provided flooring products for a large condominium complex and a hospital, combined with the fact that we shifted our spring private sales event from March to April in 2005. While overall revenue decreased 20%, we believe that, exclusive of the condominium project and the hospital and the timing of our spring private sale, our revenue from product sales in the second quarter 2005 was consistent with revenues from the second quarter of 2004.

         Gross Profit

         Gross profit during the second fiscal quarter of 2005, was $317,845, essentially unchanged from the $313,206 gross profit realized during the second fiscal quarter of 2004, as net revenue and cost of sales each decreased by 1% during the second fiscal quarter of 2005. Until such time as we are able to expand our operations into additional markets, we anticipate gross profits to remain consistent with the prior year results or to increase modestly.

         General and Administrative Expenses

         For the three months ended June 30, 2005 and 2004

         General and administrative expenses for the three months ended June 30, 2005, decreased $13,291, or 4% to $294,308 compared to the three months ended June 30, 2004. As a percentage of sales revenue general and administrative expenses decrease to 32% during the quarter ended June 30, 2005, compared to 33% during the quarter ended March 31, 2004. During the three months ended June 30, 2005 and 2004, general and administrative costs consisted of:

                                                   Three Months Ended
                                            June 30, 2005      June 30, 2004
                                            -------------      -------------

Salaries & benefits costs                    $   120,265        $    145,150
Advertising & display costs                       28,086              15,478
Occupancy costs & utilities                       73,872              72,799
Legal & accounting costs                           8,308               7,518
Other                                             63,777              66,654
                                             -----------        ------------
                                             $   294,308        $    307,599
                                             ===========        ============

         The 17% reduction in salaries and benefits costs in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 is largely the result of a reduction in our administrative work force as we have made a concerted effort to control costs through the consolidation of certain job functions. We do not anticipate significant increases in staffing needs until we have raised sufficient capital to expand our operations.

         During the three months ended June 30, 2005 we increased our advertising and display costs by 81% compared to the same period of 2004 in an effort to increase sales and in connection with our public offering. We anticipate advertising costs to remain fairly consistent with those incurred during the second quarter 2005 until we expand to new markets.

         Occupancy costs and utilities during the second quarter 2005 compared to the same quarter 2004, remained relatively flat, increasing by less than 1.5%. We expect these costs to remain constant until we expand our operations.

         Legal and accounting costs increased 10.5% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. We anticipate legal and accounting costs to continue at levels consistent with or higher than the second quarter 2005 as we begin to incur legal and accounting costs in connection with our ongoing public reporting obligations.

         Other costs were relatively unchanged during the quarters ended June 30, 2005 and 2004 decreasing 4.3% in the second quarter of the current year.. We anticipate other expenses to remain relatively constant until we expand and add additional Company owned stores to our network.

         Net Income

         Our net income in the second quarter 2005 was $498 compared to a net loss of $9,253 in the second quarter 2004. This change from a net loss to net income during the first quarter 2005 is primarily the result of decreased cost of sales and general and administrative expenses, only being partially offset by slightly lower sales volume and increased interest expense compared to the first quarter 2004.

         Liquidity and Capital Resources

         Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. On January 31, 2005 our SB-2 registration statement was declared effective by the Securities and Exchange Commission and we commenced selling shares of our common stock at $2.00 per share. As of August 8, 2005, we have raised $272,100. We anticipate our capital resources in the upcoming twelve months will likewise consist primarily of revenues from operations, funds raised in financing activities and debt.

         During the first six months of 2005 and 2004 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                       Six Months Ended
                                               June 30, 2005    June 30, 2004
                                               -------------    -------------

Net cash used in operating activities           $   (155,042)    $   (227,031)
Net cash used in investing activities           $     (6,748)    $     (3,265)
Net cash provided by financing activities       $    166,424     $    249,415
                                                ------------     ------------
NET INCREASE (DECREASE) IN CASH                 $      4,624     $     19,119
                                                ============     ============

         As discussed herein, during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 product sales decreased leading to a reduction in net income of $49,023 to $10,166. During the first six months of 2005 inventory has increased $217,295. As we have increased our marketing to try and increase sales. Accounts payable have also increased by $32,400 as we have had less income from operations to resolve accounts payable. Net cash used in operating activities during the six months ended June 30, 2005, was 32% lower than net cash used in operating activities during the six months ended June 31, 2004. This decrease in cash used in operating activities during the six months ended quarter 2005, was largely the result of significantly higher customer deposits.

         We used $6,748 net cash in investing activities to acquire equipment during the first six months of 2005, compared to $3,265 during the first six months of 2004.

         Net cash provided from financing activities was $166,424 during the six months ended June 30, 2005 compared to $249,415 during the six months ended June 30, 2004, a 33% decrease. During the six months ended June 30, 2005 we repaid $70,676 in long term debt compared to borrowing $67,771 during the first six months of 2004. Also during the first quarter 2005, we raised $222,100 from the sale of our common stock in a public offering compared to funds raised in private sales of our common stock totaling $107,500 during the six months ended June 30, 2004.

         At June 30, 2005 and 2004, we had cash on hand of $94,726 and $74,133, respectively.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of June 30, 2005.

                                                           Payments Due by Fiscal Year
                                                 -------------------------------------------------------
Contractual Commitments              Total         2005        2006        2007     2008      Thereafter
                                  ----------     --------    --------   --------  --------    ----------
Note Payable-Related Party           113,448       18,403      47,414     47,631        --            --
Notes Payable                        557,478       62,214      44,373     47,344    50,515       353,032
Capital Leases                        23,846        5,339      10,473      8,034        --            --
Operating Leases                     753,323       97,133     199,534    149,388   152,170       155,098
                                  ----------     --------    --------   --------  --------      --------

         TOTAL                    $1,448,095     $183,089    $301,794   $252,397  $202,685      $508,130
                                  ==========     ========    ========   ========  ========      ========

Off-Balance Sheet Financing Arrangements

         As of June 30, 2005 and 2004, we had no off-balance sheet financing arrangements.

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

Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on December 15, 2005, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2005.

         During the quarter, we sold no shares that were not registered under the Securities Act of 1933.

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

         As of August 8, 2005, we had sold 136,050 common shares raising
$272,100.

         Currently the offering is self underwritten and is being sold by our officers and directors, so no underwriting discounts and commissions, finders' fees or expenses have been paid.

         In accordance with the use of proceeds set forth in the registration statement, as of June 30, 2005, approximately $198,850 has been used to reduce outstanding debt obligations of the Company. Of the $198,850, approximately $29,000 was paid to reduce amounts owed on a line of credit extended to us by Michael Carroll and a note payable to Michael Carroll. Mr. Carroll is an officer and director of the Company.

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

                                        THE FLOORING ZONE, INC.


August 15, 2005                           /s/ Jimmy Lee
                                        ----------------------------------------
                                        Jimmy Lee, Chief Executive Officer



August 15, 2005                            /s/ Michael Carroll
                                        ----------------------------------------
                                        Michael Carroll, Chief Financial Officer