Form 10QSB
period 2005-09-30
Flooring Zone Inc
filed 2005-12-30
CIK 1289636

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
 September 30, 2005                                              333-119234


                             THE FLOORING ZONE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          ------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   20-0019425
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


                   3219 Glynn Avenue, Brunswick, Georgia 31520
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (912) 264-0505
              (Registrant's telephone number, including area code)


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

As of December 23, 2005 we had 38,569,250 shares of our $0.001 par value, common stock outstanding.

                             THE FLOORING ZONE, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
           June 30, 2005....................................................  3

         Condensed Consolidated Statements of Operations
           (Unaudited) for the three and six months ended
           June 30, 2005 and 2004...........................................  4

         Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the six months ended June 30, 2005 and 2004......  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  8

     Item 3.  Controls and Procedures....................................... 16


PART II -- OTHER INFORMATION

     Item 2.  Changes in Securities......................................... 17

     Item 5.  Other Information............................................. 17

     Item 6.  Exhibits and Reports on Form 8-K.............................. 18

     Signatures............................................................. 19

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                             The Flooring Zone, Inc.
                                       Condensed Consolidated Balance Sheet
                                                September 30, 2005
                                                  (Unaudited)


                                                    ASSETS


         Current assets:
             Cash                                                                   $            23,027

             Accounts receivable, net                                                           147,280

             Inventory                                                                          546,145

             Prepaid expense                                                                     13,936
                                                                                    --------------------
                   Total current assets                                                         730,388

         Property & equipment, net                                                              271,125

         Other assets:

              Intangible assets, net                                                              6,171

              Deposits                                                                            6,031
                                                                                    --------------------
                   Total other assets                                                            12,202
                                                                                    --------------------
         TOTAL ASSETS                                                               $         1,013,715
                                                                                    ====================


                                See accompanying notes to financial statements

                                             The Flooring Zone, Inc.
                                 Condensed Consolidated Balance Sheet-[continued]
                                                September 30, 2005
                                                   (Unaudited)


                                      LIABILITIES AND STOCKHOLDERS' DEFICIT



         Current liabilities:
             Accounts payable                                                       $           500,416

             Line of credit-bank                                                                237,361

             Line of credit-related party

             Customer deposits                                                                   53,864

             Accrued liabilities                                                                 14,269

             Current portion long-term debt                                                     123,348
                                                                                    --------------------
                   Total current liabilities                                                    929,258

         Long-term liabilities:

             Note payable-related party                                                         110,378

             Long-term debt                                                                     627,246

             Current portion long-term debt                                                    (123,348)
                                                                                    --------------------

                   Total long-term liabilities                                                  614,276

                       Total liabilities                                                      1,543,534

         Stockholders' deficit:-Note 2

             Preferred Stock, 10,000,000 shares authorized $.001 par value
               value: No shares issued and outstanding                                                -

             Common stock, 100,000,000 shares authorized $.001 par
               value; 38,569,250 shares issued and outstanding                                   38,569

             Additional paid in capital                                                         605,257

             Accumulated deficit                                                             (1,173,645)
                                                                                    --------------------

                   Total stockholders' deficit                                                 (529,819)
                                                                                    --------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $         1,013,715
                                                                                    ====================


                                See accompanying notes to financial statements

                                                        4

                                             The Flooring Zone, Inc.
                                 Condensed Consolidated Statements of Operations
                                For the three month and nine month periods ended
                                           September 30, 2005 and 2004
                                                   (Unaudited)


                                                  Three months ended                     Nine months ended
                                                    September 30,                          September 30,
                                            ------------------------------------- -------------------------------------
                                                  2005               2004               2005               2004
                                            ------------------ ------------------ ------------------ ------------------
Revenues:
 Sales                                      $         788,714  $         922,271  $       2,573,395  $       2,933,034

 Licensing Fees                                             -                  -              2,500              5,219
                                            ------------------ ------------------ ------------------ ------------------
Net revenues                                          788,714            922,271          2,575,895          2,938,253

 Less cost of sales                                   669,427            644,241          1,761,256          1,871,266
                                            ------------------ ------------------ ------------------ ------------------
Gross profit                                          119,287            278,030            814,639          1,066,987

General and administrative expenses                   310,856            306,877            952,160          1,005,615
                                            ------------------ ------------------ ------------------ ------------------

    Net income (loss) from operations                (191,569)           (28,847)          (137,521)            61,372

Other income (expense):

  Interest expense                                    (18,712)           (14,708)           (62,592)           (45,737)
                                            ------------------ ------------------ ------------------ ------------------

       Total other income(expense)                    (18,712)           (14,708)           (62,592)           (45,737)
                                            ------------------ ------------------ ------------------ ------------------

Net income (loss) before taxes                       (210,281)           (43,555)          (200,113)             15,635

       Income taxes                                         -                  -                  -                  -
                                            ------------------ ------------------ ------------------ ------------------

 Net income (loss)                          $        (210,281) $         (43,555) $        (200,113) $          15,635
                                            ================== ================== ================== ==================


Income (loss) per share-basic and diluted   $           (0.01) $           (0.01) $           (0.01) $            0.00
                                            ================== ================== ================== ==================

Weighted average shares outstanding-
  basic and diluted                                38,560,572         38,428,700         38,494,636         38,401,997
                                            ================== ================== ================== ==================

                                          See accompanying notes to financial statements

                                                                5

                                             The Flooring Zone, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                                        For the nine month periods ended
                                           September 30, 2005 and 2004
                                                   (Unaudited)


                                                                                   9/30/2005             9/30/2004
                                                                               -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $       (200,113)     $         15,635

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                                                          32,070                27,585

  Decrease (increase) in accounts receivable                                              1,381               (49,209)

  Decrease (increase) in inventories                                                   (242,971)             (126,023)

  Decrease (increase) in prepaid expenses                                                65,571                   703

  Decrease (increase) in deferred financing costs                                             -                (3,338)

  Increase (decrease) in accounts payable                                               (17,143)               91,240

  Increase (decrease) in accrued liabilities                                               (295)              (11,689)

  Increase (decrease) in customer deposits                                               18,052              (116,218)
                                                                               -----------------     -----------------

      Net cash used in operating activities                                            (343,448)             (171,314)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                     (7,748)               (4,349)

  Purchase of intangible assets                                                               -                     -
                                                                               -----------------     -----------------

      Net cash used in investing activities                                              (7,748)               (4,349)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowing(payments) on line of credit-related party                                 210,361             (124,000)

Net borrowing(payments) on long term debt                                              (127,823)             (341,356)

Proceeds from borrowing on long term debt                                                     -               550,000

Proceeds from the issuance of common stock (less costs)                                 201,593               107,500
                                                                               -----------------     -----------------

      Net cash provided by financing activities                                         284,131               192,144
                                                                               -----------------     -----------------

                         NET INCREASE IN CASH                                           (67,065)               16,481

CASH AT BEGINNING OF PERIOD                                                              90,092                55,014
                                                                               -----------------     -----------------

CASH AT END OF PERIOD                                                          $         23,027      $         71,495
                                                                               =================     =================

SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                                                        $         58,589      $         45,737

 Cash paid for income taxes                                                                   -                     -

NON-CASH FINANCING ACTIVITIES

Trade payables converted to notes payable                                      $                     $        165,302


                                        See accompanying notes to financial statements

                                                                6

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005


Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS
         ---------------------------------------------

         Organization - The Flooring Zone, Inc. (the "Company") is a corporation organized under the laws of the State of Nevada on May 5, 2003. The company's business operations provide for full-service retail floor covering products and services.

         Interim financial statements - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2005. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the "SEC").

         Stock based compensation - The Company accounts for stock compensation arrangements under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25) and currently intends to continue to do so until it adopts the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS No. 123R). Accordingly, no compensation cost has been recognized for stock compensation arrangements. If the compensation cost for the compensation plans had been determined consistent with SFAS No. 123R, net income and earnings per common share and common share equivalent would have changed to the pro forma amounts indicated below:

                                                       9/30/2005      9/30/2004
                                                     ------------   ------------

         Net income (loss), as reported              $   (200,113)  $     15,635

         Compensation cost under fair value-based
           accounting method, net of tax                        -              -
                                                     ------------   ------------

         Net loss, pro forma                             (200,113)        15,635

         Net loss per share-basic and diluted:
             As reported                             $      (0.01) $        0.00
             Pro forma                               $      (0.01) $        0.00

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 2   COMMON STOCK
         ------------

         The Company's SB-2 Registration statement filed with the Securities and Exchange Commission became effective in January 2005. During the nine months ended September 30, 2005 the Company issued 140,550 shares of its common stock at a price of $2.00 per share for a total of $281,100.

Note 3   INVENTORY
         ---------

         Inventories are stated at lower of cost or market and consist of the following:

                                                       9/30/05
                                                ---------------------

                    Flooring material                  546,145
                                                ---------------------
                            Total               $      546,145
                                                =====================

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

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

General

         The Flooring Zone, Inc. is a Nevada corporation organized on May 5, 2003, to operate full service retail floorcovering stores. We have a wholly-owned subsidiary, The Flooring Zone of Georgia, Inc. The Georgia Corporation was formed in 2000, by the founders of The Flooring Zone, Inc., and was established to develop our business concept in the retail floorcovering industry. Through our subsidiary we operate two retail stores. We have stores in Brunswick, Georgia and Yulee, Florida. We also maintain administrative offices and warehouse facilities in Brunswick, Georgia. We recently closed our store in St. Mary's, Georgia because of poor performance.

         We recently completed our registered public offering. In the offering we raised total proceeds of $281,100. The primary purpose of our public offering was to raise capital to expand our operations and store locations in the southeastern United States. Unfortunately, we were unsuccessful in raising sufficient funds to warrant expansion into other markets at this time. Therefore, we now plan to focus our efforts on increasing sales at our current locations, reducing our debt load and funding expansion with net profits from operations. Based thereon, we do not anticipate expanding to new locations until such time as net profits from operations justifies future expansion.

Results of Operations

         For the nine months ended September 30, 2005 and 2004

         We have incurred a net loss through the first nine months of 2005, compared to net income during the same nine month period 2004.

         Revenues

         We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups - retail customers and contractors. Retail customers generally pay higher prices for products than contractors. Typically, about 70% of our product sales are to retail customers and 30% of our product sales are to contractors.

         Despite average retail product prices being approximately 10% higher, during the nine months ended September 30, 2005 compared to the same nine month period of 2004, we realized a decrease in revenues of 12% to $2,575,895. This decrease in revenue in the first nine months of 2005 was primarily the result of an unusually successful first fiscal quarter of 2004, when we provided flooring products for a large condominium complex and a local hospital. While overall revenue decreased 12%, we believe that, exclusive of the condominium project and the hospital, our revenue from product sales in the first nine months of 2005 is somewhat lower when compared with revenues from the first nine months of 2004.

         As noted above, our revenues are affected by consumer confidence. Based on sales during the first nine months, we believe consumer confidence in the communities where we operate continues to be strong. We anticipate revenues at our current stores to remain constant or even slightly higher during the remainder of 2005.

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

         Gross profit during the first nine months of 2005, was $814,639, 24% lower than the $1,066,987 gross profits realized during the first nine months of 2004. During the first nine month of 2005, we realized a 12% decrease in net revenue. We also realized a 6% decrease in cost of sales during that period. Cost of sales as a percentage of net revenues increased approximately 5% during the 2005 period compared to the 2004 period. Until such time as we are able to expand our operations into additional markets, we anticipate gross profit to remain consistent with the prior year results or to increase modestly.

         General and Administrative Expenses

         Comparison of the nine months ended September 30, 2005 and 2004

         General and administrative expenses for the nine months ended September 30, 2005, decreased $53,455, or 5% to $952,160 compared to the nine months ended September 30, 2004, and as a percentage of sales revenue increased approximately 3% during the nine months ended September 30, 2005 and 2004. During the nine months ended September 30, 2005 and 2004, general and administrative costs consisted of:

                                                Nine Months Ended
                                    September 30, 2005      September 30, 2004
                                    ------------------      ------------------

Salaries & benefits costs              $   383,949             $   463,072
Advertising & display costs                 73,647                  57,049
Occupancy costs & utilities                235,010                 223,497
Legal & accounting costs                    41,505                  38,340
Other                                      218,049                 223,657
                                      --------------          -------------
                                       $   952,160             $ 1,005,615
                                      ==============          =============

         The 17% reduction in salaries and benefits costs in the nine months ended September 30, 2005 compared to 2004 is largely the result of a reduction in our work force as we have made a concerted effort to consolidate certain job functions. We do not anticipate significant increases in staffing needs until we have raised sufficient capital to expand our operations.

         During the nine months ended September 30, 2005 we increased our advertising and display costs by 29% compared to the same period of 2004. This increase in advertising is largely attributable to our efforts to increase product sales and our efforts to inform investors of our ongoing public offering. We anticipate advertising costs to be reduced in upcoming quarters.

         Occupancy costs and utilities during the nine months ended September 30, 2005 compared to the same period of 2004, increased 6%. We expect these costs to remain relatively constant in the upcoming quarters.

         Legal and accounting costs increased 8% to $41,505 during the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004. We anticipate legal and accounting costs to continue at levels consistent with or higher than the amounts incurred in the first nine months of 2005 as we begin to incur legal and accounting costs in connection with our ongoing public reporting obligations.

         Other costs remained relatively constant decreasing about 3% during the nine months ended September 30, 2005 compared to September 30, 2004. We anticipate other expenses to remain fairly constant in upcoming quarters.

         Net Loss

         Our net loss in the nine months ended September 30, 2005 was $200,113 compared to net income of $15,635 during the first nine months of 2004. This change from net income to a net loss during the first nine months of 2005 is primarily the result of decreased sales volume and increased cost of sales compared to the first nine months of 2004 as the Company completed a number of unusually large jobs during the first nine months of 2004.

         Comparison of the three months ended September 30, 2005 and 2004.

         During the three months ended September 30, 2005, we incurred greater net losses compared to the months ended September 30, 2004.

         Revenues

         Revenue decreased 14% during the three months ended September 30, 2005 compared to the same three month period of 2004. This decrease in revenue in the third fiscal quarter 2005 was primarily the result of decreased product sales during the third fiscal quarter of 2005 compared to the third fiscal quarter of 2004.

         Gross Profit

         Gross profit during the third fiscal quarter of 2005, was $119,287, a 57% decrease compared to the gross profit realized during the third fiscal quarter of 2004, as net revenue decreased 14%, while cost of sales increased 4% during the third fiscal quarter of 2005. The decrease in gross profit was largely impacted by an increase in costs of materials due to a surge in fuels prices. The Company also experienced an increase in installation labor due to fuel costs and a number of jobs that required multiple visits by the installers. The Company anticipates the gross profit to increase modestly in upcoming quarters.

         General and Administrative Expenses

         For the three months ended September 30, 2005 and 2004

         General and administrative expenses for the three months ended September 30, 2005, increased $3,979, or 1% to $310,856 compared to the three months ended September 30, 2004. As a percentage of sales revenue general and administrative expenses increased to 39% during the quarter ended September 30, 2005, compared to 33% during the quarter ended September 30, 2004. During the three months ended September 30, 2005 and 2004, general and administrative costs consisted of:

                                                Three Months Ended
                                    September 30, 2005      September 30, 2004
                                    ------------------      ------------------

Salaries & benefits costs              $    133,803            $    151,994
Advertising & display costs                  24,211                  10,108
Occupancy costs & utilities                  84,018                  74,660
Legal & accounting costs                      5,697                   5,869
Other                                        63,127                  64,246
                                      --------------          --------------
                                       $    310,856            $    306,877
                                      ==============          ==============

         The 12% reduction in salaries and benefits costs in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 is largely the result of a reduction in our administrative work force as we have made a concerted effort to control costs through the consolidation of certain job functions. We do not anticipate significant increases in staffing needs until we have raised sufficient capital to expand our operations.

         During the three months ended September 30, 2005 we increased our advertising and display costs by 140% to $24,211 compared to the same period of 2004 in an effort to increase sales and in connection with our public offering. We anticipate advertising to return to more traditional levels in upcoming quarters.

         Occupancy costs and utilities during the third quarter 2005 compared to the same quarter 2004, increased 13%. We expect these costs to remain relatively consistent in the upcoming quarters.

         Legal and accounting costs remained constant, decreasing less than 3% during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. We expect this more the result of timing than of any trend toward reducing legal and accounting costs. We anticipate legal and accounting costs to continue at levels consistent with or higher than those we have experienced during the year as a result of our ongoing public reporting obligations.

         Other costs were relatively unchanged during the quarters ended September 30, 2005 and 2004 decreasing less than 2% in the third quarter of the current year. We anticipate other expenses to remain relatively constant in upcoming quarters.

         Net Loss

         Our net loss in the third quarter 2005 was $210,281 compared to a net loss of $43,555 in the third quarter 2004. This significant increase in net loss is primarily the result of small increases in cost of sales and general and administrative expenses, coupled with a significant decrease in sales volume and increased interest expense compared to the third quarter 2004.

         Liquidity and Capital Resources

         Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. On January 31, 2005 our SB-2 registration statement was declared effective by the Securities and Exchange Commission and we commenced selling shares of our common stock at $2.00 per share. As of September 30, 2005, we have raised $281,100. We anticipate our capital resources in the upcoming twelve months will likewise consist primarily of revenues from operations, funds raised in financing activities and debt.

         During the first nine months of 2005 and 2004 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                         Nine Months Ended
                                             September 30, 2005     September 30, 2004
                                             ------------------     ------------------
Net cash used in operating activities          $   (343,448)          $   (171,314)
Net cash used in investing activities          $     (7,748)          $     (4,349)
Net cash provided by financing activities      $    284,131           $    192,144
                                               -------------          -------------
                                               $    (67,065)          $     16,481
                                               =============          ============

NET INCREASE (DECREASE) IN CASH

         As discussed herein, during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 product sales decreased leading to a change from net income of $15,635 during the nine month period of 2004 to a $200,113 net loss during the nine month period of 2005. During the first nine months of 2005 inventory has increased $242,971 due to price increases from higher fuel costs and an unusually large number of jobs still in progress at the end of the quarter but not yet completed. Accounts payable decreased $17,143. Prepaid expenses have decreased $65,571 because prepaid expenses related to the ongoing public offering were charged to additional paid in capital this period. Net cash used in operating activities during the nine months ended September 30, 2005, was 100% higher than net cash used in operating activities during the nine months ended September 2004. This increase in cash used in operating activities during the nine months ended September 30, 2005, was largely the result of circumstances explained above.

         We used $7,748 net cash in investing activities to acquire equipment during the first nine months of 2005, compared to $4,349 during the first nine months of 2004.

         Net cash provided from financing activities was $284,131 during the nine months ended September 30, 2005 compared to $192,144 during the nine months ended September 30, 2004, a 48% increase. During the nine months ended September 30, 2005 we repaid $127,823 in long term debt compared to $341,356 during the first nine months of 2004. We also borrowed $210,361 on a line of credit from a related party during the first nine months of 2005, whereas in the first nine months of 2004, we reduced the outstanding balance on the line of credit by $124,000. Also during the first nine months of 2005, we raised $281,100 from the sale of our common stock in a public offering compared to funds raised in private sales of our common stock totaling $107,500 during the nine months ended September 30, 2004.

         At September 30, 2005 and 2004, we had cash on hand of $23,027 and $71,495, respectively.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of September 30, 2005.

                                                     Payments Due by Fiscal Year
Contractual Commitments              Total         2005       2006      2007      2008    Thereafter
-----------------------------------------------------------------------------------------------------
Note Payable-Related Party           110,378       15,333     47,414    47,631        --         --
Notes Payable                        557,448       62,214     44,373    47,344    50,515    353,032
Capital Leases                        21,176        2,670     10,473     8,034        --         --
Operating Leases                     753,323       97,133    199,534   149,388   152,170    155,098
                                  ----------     --------   --------  --------  --------   --------
         TOTAL                    $1,442,325     $177,350   $301,794  $252,397  $202,685   $508,130
                                  ==========     ========   ========  ========  ========   ========

Off-Balance Sheet Financing Arrangements

         As of September 30, 2005 and 2004, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

         Revenue Recognition

         We recognize revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition in Financial Statements." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly, revenue is recognized when an order has been received, the price is fixed and determinable, the order is shipped and installed, collection is reasonably assured and we have no significant obligations remaining. Licensing fees are royalties paid to us for licensing the use of the name The Flooring Zone. The royalties range from 1-2% of the licensee's commercial sales volume.

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


                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended September 30, 2005.

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

         As of September 30, 2005, we had sold 140,450 common shares raising $281,100. Under the terms of the offering, the offering terminated on October 28, 2005. We sold no additional shares during the period from September 20, 2005 to October 28, 2005.

         The offering was completely self underwritten and was by our officers and directors. No underwriting discounts and commissions, finders' fees or expenses were paid.

         In accordance with the use of proceeds set forth in the registration statement, as of December 1, 2005, all of the funds raised in the offering have been used to reduce outstanding debt obligations of the Company. Of the $281,100, approximately $29,000 was paid to reduce amounts owed on a line of credit extended to us by Michael Carroll and a note payable to Michael Carroll. Mr. Carroll is an officer and director of the Company.

Item 5.  Other Information
         -----------------

         As disclosed in our Current Report on Form 8-K filed on November 9, 2005, Jimmy Lee, our CEO, president and director, resigned from all positions with the Company and with our wholly-owned subsidiary, The Flooring Zone of Georgia. Mr. Lee's resignation was not the result of an disagreement on any matter relating to the Company's operations, policies or practices.

         As a result of Mr. Lee's resignation, on November 4, 2005, our board of directors appointed Joel Arline to fill the vacancy on the board of directors created by Mr. Lee's resignation. At the same time, the board appointed Michael Carroll to act as our interim CEO and president. At a subsequent board meeting the board appointed Mike Carroll to act as the Company's CEO and president on a full time basis. Upon being appointed as CEO and president, Mr. Carroll resigned as our CFO and the board appointed Steve Nichols, a Company vice president to serve as our CFO.

         Following is a brief description of the business background of Mr.
Arline:

         Mr. Arline is a Certified Public Accountant in Brunswick, GA. He is the President and Owner of Joel K. Arline, CPA, PC, an accounting firm he founded in 1997. Mr. Arline earned a BBA from Valdosta State University. The CPA firm owned by Mr. Arline, performs audit, review and compilation engagements and also performs tax preparation and consulting for its broad base of clients. Mr. Arline is not a director of any other SEC reporting company. Mr. Arline is 36 years old.

         There are no family relationships among any of our officers or directors.

Item 6.  Exhibits
         --------

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

                                        THE FLOORING ZONE, INC.


December 28, 2005                         /s/ Michael Carroll
                                        ----------------------------------------
                                        Michael Carroll, Chief Executive Officer



December 28, 2005                         /s/ Steven Nichols
                                        ----------------------------------------
                                        Steven Nichols, Chief Financial Officer