Form 10KSB
period 2005-12-31
Flooring Zone Inc
filed 2006-08-09
CIK 1289636

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

                  For the fiscal year ended December 31, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                        Commission File Number 333-119234

                             THE FLOORING ZONE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             NEVADA                                              20-0019425
---------------------------------                            -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

         3219 Glynn Avenue, Brunswick, Georgia             31520
        ----------------------------------------         ---------
        (Address of principal executive Offices)         (Zip Code)

                    Issuer's telephone number: (912) 264-0505

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was: $3,043,852.

The aggregate market value of the issuer's voting stock held as of June 20, 2006 by non-affiliates of the issuer, based on the price at which the shares were sold, was approximately: $721,725.

As of June 20, 2006, the issuer had 19,569,750 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

Documents incorporated by reference: none

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.............................................

ITEM 2. DESCRIPTION OF PROPERTY.............................................

ITEM 3. LEGAL PROCEEDINGS...................................................

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION................................

ITEM 7. FINANCIAL STATEMENTS................................................

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...............................

ITEM 8A.  CONTROLS AND PROCEDURES...........................................

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .......

ITEM 10. EXECUTIVE COMPENSATION.............................................

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...................................................

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................

SIGNATURES..................................................................

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

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

         We filed our Articles of Incorporation on May 5, 2003. On May 13, 2003, pursuant to a Share Exchange Agreement, we acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc., in exchange for 38,125,000 shares of our common stock. The Flooring Zone of Georgia, Inc., was founded by our president in 2000, and had been operating in the retail floorcovering industry since its inception. We currently own and operate two retail flooring stores located in the southeast United States, one in southern Georgia and one in northern Florida. We have also licensed our name to a floorcovering retailer with a single store in northern Florida, for which we receive a license fee. Our executive offices are located in our Georgia store located at 3219 Glynn Avenue, Brunswick, Georgia 31520. Our telephone number at that location is (912) 264-0505. Our website is located at www.theflooringzone.com.

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

History of the Flooring Zone

         Early Development. Our subsidiary, The Flooring Zone of Georgia, Inc., was founded in June of 2000 with the strategy of developing a full service floorcovering retail operation. Through our subsidiary we initiated our present strategy of providing low-cost product sourcing and advanced specialty retailing capabilities. We have focused on establishing relationships with the leading carpet suppliers to negotiate favorable purchasing terms. In addition, we seek to hire experienced retailing management personnel and developed product mix, distribution, merchandising, advertising, and promotion, sales training and store operations strategies and resources designed to increase store sales volume and profitability.

         Most small independent floorcovering retailers face distinct competitive disadvantages and challenges, including limited purchasing power for products and services, lack of consumer product knowledge, and ineffective asset management, merchandising, selling and store-management techniques. We are significantly smaller than the larger floorcovering retailers who may enjoy better economies of scale. In our experience, however, quality customer service and that personal touch that is often lost when dealing with the larger floorcovering retailers.

         Our operating strategies are designed to capitalize on competitive advantages available to the smaller retailer, such as providing excellent customer services and involvement in the local community, while developing and maintaining advantageous buying power and implementing professional retailing operations.

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

         Purchasing. We strive to obtain competitive pricing, delivery terms and merchandising programs through good working relationships with floorcovering manufacturers.

         Professional Retail Management Capabilities. We have invested substantial financial and management resources into the development of information systems, services and infrastructure. We are committed to making shopping for floorcovering products a pleasant experience through the employment of well-trained, knowledgeable and courteous sales associates. As it makes sense, we plan to continue to utilize current technology to improve the operating efficiency of our business.

         Centralized Distribution and Limited Inventory Levels. We attempt to minimize our store-level inventories by utilizing our primary distribution center in Brunswick, Georgia. As a result, our retail stores maintain limited amounts of inventory, consisting primarily of product samples and enough inventory to support the cash-and-carry customer.

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

         Growth Strategy. We have revised our growth strategy to some extent. We still hope to expand to larger markets and to develop a retail floorcovering network in the southeastern United States, we anticipate that this will primarily be accomplished through (i) opening additional company-owned stores and (ii) making selective acquisitions. Because our public offering was significantly less successful than anticipated, rather than fund expansion through with funds raised in our offering, we now intend to expand operations only as cash flow from operations and market conditions so justify. This will result in slower expansion than we originally planned.

         Opening of New Stores. If and when we expand, we intend to expand within our existing markets or into contiguous new markets and will attempt to cluster our stores within a market in order to achieve management and operating efficiencies and to enhance our name recognition.

         We intend to open new stores in Class A strip shopping retail space and we have developed several standardized store formats ranging from 6,500 to 10,000 square feet to accelerate store openings and minimize store opening costs. The interior store designs include pre-determined product mixes, fixtures and equipment, signage, and point-of-sale advertising and promotional programs. Once a new store site is identified, we will stage the products, merchandising systems and personnel for the new store in our distribution center and headquarters. We believe that we can open a Flooring Zone store within 60 to 90 days of executing a lease, with expected total capital expenditures, initial inventory investments and pre-opening expenses ranging from $75,000 to $150,000 per store. We do not currently intend to offer our stores as franchises.

         Broadening of Products and Services. We are developing additional services relating to product installation, maintenance and in-store credit, among others. These additional services, if fully developed, will be utilized by retail operations to increase sales and profitability.

         Making Selective Acquisitions. As cash flow from operations and market conditions justify, we intend to search for existing floorcovering retail stores that would strengthen our distribution capabilities, that can be reasonably converted into Flooring Zone stores, and that are able to be acquired at or below what we believe our costs would be to open a new store and generate customer traffic.

Company Operations

         We provide our retail floorcovering stores with products, services and trained personnel that we believe are top quality. Our resources include merchandising, purchasing and distribution, advertising and promotion, management and sales training and management information systems, as described below.

         Purchasing and Distribution. We seek to purchase high-quality products and services at competitive prices. A substantial portion of the floorcovering products purchased by or through our Company are shipped directly by the supplier to our individual retail stores or to our distribution hub. Our stores generally maintain minimal inventory, which predominantly consists of product samples. Our distribution center or hub allows us to make opportunistic purchases from carpet mills at substantially discounted prices. We are also able to offer special purchases to customers, including purchases of mill drops (discontinued lines) and excess mill inventory that are occasionally made available to us at discounted prices. We also make available on an ongoing basis remnant packages and short roll packages which can be as small as 10 and as large as 1,000 remnants at a time. Our ability to purchase and inventory private-label products and specials creates the opportunity for increased revenues and margins and lower pricing to the customer. We have relationships with many vendors within the industry. While we have preferred vendors from whom we purchase a majority of our products, because of our numerous relationships within the industry, we do not believe that we are dependent upon any one vendor for product purchases. Nor do we believe that the loss of any single vendor would have a long-term material adverse effect on our operating results or financial position.

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

         Advertising and Promotion. We believe advertising and promotion are important to our success. Therefore, we budget a percentage of revenues per market for multimedia advertising campaigns. These campaigns include radio, billboard, print, direct mail and television promotions. To promote our products we also offer our low price guarantee - If you find a local competitor selling your new first quality carpet for less money we will double the difference. We also hold one day "Private Sales" events at each of our retail stores twice a year. Our Private Sales events are conducted by direct mail invitation with coordinated manufacturer's participation.

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

         Management Information Systems. Our stores utilize a point-of-sale software system for tracking consumer demographics and purchasing patterns and other data to integrate all store operations into a central information system we spent several years developing in-house.

         Credit. Through a national bank we offer consumer credit packages.

Store Operations

         Retail Operations. Our stores generate revenues through sales of floorcovering products to consumers and other customers. Each store carries the full product mix available to our Company including several leading brand names. Our stores average 6,500 -10,000 square feet, are typically located in Class A strip shopping retail space in suburban locations, and are staffed with two to six personnel. These stores cater primarily to consumers seeking a variety of high-quality products and customer service. Consumers make purchase selections from floor samples, and the order is usually delivered from our local warehouse or hub, or direct from the manufacturer. We maintain some internal installation staff and have established relationships with several local contractors and usually subcontract installation. Our stores are supported by the full range of services provided by manufacturers, including merchandising and sales promotion programs, high quality advertising, our own integrated information systems, and professionally trained management and sales personnel. Our customers include homeowners, designers, homebuilders and commercial contractors. We are not dependent on one or a few major customers. Our stores compete with other independent retailers, industry franchisees and a small number of national chains, including The Home Depot.

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

Employees

         As of the date of this prospectus we employ approximately 9 persons on a full-time basis, including approximately 6 persons at our retail operations and 3 persons at our corporate offices. No employee is a party to any collective bargaining agreement.

--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         Our principal executive offices are located in leased office space located at 3219 Glynn Avenue, Brunswick, Georgia 31520. We also lease warehouse space and space for our two retail stores in Georgia and Florida. We believe these spaces will be adequate for our needs through the terms of their existing leases, the first of which expires in 2007 and the last of which expires in 2014. Based on leases currently have in place, our minimum required annual lease payments for these locations through December 31, 2005, was $238,165 and will be $146,578 for the year ending December 31, 2006.

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

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2005.

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

         During the quarter ended December 31, 2005 we sold no shares that were not registered under the Securities Act of 1933.

         During the quarter ended December 31, 2005 we completed a public offering of a maximum of 10,000,000 shares of our common stock at a price of $2.00 per share, for an aggregate offering of up to $20,000,000. This public offering was registered with the Securities and Exchange Commission pursuant to an SB-2 registration statement. Our SB-2 registration statement was declared effective by the Securities and Exchange Commission on January 31, 2005 and we commenced our public offering at that time. The Commission file number assigned to this registration statement is 333-119234.

         We sold 141,050 common shares in the offering raising $282,100. Under the terms of the offering, the offering terminated on October 28, 2005.

         The offering was completely self-underwritten and was conducted by our officers and directors. No underwriting discounts and commissions, finders' fees or expenses were paid.

         In accordance with the use of proceeds set forth in the registration statement, as of December 1, 2005, all of the funds raised in the offering have been used to reduce outstanding debt obligations of the Company. Of the $282,100, approximately $29,000 was paid to reduce amounts owed on a line of credit extended to us by Michael Carroll and a note payable to Michael Carroll. Mr. Carroll is an officer and director of the Company.

         Of our 19,569,250 common shares currently outstanding, 140,550 are free-trading and 19,428,700 shares have been held for more than one year and would be eligible for resale in compliance with the provisions of Rule 144.

         As of April 14, 2006, we had 107 shareholders of record.

Cash Dividends

            We have not declared a cash dividend on any class of common equity in the last two fiscal years. There are no restrictions on our ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. The Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of our business.

Repurchases of Equity Securities

         During the quarter ended December 31, 2005, we did not repurchase any of our equity securities.

         At the time of his resignation as an officer and director of the Company, Mr. Jimmy Lee agreed to the cancellation of his 19,000,000 common shares in exchange for his release as a personal guarantor on all obligations of the Company. The cancellation of Mr. Lee's shares occurred during the second quarter 2006.

Securities for Issuance Under Equity Compensation Plans

Plan category             Number of securities        Weighted-average            Number of securities
                          to be issued  upon          exercise price of           remaining available for future
                          exercise of                 outstanding                 issuance under equity
                          outstanding options,        options, warrants           compensation plans
                          warrants and rights         and rights                  (excluding securities reflected in
                                                                                  columns (a))
                                    (a)                         (b)                             (c)
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans approved by
security holders                        -0-                    $0.00                          450,000
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans not approved by
security holders                        -0-                   $0.00                               -0-
------------------------- --------------------------- --------------------------- ------------------------------------
Total                                   -0-                   $0.00                            450,000
------------------------- --------------------------- --------------------------- ------------------------------------

         On May 13, 2003 we adopted The Flooring Zone, Inc., 2003 Stock Incentive Plan (the "Plan"). The Plan allow us to grant options to our key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price to be determined by the Stock Option Committee of the board at the time of grant.

         On June 18, 2003 we granted options under the Plan to 26 employees to purchase an aggregate of 45,000 shares of our common stock at an exercise price of $1.25. The options vested immediately and expired on June 18, 2005. Between June 20, 2003 and September 30, 2003 all of the options were exercised.

         There are currently no options, warrants or rights outstanding under the Plan.

--------------------------------------------------------------------------------
           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during our fiscal years ended December 31, 2005 and 2004. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

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

Going Concern

         The Report of Independent Registered Public Accounting Firm contains an opinion that we will need additional working capital to service our debt and fund our planned activities, which raises substantial doubt about our ability to continue as a going concern. We have not generated sufficient revenue from operations to meet our operating expenses, have accumulated a deficit of $2,171,287 since inception and have a negative working capital of $1,266,812. This raises substantial doubt about our ability to continue as a going concern. To continue operations, we will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing. We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that we will be successful in obtaining additional funding on attractive terms or at all. If we are unsuccessful in obtaining additional funding, we may be unable to continue operations as we have insufficient working capital necessary to meet its expenses and service our debt.

Results of Operations

         In fiscal 2005, we realized lower revenues as sales decreased while costs of sales increased as compared to fiscal 2004. During fiscal 2004 we enjoyed record high revenues. As a result of lower revenues and increased costs, our net loss and net loss per shares in fiscal 2005 increased as compared to fiscal 2004.

         Revenues

         We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups - retail customers and contractors. Retail customers generally pay higher prices for products than contractors. Typically, about 70% of our product sales are to retail customers and 30% of our product sales are to contractors.

         During the twelve months ended December 31, 2005, we realized net revenue of $3,043,852, a 19% decrease compared to the twelve months ended December 31, 2004. The decrease in net revenue during the year ended December 31, 2005 is the result of several factors. During fiscal 2004 we provided flooring products for a large condominium project and a local hospital. These contracts are non-typical for our business. In fiscal 2005 the volume of sales we typically engage in was also lower than in fiscal 2004. This was partly the result of the closing of our St. Mary's store and a reduction in our sales force in the fourth quarter 2005. Additionally, in 2005 we began offering a wider range of financing plans to our customer, including offering the option of zero percent financing. As a result of certain financing options, we realized lower revenues on financed sales.

         With the closing of our St. Mary's store during the fourth quarter 2005, we anticipate sales volume in 2006 could be slightly lower than sales volume experienced in 2005. We plan to engage in more aggressive marketing and advertising to offset this reduction in sales volume. While sales volume may be somewhat lower in 2006, we expect revenue to remain fairly consistent with revenue earned in 2005. We believe we can improve revenue in 2006 even if sales volume is somewhat lower because we now have a better understanding of how certain financing plans affect our revenues. With this knowledge, we have changed our pricing structures to insure that we maintain appropriate sales margins.

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

         Gross profit during the year ended December 31, 2005, was $284,336, 75% lower than the $1,147,069 gross profit realized during the year ended December 31, 2004. Cost of sales as a percentage of net revenues in 2005 was nearly 91% in 2005, compared to 70% in 2004. We believe this significant increase in cost of sales as a percentage of net revenues was the result of several factors. First, during the 2005 fiscal year we realized lower margins on products sold as overall the cost of products increased at a greater rate than the cost we charged our customers. Second, on a number of occasions we experienced swift cost increases in products, which we had already sold to customers, but had not yet ordered or installed. Our sales policies in 2005 contracts did not provide any way for us to pass these increased costs to our customers. We are currently developing an implementing a new sales policy that allows us to pass increased product prices to our customers. Third, as a result of decreased revenues, our accounts payable to certain vendors increased to levels where we were no longer offer us advantageous price breaks. During the first quarter 2006, we have reduced our accounts payable with these vendors to level that once again allow us to enjoy competitive pricing advantages.

         As discussed above, we are currently implementing new policies and resolving outstanding accounts with vendors. We believe this will help us to reduce cost of sales as a percentage of net revenues and will bring our sales margins more in line with the percentages experienced in the years prior to 2005. We also believe that certain events, such as Hurricane Katrina, which resulted in rapid and significant increases in products prices are unlikely to repeat in the upcoming fiscal year.

         General and Administrative Expenses

         General and administrative expenses for the year ended December 31, 2005, increased $95,088, or 7% to $1,369,497 compared to the year ended December 31, 2004, and as a percentage of sales revenue increased from 34% during the year ended December 31, 2004, to 45% during the year ended December 31, 2005. During the twelve months ended December 31, 2005 and 2004, general and administrative costs consisted of:

                                                       Year ended
                                          December 31, 2005   December 31, 2004
                                          -----------------   -----------------
Salaries & benefits costs                    $   576,802         $   584,700
Advertising & display costs                       86,807              64,348
Occupancy costs & utilities                      356,053             305,628
Legal & accounting costs                          79,385              37,979
Other                                            270,450             281,754
                                             -----------         -----------
                                             $ 1,369,497         $ 1,274,409
                                             ===========         ===========

         The reduction in salaries and benefits costs in the year ended December 31, 2005 compared to 2004, is largely the result of a reduction in our sales force with the closing of our St. Mary's store and a reduction in the number of in-house installers we employed. The overall reduction in salaries was partially offset by an increase in worker's compensation expenses of approximately $25,000. We do not anticipate additional reductions to our workforce at this time. Nor do we anticipate an increase in our workforce until such time as revenue from operations, need and market conditions justifies expansion of our operations.

         During the year ended December 31, 2005, we increased our advertising and display costs by 35% compared to the same period of 2004, in an effort to increase slumping sales volume. In 2006, we anticipate advertising costs will continue to be consistent or somewhat higher than advertising costs in 2005 as we continue to attempt to improve sales volume and revenues.

         Occupancy costs and utilities during the year ended December 31, 2005, compared to the same period of 2004, increased 16%. When we closed the St. Mary's store we were required to buy out the remaining term of the lease. The 26% increase in occupancy costs and utilities is directly attributable to this event. We anticipate occupancy costs and utilities in 2006 will be lower than 2005 as a result of the closing of the St. Mary's store.

         Legal and accounting costs increased 109% during the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase is the result of increased reporting obligations associated with being a public reporting company. We expect legal and accounting expenses will likely continue to increase in the 2006 fiscal year.

         Other costs remained fairly constant in 2005 decreasing approximately 4% compared to 2004. We anticipate other expenses to remain relatively constant in 2006.

         Net Loss

         Our net loss in fiscal 2005 was $1,197,754 compared to $195,124 in fiscal 2004. As discussed above, this increase in net loss is primarily the result of decreased product sales and increased cost of goods sold in 2005 compared to 2004.

         Liquidity and Capital Resources

         Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. On January 31, 2005, our SB-2 registration statement was declared effective by the Securities and Exchange Commission and we commenced selling shares of our common stock at $2.00 per share. On October 28, 2005, we closed the public offering, as per its terms. We raised a total of $282,100 in the offering. We anticipate our capital resources in the upcoming twelve months will consist primarily of revenues from operations and borrowing funds.

         During fiscal 2005 and 2004 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                Fiscal 2005        Fiscal 2004
                                               -------------      -------------

Net cash used in operating activities           $(1,227,371)       $  (314,976)
Net cash used in investing activities           $    (7,748)       $   (40,100)
Net cash provided by financing activities       $ 1,209,309        $   390,154
                                                -----------        -----------
NET INCREASE/(DECREASE) IN CASH                 $   (25,810)       $    35,078
                                                ===========        ===========

         As discussed herein, during fiscal 2005 compared to fiscal 2004, product sales decreased while costs of goods and general and administrative expenses increased leading to an increase in net loss of $1,002,630 to $1,197,754. During year ended December 31, 2005, as product sales have slumped, we have had less revenue to purchase inventory and inventory has decreased by $72,567. For the same reason, accounts receivable have decrease $19,453. Customer deposits for the twelve months ended December 31, 2005, increased $38,248. This increase in customer deposits is attributable to a delay in completing jobs because of inventory shipping delays. Accounts payable decreased by $220,085 as we made a conscious effort to reduce amounts owed to vendors in an effort to improve our relations and hopefully the pricing we receive from the vendors we work with. Net cash used in operating activities during fiscal 2005 was 290% higher than net cash used in operating activities in fiscal 2004. This increase in cash used in operating activities during fiscal 2005 was largely the result of the circumstances explained above.

         We used $7,748 cash in investing activities in 2005 to acquire equipment. By comparison, we used $40,100 in cash in investing activities in 2004.

         Net cash provided from financing activities increased $819,155, or 210% in fiscal 2005, compared to fiscal 2004. During the twelve months ended December 31, 2005, proceeds from borrowing on a related party line of credit totaled $1,178,725 and we realized proceeds from the issuance of common stock in our public offering of $282,100. These amounts were only partially offset by payments on long term debt of $251,516.

         At December 31, 2005 and 2004, we had cash on hand of $64,282 and $90,092, respectively.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of December 31, 2005.

                                                                 Payments Due by Fiscal Year
                                                                 ---------------------------
Contractual Commitments                 Total         2006          2007           2008         2009          2010
---------------------------------------------------------------------------------------------------------------------
Lines of Credit-Related Party         $1,205,725   $1,205,725    $       --     $       --   $       --    $       --
Note Payable-Related Party                98,786       47,413        51,373             --           --            --
Note Payable                             495,853       44,373        47,344         50,515      353,621            --
Capital Leases                            19,292       10,473         8,819             --           --            --
Operating Leases                         761,294      146,578       149,338        152,170      155,098       158,110
                                      ----------   ----------    ----------     ----------   ----------    ----------
         TOTAL                        $2,580,950   $1,454,562    $  256,874     $  202,685   $  508,719    $  158,110
                                      ==========   ==========    ==========     ==========   ==========    ==========

Off-Balance Sheet Financing Arrangements

         As of December 31, 2005 and 2004, we had no off-balance sheet financing arrangements.

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

Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on January 1, 2006, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

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

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                             The Flooring Zone, Inc.

             Report of Independent Registered Public Accounting Firm
                                       And
                        Consolidated Financial Statements

                                December 31, 2005

                             The Flooring Zone, Inc.


                                TABLE OF CONTENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm.................   20


Consolidated Balance Sheet-December 31, 2005............................  21-22


Consolidated Statements of Operations for the Years Ended
  December 31, 2005 and 2004............................................   23


Consolidated Statements of Stockholders' Deficit for the Years
  Ended December 31, 2005 and 2004......................................   24


Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005 and 2004............................................   25


Notes to Consolidated Financial Statements..............................   26

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
The Flooring Zone, Inc.


We have audited the accompanying consolidated balance sheet of The Flooring Zone, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Flooring Zone, Inc. and subsidiaries as of December 31, 2005 and the results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Flooring Zone, Inc. will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has accumulated losses from operations and a deficit in working capital. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds

Mantyla McReynolds
Salt Lake City, Utah
February 23, 2006

                                             The Flooring Zone, Inc.
                                           Consolidated Balance Sheet
                                                December 31, 2005


                                                     ASSETS



Current assets:
    Cash                                                                              $           64,282

    Accounts receivable, net of allowance of $20,426                                             129,208

    Inventory-Notes 1 & 3                                                                        230,607

    Prepaid expenses                                                                               4,230
                                                                                      --------------------

          Total current assets                                                                   428,327



Property & equipment, net - Notes 1 & 2                                                          242,075



Other assets:

     Intangible assets, net of accumulated amortization of $2,380                                  5,918

     Deposits                                                                                      6,031
                                                                                      --------------------
          Total other assets                                                                      11,949
                                                                                      --------------------

TOTAL ASSETS                                                                          $          682,351
                                                                                      ====================

                                 See accompanying notes to financial statements

                                             The Flooring Zone, Inc.
                                     Consolidated Balance Sheet [continued]
                                                December 31, 2005

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                  $          297,474

    Line of credit-related party-Note 7                                                        1,205,725

    Customer deposits                                                                             74,060

    Accrued liabilities                                                                           15,621

    Current portion long-term debt - Note 8                                                      102,259
                                                                                      --------------------

          Total current liabilities                                                            1,695,139

Long-term liabilities:-Note 8

    Notes payable-related party                                                                   98,786


    Long-term debt                                                                               515,145


    Current portion long-term debt                                                              (102,259)
                                                                                      --------------------

          Total long-term liabilities                                                            511,672
                                                                                      --------------------

              Total liabilities
                                                                                               2,206,811

Stockholders' deficit:-Note 5

    Preferred Stock, 10,000,000 shares authorized $.001 par
       value: No shares issued and outstanding                                                         -

    Common stock, 100,000,000 shares authorized $.001 par
       value; 38,569,750 shares issued and outstanding                                            38,570

    Additional paid in capital                                                                   608,257

    Accumulated deficit                                                                       (2,171,287)
                                                                                      --------------------

          Total stockholders' deficit                                                         (1,524,460)
                                                                                      --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $          682,351
                                                                                      ====================


                                 See accompanying notes to financial statements

                             The Flooring Zone, Inc.
                      Consolidated Statements of Operations
                 For the years ended December 31, 2005 and 2004



Revenues:                                                  2005                     2004
                                                     ------------------       ------------------
 Sales                                               $       3,041,352        $       3,769,343

 Licensing Fees                                                  2,500                    5,219
                                                     ------------------       ------------------

Net revenues                                                 3,043,852                3,774,562

 Less cost of sales                                          2,759,516                2,627,493
                                                     ------------------       ------------------

Gross profit                                                   284,336                1,147,069

General and administrative expenses                          1,369,497                1,274,409

 Loss on disposal of assets                                     18,667                        -
                                                     ------------------       ------------------

     Net income (loss) from operations                      (1,103,828)                (127,340)

Other income/expense:
   Interest expense                                            (93,926)                 (67,784)
                                                     ------------------       ------------------

       Total other income/(expense)                            (93,926)                 (67,784)
                                                     ------------------       ------------------

Net income (loss) before taxes                              (1,197,754)                (195,124)

      Provision for income taxes                                     -                        -
                                                     ------------------       ------------------

Net income (loss)                                    $      (1,197,754)       $        (195,124)
                                                     ==================       ==================

Net Loss per share-basic and diluted                 $           (0.03)       $           (0.01)
                                                     ==================       ==================

Weighted average shares outstanding-basic
  and diluted                                               38,499,110               38,406,689
                                                     ==================       ==================



                      See accompanying notes to financial statements

                                                     The Flooring Zone, Inc.
                                        Consolidated Statements of Stockholders' Deficit
                                         For the Years Ended December 31, 2005 and 2004


                                                                 Additional      Accounts                            Total
                                         Shares       Common      Paid in       Receivable,     Accumulated      Stockholders'
                                         Issued        Stock      Capital       Shareholder       Deficit           Deficit
                                      ------------- ----------- ------------- ---------------- --------------- -----------------
Balance, January 1, 2004                38,352,700  $   38,353  $   308,881        $ (12,500)  $    (778,409)   $    (443,675)

Shares issued for cash at
  $1.25/share in 2004                       76,000          76       94,924                                            95,000

Payments received on shares issued
  in 2003                                                                             12,500                           12,500

Net loss for year ended
  December 31, 2004                                                                                 (195,124)        (195,124)
                                      ------------- ----------- ------------- ---------------- --------------- -----------------
Balance, December 31, 2004              38,428,700      38,429      403,805                -        (973,533)        (531,299)

Stock issuance costs                                                (77,507)                                          (77,507)

Shares issued for cash at
  $2.00/share                              141,050         141      281,959                                           282,100

Net loss for year ended
  December 31, 2005                                                                               (1,197,754)      (1,197,754)
                                      ------------- ----------- ------------- ---------------- --------------- -----------------

Balance, December 31, 2005              38,569,750  $   38,570  $   608,257        $       -   $ (2,171,287)    $  (1,524,460)
                                      ============= =========== ============= ================ =============== =================


                                         See accompanying notes to financial statements

                             The Flooring Zone, Inc.
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2005 and 2004

                                                                               2005                 2004
                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $    (1,197,754)    $      (195,124)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                                  42,706              39,383
    Loss on disposal of assets                                                     18,667                   -
  Decrease (increase) in accounts receivable                                       19,453             (36,770)
  Decrease (increase) in inventories                                               72,567             (53,837)
  Decrease (increase) in employee loans and advances                                    -                (207)
  Decrease (increase) in prepaid expenses                                          (2,230)            (79,507)
  Decrease (increase) in deposits                                                       -                 703
  Increase (decrease) in accounts payable                                        (220,085)            134,847
  Increase (decrease) in accrued liabilities                                        1,057             (13,749)
  Increase (decrease) in customer deposits                                         38,248            (110,715)
                                                                          ----------------    -----------------

               Net cash used in operating activities                           (1,227,371)           (314,976)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                               (7,748)            (36,646)

  Purchase of intangible assets                                                         -              (3,454)
                                                                          ----------------    -----------------

               Net cash used in investing activities                               (7,748)            (40,100)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing (payments) on line of credit-related party                            1,178,725             (97,000)

Proceeds from borrowing on long term debt                                               -             855,839

Payments on  long term debt                                                      (251,516)           (476,185)

Proceeds from the issuance of common stock                                        282,100             107,500
                                                                          ----------------    -----------------

             Net cash provided by financing activities                          1,209,309             390,154
                                                                          ----------------    -----------------

                  NET INCREASE (DECREASE) IN CASH                                 (25,810)             35,078

CASH AT BEGINNING OF YEAR                                                          90,092              55,014
                                                                          ----------------    -----------------

CASH AT END OF YEAR                                                       $        64,282     $        90,092
                                                                          ================    =================


SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                                                    $       83,760     $        63,784
 Cash paid for income taxes                                                             -                   -
 Issued stock to relinquish debt                                                        -                   -


                                         See accompanying notes to financial statements

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - The Flooring Zone, Inc. (the Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. On May 13, 2003 pursuant to a Share Exchange Agreement, the Company acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc (the Georgia Company), a Georgia Corporation, in exchange for 38,125,000 shares of common stock of the Company. The company's business operations provide for full-service retail floor covering products and services.

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of The Flooring Zone, Inc. and its wholly owned subsidiary, The Flooring Zone of Georgia, Inc. All significant intercompany balances and transactions are eliminated.

         Revenue Recognition - The Company recognizes revenue according to Staff Accounting Bulletin 104, Revenue Recognition which clarifies U.S. generally accepted accounting principles for revenue transactions. Accordingly, revenue is recognized when an order has been received, the price is fixed and determinable, the order is shipped and installed, collection is reasonably assured and the Company has no significant obligations remaining. Licensing fees are royalties paid to the Company for licensing the use of the name The Flooring Zone. The royalties range from 1-2% of the licensee's commercial sales volume.

         Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents - The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

         Bad debt and allowance for doubtful accounts - The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables.

         Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to its customers in the normal course of business, and accordingly performs ongoing credit evaluations and maintains allowances for potential credit losses. Concentrations of credit with respect to trade receivables are limited due to the Company requiring a deposit from customers.

         Inventory - Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out method.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         [continued]

         Vendor Funds - We receive funds from vendors in the normal course of business for purchase - volume-related rebates. Our accounting treatment for these vendor-provided funds is consistent with Emerging Issues Task Force (EITF) 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor." Under EITF 02-16, purchase volume rebates should be treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. The purchase volume rebates that we receive do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, they are treated as a reduction in the cost of inventory and we recognize these funds as a reduction of cost of sales when the inventory is sold.

         Property and Equipment - Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. The following is a summary of the estimated useful lives and depreciation methods used in computing depreciation expense:

                                      Depreciation               Estimated
         Asset                          Method                   useful life
         --------------------------- ------------------------- -----------------
         Equipment                   Straight-line             5-10 years
         Furniture and fixtures      Straight-line             10-15 years
         Vehicles                    Straight-line             10 years
         Leasehold improvements      Straight-line             10 years
         Displays                    Replacement               N/A

         Intangible Assets - Intangible assets include trademarks that have been registered with the United States Patent and Trademarks office. Intangible assets also include the closing costs for refinancing a portion of the Company's debt with a bank. The costs of obtaining trademarks and closing costs are capitalized as incurred and are amortized over their estimated useful lives of fifteen years and five years, respectively, using the straight-line method. Amortization expense for the years ended December 31, 2005 and 2004 were $1,014 and $611, respectively.

         Income Taxes - In July 2000 the Company elected to be taxed as an S Corporation under the Internal Revenue Service Code. Accordingly, under such an election, the Company's taxable income was reported by the individual shareholders. In 2003 the Company cancelled its election to be taxed as an S Corporation and therefore applies the provisions of Statement of Financial Accounting Standards(SFAS) No. 109, Accounting for Income Taxes which requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

         Net Loss Per Common share - In accordance with SFAS No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. At December 31, 2005 there are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         [continued]

         Stock based compensation - SFAS No. 123, Accounting for Stock-Based Compensation allows companies to choose whether to account for employee stock-based compensation on a fair-value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to account for stock-based compensation using APB 25. If the compensation cost for the Company's compensation plan had been determined consistent with SFAS No. 123 the Company's net income and net income per common share would have changed to the pro forma amounts indicated below:

                                                        2005           2004
                                                   -------------   ------------

         Net loss, as reported                     $ (1,197,754)   $  (195,124)

         Compensation cost under fair value-based
           accounting method, net of tax                      -              -
                                                   --------------  -------------

         Net loss, pro forma                         (1,197,754)      (195,124)

         Net loss per share-basic and diluted:
             As reported                           $      (0.03)   $     (0.01)
             Pro forma                             $      (0.03)   $     (0.01)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3% and expected lives of 3,650 days(See note 6).

         Advertising Costs - Advertising costs of the Company are charged to expense as incurred. Advertising expense amounted to $79,790 and $53,102 in 2005 and 2004, respectively.

         Recently Issued Financial Accounting Standards--In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on January 1, 2006, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         [continued]

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not feel the adoption of SFAS No. 151 will have a material affect on their financial statements.

Note 2   PROPERTY AND EQUIPMENT

         The major categories of property and equipment are as follows:


                                                                   12/31/2005
                                                                 -------------

         Equipment                                                  $ 134,146
         Furniture and fixtures                                        21,331
         Vehicles                                                      20,127
         Leasehold improvements                                       131,721
         Displays                                                      85,522
         Accumulated depreciation                                    (150,772)
                                                                  ------------
                Net property and equipment                          $ 242,075
                                                                  ============

         Included in equipment are assets totaling $29,978 which are financed by capital lease. Related amortization is included in accumulated depreciation. Depreciation expense was $41,692 in 2005 and $38,773 in 2004.

Note 3   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:


                                                      12/31/05
                                                ---------------------

                    Flooring material                        230,607
                                                ---------------------

                                         Total  $            230,607
                                                =====================

Note 4   INCOME TAXES

         Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2025. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Note 4   INCOME TAXES - [continued]

                                                NOL
         Description                          Balance           Tax           Rate
         -------------------------------  --------------  -------------  ----------------
            Federal Income Tax               $1,657,403       $563,517         34%

            Georgia State Income Tax          1,657,403         99,444          6%
                                                          -------------
            Valuation allowance                               (662,961)
                                                          -------------
         Deferred tax asset 12/31/2005                             $ 0
                                                          =============

         The allowance has increased $395,327 from $267,634 as of December 31, 2004.

Note 5  COMMON STOCK/PREFERRED STOCK

         In February 2004 the Company received proceeds of $12,500 for 10,000 shares of its common stock that were issued in September 2003.

         In May 2004 pursuant to Rule 506 of Regulation D of the Securities Act of 1933 the Company accepted the Subscriptions and Investment Representation Letters from 3 investors and issued 76,000 shares of its restricted common stock at a price of $1.25 per share for a total of $95,000.

         The Company's preferred stock may be issued from time to time in one or more series. The Board of Directors are to establish by resolution(s) the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2005 no shares of preferred stock have been issued by the Company.

         The Company's SB-2 Registration statement filed with the Securities and Exchange Commission became effective in January 2005. In 2005, the Company had raised $282,100 and issued 141,050 shares of its common stock. Costs associated with issuing this stock totaled $77,507.

         In November 2005, Jimmy Lee resigned as the Company's President, CEO and director. Mr. Lee returned his 19,000,000 shares of the Company's common stock. In return the Company agreed to remove his name from all debt and personal guarantees. As of December 31, 2005 the Company had received the stock certificate but had not yet canceled it because Mr. Lee's name has not been completely removed from all debt. The 19,000,000 shares are showing as issued and outstanding in these financial statements.

Note 6  STOCK OPTION PLAN

         On May 13, 2003 the Company's Board of Directors adopted the Company's 2003 Stock Incentive Plan (The Plan). The Plan grants options to its key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price determined by the Stock Option Committee of the board at the time of grant. The options fully vest upon the date of grant. No stock options were granted, exercised or outstanding during the years ended December 31, 2005 and 2004.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Note 7   LINE OF CREDIT-RELATED PARTY

         During the year ended December 31, 2003 the Company obtained a line of credit with a shareholder of the Company for the purpose of meeting cash flow needs. The interest rate on the line of credit is prime plus 1%. As of December 31, 2005 and 2004, the outstanding balances on this line were $115,000 and $27,000, respectively. In October 2005, the Company obtained a line of credit from a related company, whose owner is a shareholder and director of the Company, for $200,000 which was outstanding at December 31, 2005 with an interest rate of prime plus 1% maturing within twelve (12) months. In December 2005, the Company obtained lines of credit with a shareholder and related company, whose owner is a shareholder and director of the Company, totaling $950,000 of which $890,725 was outstanding at December 31, 2005 with an interest rate of prime plus 1% all maturing within twelve (12) months. The interest rate on the lines of credit at December 31, 2005 was 8.00%.

Note 8   LONG-TERM DEBT

         The following is a summary of the Company's indebtedness as of December 31, 2005:

         Note payable to a bank with interest at 6.50% due in
            monthly installments of $6,270.32 through August
            2009, secured by Company equipment and property owned
            by the Company's president.                              $  495,853

         Note payable to a shareholder with interest at 10.00%
            due in monthly installments of $4,565.33 through
            October 2007, unsecured.                                     98,786

         Lease payable to Dell Financial with interest at 17.06%
            due in monthly installments of $1069.63 through
            August 2007, secured by equipment.                           19,292
                                                                     ----------

                           Total                                     $  613,931
                                                                     ==========

         Maturities of debt are as follows:


              Year Ending December 31:          Amount
             ---------------------------   --------------

                         2006              $     102,259
                         2007                    107,536
                         2008                     50,515
                         2009                    353,621
                      Thereafter                       -
                                           -------------
                                           $     613,931
                                           =============

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Note 9   LEASES

         The Company has entered into three operating leases with unrelated parties for its retail stores, warehouse and office facilities. The leases expire between 2007 and 2014. During the year ended December 31, 2005, and 2004 the Company paid lease payments in the amount of $238,165 and $226,690, respectively. In 2005 and 2004 the Company also leased on a month to month basis additional office space totaling $14,400 each year. In November 2005, the Company terminated the lease on the St. Marys Store (See note 11).

         The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005:

                         Year ended                      Total
              ---------------------------------    ------------------

              December 31, 2006                    $         146,578
              December 31, 2007                              149,338
              December 31, 2008                              152,170
              December 31, 2009                              155,098
              December 31, 2010                              158,110
                                                   ------------------
              Totals                               $         761,294
                                                   ==================


Note 10  CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position. However, an unfavorable outcome in these claims could result in a possible judgment against the company of as much as $6,500.

         The Company records contingent losses when they are probable and reasonably estimable. The Company and their legal council have determined that these liabilities are possible but not probable.

Note 11  CLOSED OPERATIONS

         The Company closed the St. Marys, Georgia store in November 2005, due to poor performance. All inventory was transferred to the Yulee or Brunswick Stores. The Company paid $18,000 to terminate its lease. The leasehold improvements totaling $18,667 were written off in 2005.

                             The Flooring Zone, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

Note 12  GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $2,171,287, and a negative working capital of $1,266,812. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management plans include obtaining additional debt financing to cover the shortfalls in revenue and allowing the Company to begin purchasing inventory at a discount, and making changes in operations to reduce expenses and improve margins. The Company may also seek additional equity financing through the sale of its shares, although the Company currently has no commitments for additional equity financing and there is no guarantee that the Company can obtain equity financing on acceptable terms or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

--------------------------------------------------------------------------------
                           ITEM 8B. OTHER INFORMATION
--------------------------------------------------------------------------------

         On April 21, 2006, Mr. Steven Nichols resigned as the Company's Chief Financial Officer. Mr. Nichols' resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

         The Company's board of directors has not yet determined who it will appoint to replace Mr. Nichols as the Company's Chief Financial Officer. Until such time as the board appoints a new Chief Financial Officer, Michael Carroll will assume that responsibility on an interim basis.

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

   Name                   Age     Positions Held                Director Since
   ----                   ---     --------------                --------------

   Michael J. Carroll     36      CEO/President, Interim
                                  CFO and Director               May 2003
   Joel Arline            36      Director                       November 2005

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

         Michael J. Carroll. Prior to his appointment as CEO and President in November 2005, Mr. Carroll served as the Secretary, Treasurer and a Director of the Flooring Zone, Inc., since May 2003. He has held the same positions with The Flooring Zone of Georgia, Inc., since June 2000. In August 1997, Mr. Carroll founded Carroll Custom Homes, Inc., and since that time has served as its President. In that capacity, Mr. Carroll has been primarily responsible to oversee the development and construction of residential housing and to manage purchasing, payroll and accounts payable. Mr. Carroll graduated from Georgia College and State University with a Bachelors Degree in Business Administration in 1992. Mr. Carroll is not a director of any other SEC reporting company.

         Joel Arline. Mr. Arline is a Certified Public Accountant in Brunswick, GA. He is the President and Owner of Joel K. Arline, CPA, PC, an accounting firm he founded in 1997. Mr. Arline earned a BBA from Valdosta State University. The CPA firm owned by Mr. Arline, performs audit, review and compilation engagements and also performs tax preparation and consulting for its broad base of clients. Mr. Arline is not a director of any other SEC reporting company.

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

Code of Ethics

         While we are currently developing a code of ethics that will apply to our principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions we have not yet completed drafting our code of ethics. The code of ethics will be designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. We anticipate completion and adoption of a code of ethics during the upcoming fiscal year.

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

                             EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation paid or accrued since the Company's inception on May 5, 2003 through December 31, 2005, (the end of the Registrant's last completed fiscal year).

                                              Summary Compensation Table

                                                                          Long Term       Compensation
                           Annual Compensation                             Awards            Payouts
                                                                         Restricted    LTIP
Name and                                          Other Annual    Stock    Options/   Payout     All Other
Principal Position         Year   Salary   Bonus  Compensation    Awards  SARs #       ($)     Compensation
------------------         ----   ------  ------- ------------    ------   -----    --------   ------------
Michael Carroll, CEO       2005   $   -0-     $-0-       $-0-      $-0-      -0-      $-0-       $-0-
President, Interim CFO     2004       -0-      -0-        -0-       -0-      -0-       -0-        -0-
and Director               2003       -0-      -0-        -0-       -0-      -0-       -0-        -0-

Jimmy Lee, Former          2005    52,800      -0-        -0-       -0-      -0-       -0-        -0-
CEO, President             2004    62,400      -0-        -0-       -0-      -0-       -0-        -0-
and Director               2003    62,400   10,000        -0-       -0-      -0-       -0-        -0-

Steven Nichols, Former     2005    59,608      -0-        -0-       -0-      -0-       -0-        -0-
CFO and Vice               2004    60,950    6,700        -0-       -0-      -0-       -0-        -0-
President                  2003    59,800    2,500        -0-       -0-      -0-       -0-        -0-

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

         The following table discloses the beneficial ownership of certain beneficial owners and management based on the number of shares we had outstanding as of June 20, 2006. As of June 20, 2006, we had 19,569.750 common shares outstanding.

                                 Amount of
                                 Title of        Beneficial
Name and Address                   Class         Ownership         % of Class

Michael Carroll                   Common          19,000,000           97%
3219 Glynn Avenue
Brunswick, Georgia 31520

Joel Arline                       Common                 -0-            *
1606 Reynolds Streets
Brunswick, Georgia 31520
--------------------------------------------------------------------------------
All officers and directors
as a group (2 persons)                            19,000,000           97%
--------------------------------------------------------------------------------

         TOTAL                                    19,000,000           97%
--------------------------------------------------------------------------------

* Less than 1%

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         In October 2003, we entered into an agreement with Mr. Carroll, whereby he agreed to extend us a line of credit. The interest rate on the line of credit is prime plus 1%. As of December 31, 2005, the outstanding balance on this line of credit was $115,000.

         In October 2005, we obtained a line of credit for $200,000 from a related company owned by Mr. Carroll. The interest rate is prime plus 1%. At December 31, 2005, the outstanding balance for $200,000

         We borrowed $27,000 against this line of credit during the fourth quarter of 2004. Subsequent to the year end, in February 2005, we paid $20,000 to Mr. Carroll to reduce the outstanding balance on this line of credit.

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

--------------------------------------------------------------------------------
                                ITEM 13. EXHIBITS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                 ITEM 14. PRINCIPAL ACOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

         Mantyla McReynolds has served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2004. Principal accounting fees for professional services rendered for us by Mantyla McReynolds for the fiscal years ended December 31, 2005 and 2004, are summarized as follows:

                                           2005                    2004
                                           ----                    ----
  Audit                                 $ 28,392                $  32,086
  Audit related                                -                        -
  Tax                                          -                        -
  All other                                    -                        -
                                        --------                ---------
      Total                             $ 28,392                $  32,086
                                        ========                =========

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

                                         THE FLOORING ZONE, INC.


Dated: August 4, 2006                    By:  /s/ Michael Carroll
                                            ------------------------------------
                                            Michael Carroll, Chief Executive
                                            Officer, Interim Chief Financial
                                            Officer and Director


Dated: August 4, 2006                    By: /s/ Joel Arline
                                            ------------------------------------
                                            Joel Arline, Director