Form 10QSB
period 2006-03-31
Flooring Zone Inc
filed 2006-10-04
CIK 1289636

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
   March 31, 2006                                               333-119234


                             THE FLOORING ZONE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of September 12, 2006, we had 19,569,750 shares of our $0.001 par value, common stock outstanding.

                             THE FLOORING ZONE, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
            March 31, 2006 ..................................................  2

         Condensed Consolidated Statements of Operations (Unaudited) for
           the three months ended March 31, 2006 and 2005....................  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
           the three months ended March 31, 2006 and 2005....................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)....  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  9

     Item 3.  Controls and Procedures........................................ 15


PART II -- OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 16

     Item 5.  Other Information.............................................. 16

     Item 6.  Exhibits and Reports on Form 8-K............................... 17

     Signatures.............................................................. 17

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     The Flooring Zone, Inc.
                              Condensed Consolidated Balance Sheet
                                         March 31, 2006
                                           (Unaudited)


                                             ASSETS



Current assets:
    Cash                                                                   $                 -

    Accounts receivable, net                                                           126,413

    Inventory                                                                          376,765

    Prepaid expense                                                                      4,230
                                                                           --------------------

          Total current assets                                                         507,408


Property & equipment, net                                                              236,371


Other assets:

     Intangible assets, net                                                              5,664

     Deposits                                                                            6,031
                                                                           --------------------

          Total other assets                                                            11,695
                                                                           --------------------

TOTAL ASSETS                                                               $           755,474
                                                                           ====================


                         See accompanying notes to financial statements


                                             The Flooring Zone, Inc.
                                Condensed Consolidated Balance Sheet-[continued]
                                                 March 31, 2006
                                                   (Unaudited)

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Accounts payable                                                       $           371,616

    Bank overdraft                                                                       6,926

    Line of credit-related parties                                                   1,395,825

    Customer deposits                                                                    8,500

    Accrued liabilities                                                                 10,021

    Current portion long-term debt                                                     102,259
                                                                           --------------------

          Total current liabilities                                                  1,895,147

Long-term liabilities:

    Note payable-related party                                                          91,400

    Long-term debt                                                                     493,782


    Current portion long-term debt                                                    (102,259)
                                                                           --------------------

          Total long-term liabilities                                                  482,923

              Total liabilities                                                      2,378,070

Stockholders' deficit: - Note 2

    Preferred Stock, 10,000,000 shares authorized $.001 par value
       value: No shares issued and outstanding                                               -

    Common stock, 100,000,000 shares authorized $.001 par
       value; 38,569,750 shares issued and outstanding                                  38,570

    Additional paid in capital                                                         608,257

    Accumulated deficit                                                             (2,269,423)
                                                                           --------------------

          Total stockholders' deficit                                               (1,622,596)
                                                                           --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $           755,474
                                                                           ====================


                                 See accompanying notes to financial statements

                                                         3

                             The Flooring Zone, Inc.
                      Condensed Consolidated Statements of
      Operations For the three month periods ended March 31, 2006 and 2005
                                   (Unaudited)


                                                 Three months ended March 31,

                                                     2006                2005
                                              -------------------- ------------------

Revenues:
 Sales                                        $           621,467  $         858,553

 Licensing Fees                                                 -              2,500
                                              -------------------- ------------------

Net revenues                                              621,467            861,053

 Less cost of sales                                       496,711            482,412
                                              -------------------- ------------------

Gross profit                                              124,756            378,641

General and administrative expenses                       192,136            348,247
                                              -------------------- ------------------

    Net income from operations                           (67,380)             30,394


Other income (expense):

  Interest Income                                               9                 42

  Interest expense                                        (30,765)           (20,766)
                                              -------------------- ------------------

       Total other income(expense)                        (30,756)           (20,724)
                                              -------------------- ------------------

Net income before taxes                                   (98,136)             9,670

       Income taxes                                             -                  -
                                              -------------------- ------------------

 Net income                                   $           (98,136) $           9,670
                                              ==================== ==================


Net income(loss) per share-basic and diluted  $             (0.01) $            0.00
                                              ==================== ==================

Weighted average shares outstanding - basic
  and diluted                                          38,569,750         38,455,856
                                             ==================== ==================


                 See accompanying notes to financial statements

                                       4

                                             The Flooring Zone, Inc.
                                    Condensed Consolidated Statements of Cash
                         Flows For the three month periods ended March 31, 2006 and 2005
                                                   (Unaudited)


                                                                                  3/31/2006             3/31/2005
                                                                                -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $       (98,136)      $          9,670

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                                                          5,957                 10,581

  Decrease (increase) in accounts receivable                                             2,795                 (1,052)

  Decrease (increase) in inventories                                                  (146,158)              (167,229)

  Decrease (increase) in prepaid expenses and deposits                                     -0-                 (6,000)

  Increase (decrease) in accounts payable                                               74,142                (38,878)

  Increase (decrease) in bank overdraft                                                  6,926                      -

  Increase (decrease) in accrued liabilities                                            (5,600)                 6.742

  Increase (decrease) in customer deposits                                             (65,560)                (7,284)
                                                                               -----------------     -----------------
      Net cash used in operating activities                                           (225,634)              (193,450)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                         -                      -
                                                                               -----------------     -----------------

      Net cash used in investing activities                                                  -                      -

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowing(payments) on line of credit-related party                                190,100                 15,000

Net borrowing(payments) on  long term debt                                             (28,748)                 7,130

Proceeds from the issuance of common stock                                                 -0-                150,000
                                                                               -----------------     -----------------

      Net cash provided by financing activities                                        161,352                172,130
                                                                               -----------------     -----------------

                    NET INCREASE (DECREASE) IN CASH                                    (64,282)               (21,320)

CASH AT BEGINNING OF PERIOD                                                             64,282                 90,092
                                                                               -----------------     -----------------

CASH AT END OF PERIOD                                                          $             -       $         68,772
                                                                               =================     =================

SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                                                        $        30,765       $         20,766

 Cash paid for income taxes                                                                  -                      -



                                 See accompanying notes to financial statements

                                                       5

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

         Organization - The Flooring Zone, Inc. (the "Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. The company's business operations provide for full-service retail floor covering products and services.

         Interim financial statements - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2006 and 2005. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the "SEC").

         Stock based compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. However, for the three months ended March 31, 2006, the Company's results of operations do not reflect any compensation expense because the Company had no new stock options granted under its stock incentive plans during the first three months of fiscal year 2006 and no previous stock option grants which vested during the first three months of fiscal year 2006.

         Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts:

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS - (continued)



         Net income, as reported                                     $    9,763

         Compensation cost under fair value-based accounting
           method, net of tax                                                 -
                                                                ----------------

         Net loss, pro forma                                              9,763

         Net loss per share-basic and diluted:

             As reported                                             $     0.00
             Pro forma                                               $     0.00


Note 2   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:


                                                 3/31/06
                                           ---------------------

               Flooring material                        376,765
                                           ---------------------

                                    Total  $            376,765
                                           =====================

Note 3   GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $2,269,423, and a negative working capital of $1,387,739. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management plans include obtaining additional debt financing to cover the shortfalls in revenue and allowing the Company to begin purchasing inventory at a discount, and making changes in operations to reduce expenses. The Company may also seek additional equity financing through the sale of its shares, although the Company currently has no commitments for additional equity financing and there is no guarantee that the Company can obtain equity financing on acceptable terms or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 4   COMMON STOCK/SUBSEQUENT EVENT

         In November 2005, Jimmy Lee resigned as the Company's President, CEO and director. Mr. Lee returned his 19,000,000 shares of the Company's common stock. In return the Company agreed to remove his name from all debt and personal guarantees. As of March 31, 2005 the Company had received the stock certificate but had not yet canceled it because Mr. Lee's name had not been completely removed from all debt. The 19,000,000 shares are showing as issued and outstanding in these financial statements. Subsequent to the quarter end the Company did remove Mr. Lee's name from all debt of the Company and canceled the stock certificates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this quarterly report.

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

         During the fourth quarter 2005, we completed a registered public offering for the primary purpose of raising funds to expand our store locations into new markets in the southeastern United States. Unfortunately, we were unsuccessful in raising sufficient funds to warrant expansion into other markets at this time. Therefore, we have been focusing our efforts on increasing sales at our current locations and reducing our expenses and debt load with a goal to operate the Company profitably. At this time, we do not have plans to expand to other markets. We do not plan to revisit the issue of expansion until such time as market conditions so justify and we can either fund expansion from revenue and profits from operations or we receive a firm commitment for the funding we would need to expand. We neither have, nor are we currently seeking such a commitment.

Results of Operations

         For the three months ended March 31, 2006 and 2005

         We have incurred a net loss of $98,136 through the first quarter of 2006, compared to net income of $9,670 during the same quarter of 2005.

         Revenues

         We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups - retail customers and contractors. Retail customers generally pay higher prices for product than contractors. Historically, about 60% to 70% of our product sales have been to retail customers. We believe we are experiencing a shift in our traditional customer mix. During the current fiscal year, contractors have accounted for approximately 50% of our product sales. We believe this shift in our customer mix is, at least, partially due to Mr. Carroll taking a more active role in the day-to-day operations of the Company following his appointment as CEO. Mr. Carroll has been involved in the construction industry in Georgia for a number of years and we believe the increase in product sales to contractors has resulted from his relationships in the industry. While we realize smaller margins on products sold to contractors, we believe such decreases in net revenue will be partially offset by decreases in other expenses, including advertising and display costs. Contractors, unlike most retail customers, represent routine repeat business. Contractors buy product often and in larger quantities than do retail customers. As our customer mix shifts to a higher percentage of contractor sales we have and may continue to decrease our advertising and display expenses as we decrease our need to constantly drive new retail customers to our stores.

         During the first quarter of 2006 average retail product prices were fairly constant, although we did raise increase prices for supplies such as carpet pad, glue, etc., approximately 10% higher as compared to the same quarter of 2005. Despite higher retail prices for supplies, overall we realized a 28% decrease in revenue from product sales. This decrease in revenue from product sales in the first three months of 2006 is primarily the result of the closing of our St. Mary's store. As discussed above, another contributing factor to our decreased revenue from sales is the shift in our customer mix because contractors typically pay lower prices for product than do retail customers. We expect that revenue from product sales will continue to be lower throughout the rest of the 2006 fiscal year as compared to the 2005 fiscal year because of the closing of the St. Mary's store.

         Gross Profit

         Our gross profit is directly affected by our costs of sales. Cost of sales includes all direct costs of floor coverings, materials used in installation and installation labor. As with revenues, our cost of sales and gross profit are directly affected by changes in the percentage of products sold to retail customers versus contractors. As discussed above, the prices we can charge contractors are lower than the prices we can charge retail customers therefore, our profit margin on product sales to retail customers is greater. Moreover, we often realize profit from providing installation services to retail customers. Conversely, contractors typically use their own subcontractors to install the floor covering products they purchase. These subcontractors provide the materials used in installation and the installation labor.

         Gross profit during the three months ended March 31, 2006 was $124,756, 67% lower than the $378,641 gross profits realized during the three months ended March 31, 2005. During the first three months of 2006, we realized a 28% decrease in net revenue. We also realized a 3% increase in cost of sales during the first quarter 2006 compared to the first quarter 2005. As a result of decreased revenue and increasing prices we pay for product, cost of products sold, cost of sales as a percentage of net revenues increased from 56% during the first quarter 2005 to 80% during the first quarter 2006. During the quarter we also revisited certain previously completed jobs to perform repair work that was performed at our expense, which resulted in an increase to our costs of product sold, with no corresponding increase to revenue.

         For the reasons detailed above, as our customer mix continues to shift to a higher percentage of contractors, we anticipate cost of sales will continue to represent a higher percentage of net revenues than it has historically. As discussed above, however, we believe this decrease in margins can be at least partially offset by decreases in other expenses such as advertising and display costs and salaries and benefits.

         General and Administrative Expenses

         Comparison of the three months ended March 31, 2006 and 2005

         General and administrative expenses for the three months ended March 31, 2006, decreased $156,111, or 45% to $192,136 compared to the three months ended March 31, 2005, and as a percentage of sales revenue decreased from 40% to 30% during the three months ended March 31, 2005 and 2006. During the three months ended March 31, 2006 and 2005, general and administrative costs consisted of:

                                                 Three Months Ended
                                        March 31, 2006         March 31, 2005
                                        --------------         --------------

Salaries & benefits costs               $      77,775          $      129,881
Advertising & display costs                    10,431                  21,350
Occupancy costs & utilities                    64,113                  77,120
Legal & accounting costs                        8,998                  27,500
Other                                          30,819                  92,396
                                        -------------          --------------
                                        $     192,136          $      348,247
                                        =============          ==============

         The 40% reduction in salaries and benefits costs in the three months ended March 31, 2006 compared to 2005 is the result of a reduction in our work force. This reduction in our work force resulted from the closing of our St. Mary's store and a reduction in our retails sales and accounts payable departments. In anticipation of expansion, we had hired more retail sales and accounts payable personnel than we needed to operate our current locations. With the decision not to expand at the current time, we laid off several persons. We do not expect significant additional changes in salaries and benefits throughout the balance of 2006.

         During the three months ended March 31, 2006, advertising and display costs decreased by 51% compared to the same period of 2005. As explained above, this decrease is primarily attributable to the closing of our St. Mary's store. We anticipate the advertising and display costs will continue at lower rates during the balance of the 2006 fiscal year as a result of closing of the St. Mary's store and as a result of reduced marketing costs as we focus more attention on product sales to contractors rather than retail buyers

         Occupancy costs and utilities during the three months ended March 31, 2006 compared to the same period of 2005, decreased 17% as a result of the closing of the St. Mary's store. We expect these costs to remain relatively constant in the upcoming quarters.

         Legal and accounting costs decreased 67% to $8,998 during the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. We believe this decrease in legal and accounting costs is more an issue of timing than a reflection of any long-term reduction in legal and accounting costs and we expect legal and accounting costs to continue at levels consistent with or higher than the amounts incurred during the prior fiscal year.

         Other costs decreased 67% during the three months ended March 31, 2005 compared to three months ended March 31, 2005, as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant in upcoming quarters.

         Net Loss

         For the reasons disclosed above, during the three months ended March 31, 2006 we realized a net loss of $98,136 compared to net income of $9,670 during the three months ended March 31, 2005. We expect that net loss will decrease in upcoming quarters.

         Liquidity and Capital Resources

         Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the SB-2 have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $2,269,423, and negative working capital of $1,387,739. These factors raise substantial doubt about our ability to continue as a going concern.

         We have been working to obtain additional debt financing to cover the shortfalls in revenue and to allow us to begin purchasing inventory at a discount. As noted above, we have also been making changes in operations to reduce expenses. We may also seek additional equity financing through the sale of our shares, although we currently have no commitments for additional equity financing and there is no guarantee that we can obtain equity financing on acceptable terms or at all.

         During the first quarter 2006 and 2005 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                       Three Months Ended
                                              March 31, 2006    March 31, 2005
                                              --------------    --------------
Net cash used in operating activities            $(225,634)       $(193,450)
Net cash used in investing activities            $       -        $       -
Net cash provided by financing activities        $ 161,352        $ 172,130
                                                 ---------        ---------
                                                 $ (64,282)       $ (21,320)
                                                 =========        =========

NET INCREASE (DECREASE) IN CASH

         As discussed herein, during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 product sales decreased leading to a change from net income of $9,670 during the first quarter 2005 to a net loss of $98,136 during the first quarter 2006. During the three months ended March 31, 2006, inventory has increased $146,158 and customer deposits have decreased $65,600 combined with a net loss of $98,136, these reductions in cash from operations were only partially offset by increases in accounts payable of $74,142 and an increase of bank overdrafts of $6,926. Net cash used in operating activities during the three months ended March 31, 2006 was 17% higher than net cash used in operating activities during the three months ended March 31, 2005. This increase in cash used in operating activities during the three months ended March 31, 2006 was largely the result of circumstances explained above.

         We used no net cash in investing activities to acquire property or equipment during the first quarter 2006 or the first quarter 2005.

         Net cash provided from financing activities was $161,352 during the three months ended March 31, 2006 compared to $172,130 during the three months ended March 31, 2005, a 6% decrease. During the three months ended March 31, 2006, however, cash provided from financing activities primarily came from borrowing on a line of credit extended by a related party. By contrast, during the three months ended March 31, 2005 cash provided from financing activities primarily came from the sale of our equity securities in our registered public offering.

         At March 31, 2006 and 2005 we had cash on hand of $0 and $68,772, respectively.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of March 31, 2006.

                                                                Payments Due by Fiscal Year
                                                                ---------------------------
Contractual Commitments               Total          2006             2007          2008             2009         Thereafter
-------------------------------------------------------------------------------------------------------------------------------
Lines of Credit-Related Party       $1,395,825    $1,395,825     $        --    $         --     $        --     $         --
Note Payable-Related Party              91,400        40,027          51,373              --              --               --
Note Payable                           477,042        25,562          47,344          50,515         353,621               --
Capital Leases                          16,674         7,855           8,819              --              --               --
Operating Leases                       724,649       109,933         149,338         152,170         155,098          158,110
                                    ----------    ----------     -----------    ------------     -----------     ------------
      TOTAL                         $2,705,590    $1,579,202     $   256,874    $    202,685     $   508,719     $    158,110
                                    ==========    ==========     ===========    ============     ===========     ============

Off-Balance Sheet Financing Arrangements

         As of March 31, 2006 we had no off-balance sheet financing arrangements.

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

Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company adopted SFAS No. 123R on January 1, 2006, which requires stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards that vest during the period, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

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

Item 5. Other Information

         On April 21, 2006, Mr. Steven Nichols resigned as our Chief Financial Officer. Mr. Nichols' resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

         Our board of directors has not yet determined who it will appoint to replace Mr. Nichols as the Company's Chief Financial Officer. Until such time as the board appoints a new Chief Financial Officer, Michael Carroll will assume those responsibilities on an interim basis.

Item 6. Exhibits

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


                                       THE FLOORING ZONE, INC.



October 2, 2006                         /s/ Michael Carroll
                                       ----------------------------------------
                                       Michael Carroll, Chief Executive Officer



October 2, 2006                         /s/ Michael Carroll
                                       ----------------------------------------
                                       Michael Carroll, Chief Financial Officer