Form 10QSB
period 2006-06-30
Flooring Zone Inc
filed 2006-10-04
CIK 1289636

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
   June 30, 2006                                                  333-119234


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

As of September 12, 2006 we had 19,569,750 shares of our $0.001 par value, common stock outstanding.

                             THE FLOORING ZONE, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
            June 30, 2006 .................................................... 3

         Condensed Consolidated Statements of Operations (Unaudited) for
           the three and six months ended June 30, 2006 and 2005.............. 5

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
           the six months ended June 30, 2006 and 2005........................ 6

         Notes to Condensed Consolidated Financial Statements (Unaudited)..... 7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................... 8

     Item 3.  Controls and Procedures.........................................16


PART II -- OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....17

     Item 6.  Exhibits........................................................17

     Signatures...............................................................18

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             The Flooring Zone, Inc.
                                      Condensed Consolidated Balance Sheet
                                                  June 30, 2006
                                                   (Unaudited)


                                                       ASSETS



         Current assets:
             Cash                                                                   $             1,768

             Accounts receivable, net                                                           139,988

             Inventory                                                                          403,164

             Prepaid expense                                                                      4,230
                                                                                    -------------------

                   Total current assets                                                         549,150



         Property & equipment, net                                                              230,668



         Other assets:

              Intangible assets, net                                                              5,411

              Deposits                                                                            6,031
                                                                                    -------------------

                   Total other assets                                                            11,442
                                                                                    -------------------

         TOTAL ASSETS                                                               $           791,260
                                                                                    ===================




                                 See accompanying notes to financial statements

                                                       3

                                             The Flooring Zone, Inc.
                                Condensed Consolidated Balance Sheet-[continued]
                                                  June 30, 2006
                                                   (Unaudited)

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT


         Current liabilities:
             Accounts payable                                                       $           289,052

             Line of credit-related party                                                     1,595,826

             Customer deposits                                                                   29,271

             Accrued liabilities                                                                  8,029

             Current portion long-term debt                                                     102,259
                                                                                    -------------------

                   Total current liabilities                                                  2,024,437

         Long-term liabilities:

             Note payable-related party                                                          79,761

             Long-term debt                                                                     487,770

             Current portion long-term debt                                                    (102,259)
                                                                                    -------------------

                   Total long-term liabilities                                                  465,272

                       Total liabilities                                                      2,489,709

         Stockholders' deficit:

             Preferred Stock, 10,000,000 shares authorized $.001 par value
                value: No shares issued and outstanding                                               -

             Common stock, 100,000,000 shares authorized $.001 par
                value; 19,569,750 shares issued and outstanding                                  19,570

             Additional paid in capital                                                         627,257

             Accumulated deficit                                                             (2,345,276)
                                                                                    -------------------

                   Total stockholders' deficit                                               (1,698,449)
                                                                                    -------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $           791,260
                                                                                    ===================



                                 See accompanying notes to financial statements

                                                       4

                                                     The Flooring Zone, Inc.
                                              Condensed Consolidated Statements of
                                      Operations For the three month and six month periods
                                                  ended June 30, 2006 and 2005
                                                           (Unaudited)



                                                Three months ended June 30,            Six months ended June 30,
                                                  2006               2005               2006               2005
                                            ------------------ ------------------ ------------------ ------------------

Revenues:
 Sales                                      $         774,111  $         926,128  $       1,395,578  $       1,784,681

 Licensing Fees                                             0                  0                  0              2,500
                                            -----------------  -----------------  -----------------  -----------------

Net revenues                                          774,111            926,128          1,395,578          1,787,181

 Less cost of sales                                   607,384            608,283          1,104,095          1,090,695
                                            -----------------  -----------------  -----------------  -----------------

Gross profit                                          166,727            317,845            291,483            696,486

General and administrative expenses                   186,044            294,308            378,180            642,555
                                            -----------------  -----------------  -----------------  -----------------

    Net income (loss) from operations                 (19,317)            23,537            (86,697)            53,931


Other income (expense):

  Interest expense                                    (56,536)           (23,039)           (87,292)           (43,765)
                                            -----------------  -----------------  -----------------  -----------------

       Total other income (expense)                   (56,536)           (23,039)           (87,292)           (43,765)
                                            -----------------  -----------------  -----------------  -----------------

Net income (loss) before taxes                        (75,853)               498           (173,989)            10,166

       Income taxes                                         -                  -                  -                  -
                                            -----------------  -----------------  -----------------  -----------------

 Net income (loss)                          $         (75,853) $             498  $        (173,989) $          10,166
                                            =================  =================  =================  =================


Income (loss) per share-basic and diluted   $           (0.01) $            0.00  $           (0.01) $            0.00
                                            =================  =================  =================  =================

Weighted average shares outstanding -
  basic and diluted                                35,403,083         38,522,145         36,986,417         38,475,423
                                            =================  =================  =================  =================


                                         See accompanying notes to financial statements

                                                               5

                                                     The Flooring Zone, Inc.
                                         Condensed Consolidated Statements of Cash Flows
                                     For the six month periods ended June 30, 2006 and 2005
                                                           (Unaudited)


                                                                                   6/30/2006             6/30/2005
                                                                                --------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $      (173,989)      $         10,166

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                                                         11,914                 21,245

  Decrease (increase) in accounts receivable                                           (10,780)                   (69)

  Decrease (increase) in inventories                                                  (172,557)              (217,295)

  Decrease (increase) in prepaid expenses                                                    -                 (8,120)

  Increase (decrease) in accounts payable                                               (8,422)                32,400

  Increase (decrease) in accrued liabilities                                            (7,592)                 1,592

  Increase (decrease) in customer deposits                                             (44,789)                 5,039
                                                                                --------------       ----------------

      Net cash used in operating activities                                           (406,215)              (155,042)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                         -                 (6,748)

  Purchase of intangible assets                                                              -                      -
                                                                                --------------       ----------------

      Net cash used in investing activities                                                  -                 (6,748)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowing (payments) on line of credit-related party                               390,101                 15,000

Net borrowing (payments) on  long term debt                                            (46,400)               (70,676)

Proceeds from the issuance of common stock                                                   -                222,100
                                                                                --------------       ----------------

      Net cash provided by financing activities                                        343,701                166,424
                                                                                --------------       ----------------

                         NET INCREASE IN CASH                                          (62,514)                 4,634

CASH AT BEGINNING OF PERIOD                                                             64,282                 90,092
                                                                                --------------       ----------------

CASH AT END OF PERIOD                                                           $        1,768       $         94,726
                                                                                ==============       ================

SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                                                         $       87,347       $         43,765

 Cash paid for income taxes                                                                  -                      -


                                         See accompanying notes to financial statements

                                                               6

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006


Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

         Organization - The Flooring Zone, Inc. (the "Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. The company's business operations provide for full-service retail floor covering products and services.

         Interim financial statements - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2006. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the "SEC").

         Stock based compensation- On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. However, for the three and six months ended June 30, 2006, the Company's results of operations do not reflect any compensation expense because the Company had no new stock options granted under its stock incentive plans during the first six months of fiscal year 2006 and no previous stock option grants which vested during the first six months of fiscal year 2006.

         Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the six months ended June 30, 2005 would have been adjusted to the following pro forma amounts:

                                                               6/30/2005
                                                           ------------------

          Net income, as reported                          $          10,166

          Compensation cost under fair value-based
            accounting method, net of tax                                  -
                                                           ------------------

          Net income, pro forma                                       10,166

          Net income per share-basic and diluted:

              As reported                                  $            0.00

              Pro forma                                    $            0.00

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

Note 2   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:

                                                      6/30/06
                                                ---------------------

                    Flooring material                        403,164
                                                ---------------------

                                         Total  $            403,164
                                                =====================

Note 3   GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $2,345,276, and a negative working capital of $1,475,287. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4   COMMON STOCK

         In November 2005, Jimmy Lee resigned as the Company's President, CEO and director. Mr. Lee returned his 19,000,000 shares of the Company's common stock. In return the Company agreed to remove his name from all debt and personal guarantees. In June 2006 the Company did remove Mr. Lee's name from all debt of the Company and canceled the stock certificates.


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

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

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005.

         During the three months ended June 30, 2006, we realized net loss of $75,853 compared to a net income of $498 during the three months ended June 30, 2005.

         Revenues

         We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups - retail customers and contractors. Retail customers generally pay higher prices for product than contractors. Historically, about 60% to 70% of our product sales have been to retail customers. In the current fiscal year we believe we are experiencing a shift in our traditional customer mix. To date this year, contractors have accounted for approximately 50% of our product sales. We believe this shift in our customer mix is, at least, partially due to Mr. Carroll taking a more active role in the day-to-day operations of the Company following his appointment as CEO. Mr. Carroll has been involved in the construction industry in Georgia for a number of years and we believe the increase in product sales to contractors has resulted from his relationships in the industry. While we realize smaller margins on products sold to contractors, we believe such decreases in net revenue are being partially offset by decreases in other expenses, including advertising and display costs. Contractors, unlike most retail customers, represent routine repeat business. Contractors buy product often and in larger quantities than do retail customers. As our customer mix shifts to a higher percentage of contractor sales we have and may continue to decrease our advertising and display expenses as we decrease our need to constantly drive new retail customers to our stores.

         During the three months ended June 30, 2006 average retail product prices were fairly constant, although we increased prices for supplies such as carpet pad, glue, etc., approximately 10% higher as compared to the same quarter of 2005. Despite higher retail prices for supplies, overall we realized a 16% decrease in revenue from product sales. This decrease in revenue from product sales in the three months ended June 30, 2006 is primarily the result of the closing of our St. Mary's store. As discussed above, another contributing factor to our decreased revenue from sales is the shift in our customer mix because contractors typically pay lower prices for product than do retail customers. We expect that revenue from product sales will continue to be lower throughout the rest of the 2006 fiscal year as compared to the 2005 fiscal year because of the closing of the St. Mary's store.

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

         Gross profit during the second fiscal quarter of 2006, was $166,727, a 47% decrease from the $317,845 gross profit realized during the second fiscal quarter of 2005. As discussed above, during the three months ended June 30, 2006 we realized a 16% decrease in net revenue. While cost of sales remained nearly unchanged during the second quarter 2006 compared to the second quarter 2005. As a result of decreased revenue and increasing prices we pay for product, cost of products sold, cost of sales as a percentage of net revenues increased from 66% during the second quarter 2005 to 78% during the second quarter 2006. During the quarter we also revisited certain previously completed jobs to perform repair work that was performed at our expense, which resulted in an increase to our costs of product sold, with no corresponding increase to revenue. Due to rising fuel costs, the cost of installation supplies and floor padding increased. We also paid surcharges on all shipments, which further increased cost of sales for the period.

         For the reasons detailed above, as our customer mix continues to shift to a higher percentage of contractors, we anticipate cost of sales will continue to represent a higher percentage of net revenues than it has historically. As discussed above, however, we believe this decrease in margins can be at least partially offset by decreases in other expenses.

         General and Administrative Expenses

         General and administrative expenses for the three months ended June 30, 2006, decreased $108,264, or 37% to $186,044 compared to the three months ended June 30, 2005. As a percentage of sales revenue general and administrative expenses decrease to 24% during the quarter ended June 30, 2006, compared to 32% during the quarter ended June, 30, 2005. During the three months ended June 30, 2006 and 2005, general and administrative costs consisted of:

                                                 Three Months Ended
                                       June 30, 2006           June 30, 2005
                                        ------------            ------------

Salaries & benefits costs               $     68,716            $    120,265
Advertising & display costs                    5,575                  28,086
Occupancy costs & utilities                   69,856                  73,872
Legal & accounting costs                      15,507                   8,308
Other                                         26,390                  63,777
                                        ------------            ------------
                                        $    186,044            $    294,308
                                        ============            ============

         The 43% reduction in salaries and benefits costs in the three months ended June 30, 2006 compared to the same three month period 2005 is the result of a reduction in our work force. This reduction in our work force resulted from the closing of our St. Mary's store and a reduction in our retails sales and accounts payable departments. In anticipation of expansion, we had hired more retail sales and accounts payable personnel than we needed to operate our current locations. With the decision not to expand at the current time, we laid off several persons. We do not expect significant additional changes salaries and benefits throughout the balance of 2006.

         During the quarter ended June 30, 2006, advertising and display costs decreased by 80% compared to the same period of 2005. As explained above, this decrease is primarily attributable to the closing of our St. Mary's store. We anticipate the advertising and display costs will continue at lower rates during the balance of the 2006 fiscal year as a result of closing of the St. Mary's store and as a result of reduced marketing costs as we focus more attention on product sales to contractors rather than retail buyers

         Occupancy costs and utilities during the second quarter 2006 compared to the same quarter 2005, decreased 5% as a result of the closing of the St. Mary's store. We had an increase in waste services because in previous periods we shared these costs with a neighbor. This arrangement no longer exists. We expect these costs to remain constant in the upcoming quarters.

         Legal and accounting costs increased 86% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. We anticipate legal and accounting costs to continue at levels consistent with or higher than the second quarter 2006 as we begin to incur legal and accounting costs in connection with our ongoing public reporting obligations.

         Other costs decreased 58% during the quarter ended June 30, 2006 as compared to the quarter ending June 30, 2005 as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant in upcoming quarters.

         Net Income

         For the reasons discussed above, our net loss in the second quarter 2006 was $75,853 compared to a net income of $498 in the second quarter 2005. We expect that net loss will decrease in upcoming quarters.

         For the six months ended June 30, 2006 and 2005

         We incurred a net loss of $173,989 through the six months ended June 30, 2006, compared to net income of $10,166 during the six months ended June 30, 2005.

         Revenues

         During the first six months of fiscal 2006 average retail product prices were fairly constant, although we increased prices for supplies such as carpet pad, glue, etc., approximately 10% higher as compared to the same period of 2005 Despite higher retail prices for supplies, overall we have realized a 22% decrease in revenue from product sales. This decrease in revenue from product sales in the first two quarters of 2006 is primarily the result of the closing of our St. Mary's store. As discussed above, another contributing factor to our decreased revenue from sales is the shift in our customer mix because contractors typically pay lower prices for product than do retail customers. We expect that revenue from product sales will continue to be lower throughout the rest of the 2006 fiscal year as compared to the 2005 fiscal year because of the closing of the St. Mary's store.

         Gross Profit

         Gross profit during the first six months of 2006 was $291,483, 58% lower than the $696,486 gross profits realized during the first six months of 2005. During the first six months of 2006, we realized a 22% decrease in net revenue. We also realized a 1% increase in cost of sales during the first six months of 2006 compared to the first six months of 2005. As a result of decreased revenue and increased cost of products sold, cost of sales as a percentage of net revenues increased from 61% during the first six months of 2005 to 79% during the first six months of 2006. During the first six months of 2006 we also revisited certain previously completed jobs to perform repair work that was performed at our expense, which resulted in an increase to our costs of product sold, with no corresponding increase to revenue.

         For the reasons detailed above, as our customer mix continues to shift to a higher percentage of contractors, we anticipate cost of sales will continue to represent a higher percentage of net revenues than it has historically. Also, we have experienced increases in costs of sales due to an increase in costs of installation supplies and floor padding that fluctuates with the price of fuel. As discussed above, however, we believe this decrease in margins can be at least partially offset by decreases in other expenses.

         General and Administrative Expenses

         General and administrative expenses for the six months ended June 30, 2006, decreased $264,375, or 41% to $378,180 compared to the six months ended June 30, 2005, and as a percentage of sales revenue it decreased to 27% during the six months ended June 30, 2006 as compared to 36% for the first six months ended June 30, 2005. During the six months ended June 30, 2006 and 2005, general and administrative costs consisted of:

                                                   Six Months Ended
                                         June 30, 2006          June 30, 2005
                                          -----------            ------------

Salaries & benefits costs                 $   146,491            $    250,146
Advertising & display costs                    16,006                  49,436
Occupancy costs & utilities                   133,969                 150,992
Legal & accounting costs                       24,505                  35,808
Other                                          57,209                 156,173
                                          -----------            ------------
                                          $   378,180            $    642,555
                                          ===========            ============

         The 41% reduction in salaries and benefits costs in the six months ended June 30, 2006 compared to 2005 is the result of a reduction in our work force. This reduction in our work force resulted from the closing of our St. Mary's store and a reduction in our retails sales and accounts payable departments. In anticipation of expansion, we had hired more retail sales and accounts payable personnel than we needed to operate our current locations. With the decision not to expand at the current time, we laid off several persons. We do not expect significant additional changes salaries and benefits throughout the balance of 2006.

         During the six months ended June 30, 2006 we decreased our advertising and display costs by 67% compared to the same period of 2005. As explained above, this decrease is primarily attributable to the closing of our St. Mary's store and a reduction in advertising as our traditional customer mix continues to shift to focus more attention on product sales to contractors rather than retail buyers.

         Occupancy costs and utilities during the six months ended June 30, 2006 compared to the same period of 2005, decreased by 11% as a result of the closing of the St. Mary's store. We expect these costs to remain relatively constant in the upcoming quarters.

         Legal and accounting costs decreased 32%% to $24,505 during the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005. We believe this decrease in legal and accounting costs is more an issue of timing than a reflection of any long-term reduction in legal and accounting costs and we expect legal and accounting costs to continue at levels consistent with or higher than the amounts incurred during the prior fiscal year.

         Other costs decreased 63% to $57,209 during the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant in upcoming quarters.

         Net Income

         For the reasons disclosed above, during the six months ended June 30, 2006 we realized a net loss of $173,989 compared to net income $10,166 during the first six months of 2004. While we expect net losses to decrease in upcoming quarters, we do expect to continue to realize net losses through the balance of the current fiscal year.

         Liquidity and Capital Resources

         Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the SB-2 have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $2,345,276, and negative working capital of $1,475,287. These factors raise substantial doubt about our ability to continue as a going concern.

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

         During the first six months of 2006 and 2005 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                       Six Months Ended
                                              June 30, 2006      June 30, 2005
                                              -------------      -------------

Net cash used in operating activities          $ (406,215)        $ (155,042)
Net cash used in investing activities                   -         $   (6,748)
Net cash provided by financing activities      $  343,701         $  166,424
                                               ----------         ----------
                                               $  (62,514)        $    4,634
                                               ==========         ==========
NET INCREASE (DECREASE) IN CASH

         As discussed herein, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 product sales decreased leading to a reduction in net income of $10,166 to a net loss of $173,989. In addition to the reduction in cash from operating activities resulting from the net loss of $173,989, we also realized an increase in accounts receivable and decreases in accounts payable, accrued liabilities and customer deposits.

         We used $0 net cash in investing activities to acquire equipment during the first six months of 2006, compared to $6,748 during the first six months of 2005.

         Net cash provided from financing activities was $343,701 during the six months ended June 30, 2006 compared to $166,424 during the six months ended June 30, 2005, a 107% increase. During the six months ended June 30, 2006 we repaid $46,400 in long term debt compared to $70,676 during the first six months of 2005. It is important to note that during the first six months of 2005 most of the cash provided from financing activities came from the sale of our equity securities. By contrast, during the six months ended June 30, 2006, cash flow from financing activities was the result of borrowing on a line of credit extended by a related party.

         At June 30, 2006 and 2005, we had cash on hand of $1,768 and $94,726, respectively.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of June 30, 2005.

                                                              Payments Due by Fiscal Year

Contractual Commitments                Total           2005           2006         2007        2008     Thereafter
--------------------------------------------------------------------------------------------------------------------
Line of Credit-Related Party         1,595,825      1,595,825             -            -           -           -
Note Payable-Related Party              79,761         28,388        51,373
Notes Payable                          474,277         22,737        47,344       50,575     353,621
Capital Leases                          13,493          4,674         8,819            -           -
Operating Leases                       688,005         73,289       149,338      152,170     155,098     158,110
                                    ----------     ----------      --------     --------    --------    --------
         TOTAL                      $2,851,361     $1,724,913      $256,874     $202,745    $508,719    $158,110
                                    ==========     ==========      ========     ========    ========    ========

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

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2006.

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