Form 10QSB
period 2006-09-30
Flooring Zone Inc
filed 2006-11-14
CIK 1289636

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
 September 30, 2006                                              333-119234


                             THE FLOORING ZONE, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          (State or other jurisdiction of incorporation or organization

                                   20-0019425
                      (I.R.S. Employer Identification No.)


                   3219 Glynn Avenue, Brunswick, Georgia 31520
                    (Address of principal executive offices)

                                 (912) 264-0505
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes [X] No [ ]

Check whether the Issuer has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

As of November 9, 2006 we had 19,569,750 shares of our $0.001 par value, common stock outstanding.

                             THE FLOORING ZONE, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (Unaudited) as of
            September 30, 2006 ..............................................  3

         Condensed Consolidated Statements of Operations (Unaudited) for
           the three and nine months ended September 30, 2006 and 2005.......  5

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
           the nine months ended September 30, 2006 and 2005.................  6

         Notes to Condensed Consolidated Financial Statements (Unaudited)....  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  8

     Item 3.  Controls and Procedures........................................ 16


PART II -- OTHER INFORMATION

     Item 6.  Exhibits....................................................... 17

     Signatures.............................................................. 17

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     The Flooring Zone, Inc.
                              Condensed Consolidated Balance Sheet
                                       September 30, 2006
                                           (Unaudited)


                                             ASSETS



Current assets:
    Cash                                                                   $            32,137
    Accounts receivable, net                                                           142,639
    Inventory                                                                          303,164
    Prepaid expense                                                                      4,230
                                                                           --------------------
          Total current assets                                                         482,170

Property & equipment, net                                                              224,964

Other assets:
     Intangible assets, net                                                              5,158
     Deposits                                                                            6,031
                                                                           --------------------
          Total other assets                                                            11,189
                                                                           --------------------

TOTAL ASSETS                                                               $           718,323
                                                                           ====================


                      See accompanying notes to financial statements

                                     The Flooring Zone, Inc.
                        Condensed Consolidated Balance Sheet-[continued]
                                       September 30, 2006
                                           (Unaudited)

                           LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities:
    Accounts payable                                                       $          255,008

    Related party loans                                                              1,604,925

    Customer deposits                                                                   42,366

    Accrued liabilities                                                                 11,415

    Current portion long-term debt                                                     102,259
                                                                           --------------------
          Total current liabilities                                                  2,015,973

Long-term liabilities:

    Note payable-related party                                                          71,928

    Long-term debt                                                                     474,133

    Current portion long-term debt                                                    (102,259)
                                                                           --------------------
          Total long-term liabilities                                                  443,802

              Total liabilities                                                      2,459,775

Stockholders' deficit:-Note 2

    Preferred Stock, 10,000,000 shares authorized $.001 par value
       value: No shares issued and outstanding                                               -

    Common stock, 100,000,000 shares authorized $.001 par
       value; 19,569,750 shares issued and outstanding                                  19,570

    Additional paid in capital                                                         627,257

    Accumulated deficit                                                             (2,388,279)
                                                                           --------------------

          Total stockholders' deficit                                               (1,741,452)
                                                                           --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $           718,323
                                                                           ====================


                          See accompanying notes to financial statements

                                                  4

                                                     The Flooring Zone, Inc.
                                              Condensed Consolidated Statements of
                                   Operations For the three month and nine month periods ended
                                                  September 30, 2006 and 2005.
                                                           (Unaudited)


                                                    Three months ended                     Nine months ended
                                                        September 30,                         September 30,
                                                  2006               2005               2006               2005
                                            -----------------  -----------------  -----------------  -----------------
Revenues:
 Sales                                      $         639,151  $         788,714  $       2,034,729  $       2,573,395
 Licensing Fees                                             -                  -                  -              2,500
                                            -----------------  -----------------  -----------------  -----------------
Net revenues                                          639,151            788,714          2,034,729          2,575,895

 Less cost of sales                                   417,403            669,427          1,521,498          1,761,256
                                            -----------------  -----------------  -----------------  -----------------

Gross profit                                          221,748            119,287            513,231            814,639
General and administrative expenses                   208,995            310,856            587,175            952,160
                                            -----------------  -----------------  -----------------  -----------------
    Net income (loss) from operations                  12,753           (191,569)           (73,944)          (137,521)


Other income (expense):
  Interest expense                                    (55,755)           (18,712)          (143,048)           (62,592)
                                            -----------------  -----------------  -----------------  -----------------

       Total other income(expense)                    (55,755)           (18,712)          (143,048)           (62,592)
                                            -----------------  -----------------  -----------------  -----------------

Net income (loss) before taxes                        (43,002)          (210,281)          (216,992)          (200,113)
       Income taxes                                         -                  -                  -                  -
                                            -----------------  -----------------  -----------------  -----------------

 Net income (loss)                          $         (43,002) $        (210,281) $        (216,992) $        (200,113)
                                            =================  =================  =================  =================

Income (loss) per share-basic and diluted   $           (0.01) $           (0.01) $           (0.01) $           (0.01)
                                            =================  =================  =================  =================

Weighted average shares outstanding-
  basic and diluted                                19,569,750         38,560,572         31,095,485         38,494,636
                                            =================  =================  =================  =================


                                      See accompanying notes to financial statements

                                                             5

                                             The Flooring Zone, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                          For the nine month periods ended September 30, 2006 and 2005
                                                   (Unaudited)


                                                                                  9/30/2006             9/30/2005
                                                                               ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $      (216,992)      $      (200,113)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                                                         17,871                32,070
  Decrease (increase) in accounts receivable                                           (13,431)                1,381
  Decrease (increase) in inventories                                                   (72,557)             (242,971)
  Decrease (increase) in prepaid expenses                                                    -                65,571
  Increase (decrease) in accounts payable                                              (42,466)              (17,143)
  Increase (decrease) in accrued liabilities                                            (4,206)                 (295)
  Increase (decrease) in customer deposits                                             (31,694)               18,052
                                                                               ---------------       ---------------
      Net cash used in operating activities                                           (363,475)             (343,448)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                         -                (7,748)
                                                                               ---------------       ---------------
      Net cash used in investing activities                                                  -                (7,748)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowing(payments) on line of credit-related party                                399,200               210,361
Net borrowing(payments) on  long term debt                                             (67,870)             (127,823)
Proceeds from the issuance of common stock (less costs)                                      -               201,593
                                                                               ---------------       ---------------
      Net cash provided by financing activities                                        331,330               284,131
                                                                               ---------------       ---------------

                         NET INCREASE IN CASH                                           32,145               (67,065)

CASH AT BEGINNING OF PERIOD                                                             64,282                90,092
                                                                               ---------------       ---------------

CASH AT END OF PERIOD                                                          $        32,137       $        23,027
                                                                               ===============       ===============

SUPPLEMENTAL DISCLOSURES
 Cash paid for interest                                                        $       143,103       $        58,589
 Cash paid for income taxes                                                                  -                     -


                                         See accompanying notes to financial statements

                                                              6

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006


Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

         Organization-The Flooring Zone, Inc. (the "Company") is a corporation organized under the laws of the State of Nevada on May 5, 2003. The company's business operations provide for full-service retail floor covering products and services.

         Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2006. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the "SEC").

         Stock based compensation- On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. However, for the three and nine months ended June 30, 2006, the Company's results of operations do not reflect any compensation expense because the Company had no new stock options granted under its stock incentive plans during the first nine months of fiscal year 2006 and no previous stock option grants which vested during the first nine months of fiscal year 2006.

         Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the nine months ended September 30, 2005 would have been adjusted to the following pro forma amounts:

                                                                    9/30/2005
                                                              ------------------

         Net income, as reported                                   $ (200,113)

         Compensation cost under fair value-based accounting
           method, net of tax                                               -
                                                              ------------------
         Net income, pro forma                                     $ (200,113)

         Net income per share-basic and diluted:
             As reported                                           $    (0.01)
             Pro forma                                             $    (0.01)

                             The Flooring Zone, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 2   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:


                                                         9/30/06
                                                   ---------------------

                       Flooring material                        303,164
                                                   ---------------------

                                    Total          $            303,164
                                                   =====================

Note 3   GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $2,388,279, and a negative working capital of $1,533,803. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


    Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

Forward-Looking Statements

         Certain statements of our expectations contained herein, including, but not limited to statements regarding sales growth, increases in comparable store sales, commodity price, inflation and deflation, and capital expenditures constitute "forward-looking statements." Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, consumer confidence, our ability to negotiate favorable terms with suppliers, unanticipated weather conditions and the impact of competition. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made.

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

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005.

         During the three months ended September 30, 2006, we realized a net loss of $43,002, or $0.01 per share compared to a net loss of $210,281, or $0.01 per share during the three months ended September 30, 2005.

         Revenues

         We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups - retail customers and contractors. Retail customers generally pay higher prices for product than contractors. Historically, about 60% to 70% of our product sales have been to retail customers. In the current fiscal year we have experienced a shift in our traditional customer mix. To date this year, contractors have accounted for approximately 50% of our product sales. We believe this shift in our customer mix is, at least, partially due to Mr. Carroll taking a more active role in the day-to-day operations of the Company following his appointment as CEO. Mr. Carroll has been involved in the construction industry in Georgia for a number of years and we believe the increase in product sales to contractors has resulted from his relationships within the industry. While we realize smaller margins on products sold to contractors, we believe such decreases in net revenue are being partially offset by decreases in other expenses, including advertising and display costs. Unlike most retail customers, contractors represent routine repeat business. Contractors buy product often and in larger quantities than do retail customers. As our customer mix shifts to a higher percentage of contractor sales we have and may continue to decrease our advertising and display expenses as we decrease our need to constantly drive new retail customers to our stores.

         During the three months ended September 30, 2006 average retail product prices were fairly constant, although prices for supplies such as carpet pad, glue, etc., are approximately 10% higher as compared to the same quarter of 2005. Despite higher retail prices for supplies, overall we realized a 19% decrease in revenue from product sales. This decrease in revenue from product sales in the three months ended September 30, 2006 is primarily the result of the closing of our St. Mary's store. As discussed above, another contributing factor to our decreased revenue from sales is the shift in our customer mix because contractors typically pay lower prices for product than do retail customers. We expect that revenue from product sales will continue to be lower throughout the rest of the 2006 fiscal year as compared to the 2005 fiscal year because of the closing of the St. Mary's store.

         Gross Profit

         Our gross profit is directly affected by our costs of sales. Cost of sales includes all direct costs of floor coverings, materials used in installation and installation labor. As with revenues, our cost of sales and gross profit are directly affected by changes in the percentage of products sold to retail customers versus contractors. It is also affected by fluctuations in the prices we pay for the floor covering products we sell. As discussed above, the prices we can charge contractors are lower than the prices we can charge retail customers therefore our profit margin on product sales to retail customers is greater. Moreover, we often realize profit from providing installation services to retail customers. Contractors, on the other hand, typically use their own subcontractors to install the floor covering products they purchase. These subcontractors provide the materials used in installation and the installation labor.

         Gross profit during the third fiscal quarter of 2006, was $221,748, an 86% increase compared to the third fiscal quarter of 2005. As discussed above, during the three months ended September 30, 2006 we realized a 19% decrease in revenues compared to the three months ended September 30, 2007. During the same time frame, we reduced costs of sales nearly 38%. The decrease in revenue we realized in the current fiscal year was more than offset by the reduction in cost of sales. Cost of sales as a percentage of net revenues decreased from 85% during the third quarter 2005 to 65% during the third quarter 2006. This decrease in cost of sales is attributable to several factors. During the current fiscal year, we have made a conscious effort to hire better subcontractors who install with fewer problems and more efficiently. We have sought to improve our relationships with vendors and to reduce our accounts payable to obtain better pricing for inventory. We have limited the discounts given to customers. Finally, we have realized some reduction in cost of sales resulting from decreasing fuel prices

         General and Administrative Expenses

         General and administrative expenses for the three months ended September 30, 2006, decreased $101,861, or 33% to $208,995 compared to the three months ended September 30, 2005. As a percentage of sales revenue general and administrative expenses decreased to 33% during the quarter ended September 30, 2006, compared to 39% during the quarter ended September, 30, 2005. During the three months ended September 30, 2006 and 2005, general and administrative costs consisted of:

                                                 Three Months Ended
                                     September 30, 2006     September 30, 2005
                                     ------------------     ------------------

Salaries & benefits costs               $     88,858           $    133,803
Advertising & display costs                    2,319                 24,211
Occupancy costs & utilities                   78,294                 84,018
Legal & accounting costs                       5,000                  5,697
Other                                         34,524                 63,127
                                        ------------           ------------
                                        $    208,995           $    310,856
                                        ============           ============

         The 34% reduction in salaries and benefits costs in the three months ended September 30, 2006 compared to the same three month period 2005 is primarily the result of a reduction in our work force. This reduction in our work force resulted from the closing of our St. Mary's store and a reduction in our retails sales and accounts payable departments. In anticipation of expansion, we had hired more retail sales and accounts payable personnel than we needed to operate our current locations. With the decision not to expand at the current time, we laid off several persons. We do not expect significant additional changes salaries and benefits throughout the balance of 2006.

         During the quarter ended September 30, 2006, advertising and display costs decreased by 90% compared to the same period of 2005. As explained above, this decrease is primarily attributable to the closing of our St. Mary's store. We anticipate the advertising and display costs will continue at lower rates during the balance of the 2006 fiscal year as a result of closing of the St. Mary's store and as a result of reduced marketing costs as we focus more attention on product sales to contractors rather than retail buyers

         Occupancy costs and utilities during the second quarter 2006 compared to the same quarter 2005, decreased 7% as a result of the closing of the St. Mary's store. We had an increase in waste services because in previous periods we shared these costs with a neighbor. This arrangement no longer exists. We expect these costs to remain constant in the upcoming quarters.

         Legal and accounting costs remained relatively constant during the three months ended September 30, 2006 and the three months ended September 30, 2005. We anticipate legal and accounting costs to continue at levels consistent with or higher than the third quarter 2006 as we begin to incur legal and accounting costs in connection with our ongoing public reporting obligations.

         Other costs decreased 45% during the quarter ended September 30, 2006 as compared to the quarter ending September 30, 2005 as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant in upcoming quarters.

         Net Income from Operations

         For the reasons discussed above, we realize net income from operations during the three months ended September 30, 2006 of $12,753 compared to a net loss from operations during the three months ended September 30, 2005 of $191,569. We believe that if product sales remain constant or improve and we are able to continue to reduce costs and expenses we will continue to realize net income from operations.

         Interest Expense

         As a result of carrying additional debt due to prior year losses and in an effort to improve its relationships with its vendors and to take advantage of vendor discounts, the Company carried more debt during the quarter ended September 30, 2006 than during the quarter ended September 30, 2005. During the third fiscal quarter 2006, the Company recognized interest expense of $55,755, which represents a 198% increase in interest expense compared to the third fiscal quarter 2005.

         For the nine months ended September 30, 2006 and 2005

         We incurred a net loss of $216,992, or $0.01 per share through the nine months ended September 30, 2006, compared to a net loss of $200,113, or $0.01 per share during the nine months ended September 30, 2005.

         Revenues

         During the first nine months of fiscal 2006 average retail product prices were fairly constant, although we increased prices for supplies such as carpet pad, glue, etc., approximately 10% higher as compared to the same period of 2005. Despite higher retail prices for supplies, overall we have realized a 21% decrease in revenue from product sales. This decrease in revenue from product sales in the first three quarters of 2006 is primarily the result of the closing of our St. Mary's store. As discussed above, another contributing factor to our decreased revenue from sales is the shift in our customer mix because contractors typically pay lower prices for product than do retail customers. We expect that revenue from product sales will continue to be lower throughout the rest of the 2006 fiscal year as compared to the 2005 fiscal year because of the closing of the St. Mary's store.

         Gross Profit

         Gross profit during the first nine months of 2006 was $513,231, 37% lower than the $814,639 gross profits realized during the first nine months of 2005. During the first nine months of 2006, we realized a 21% decrease in net revenue. We also realized a 14% decrease in cost of sales during the first nine months of 2006 compared to the first nine months of 2005. Through the first nine months of fiscal 2006, cost of sales as a percentage of net revenues increased to 75%. By comparison, during the nine months ended September 30, 2005, cost of sales as a percentage of net revenue was 68%. While we have made efforts to control costs in hopes of offsetting some of the reduction in net revenue during the nine months ended September 30, 2006, decreases in cost of sales were insufficient to offset the decrease in net revenue. As discussed above, we have made a conscious effort to hire better subcontractors who install product with fewer problems and more efficiently. We have sought to improve our relationships with vendors and to reduce our accounts payable to obtain better pricing for inventory. We have limited the discounts given to customers, and we have realized some reduction in cost of sales resulting from decreasing fuel prices. We will continue this course of action as we seek to realize a gross profit in future periods.

         General and Administrative Expenses

         General and administrative expenses for the nine months ended September 30, 2006, decreased $364,985, or 38% to $587,175 compared to the nine months ended September 30, 2005, and as a percentage of sales revenue it decreased from 37% during the nine months ended September 30, 2005 to 29% for the nine months ended September 30, 2005. During the nine months ended September 30, 2006 and 2005, general and administrative costs consisted of:

                                                    Nine Months Ended
                                     September 30, 2006     September 30, 2005
                                     ------------------     ------------------
Salaries & benefits costs               $    235,349           $    383,949
Advertising & display costs                   18,325                 73,647
Occupancy costs & utilities                  212,263                235,010
Legal & accounting costs                      29,505                 41,505
Other                                         91,733                218,049
                                        ------------           ------------
                                        $    587,175           $    952,160
                                        ============           ============

         The 39% reduction in salaries and benefits costs in the nine months ended September 30, 2006 compared to 2005 is the result of a reduction in our work force. This reduction in our work force resulted from the closing of our St. Mary's store and a reduction in our retails sales and accounts payable departments. In anticipation of expansion, we had hired more retail sales and accounts payable personnel than we needed to operate our current locations. With the decision not to expand at the current time, we laid off several persons. We do not expect significant additional changes salaries and benefits throughout the balance of 2006.

         During the nine months ended September 30, 2006 we decreased our advertising and display costs by 75% compared to the same period of 2005. As explained above, this decrease is primarily attributable to the closing of our St. Mary's store and a reduction in advertising as our traditional customer mix continues to shift to focus more attention on product sales to contractors rather than retail buyers.

         Occupancy costs and utilities during the nine months ended September 30, 2006 compared to the same period of 2005, decreased by 10%. This decrease was the result of a decrease in occupancy and utility costs as a result of the closing of the St. Mary's store, which decreases were partially offset by increased waste services costs because in previous periods we shared these costs with a neighbor. We expect occupancy and utilities costs to remain relatively constant in the upcoming quarters.

         Legal and accounting costs decreased 29% to $29,505 during the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005. We believe this decrease in legal and accounting costs is more an issue of timing than a reflection of any long-term reduction in legal and accounting costs and we expect legal and accounting costs to continue at levels consistent with or higher than the amounts incurred during the prior fiscal year.

         Other costs decreased 58% to $91,733 during the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 as we continued our efforts to control expenses. We anticipate other costs will to remain fairly consistent with those experienced in the current fiscal year in upcoming quarters.

         Net Loss from Operations

         For the reasons disclosed above, during the nine months ended September 30, 2006 we realized a net loss from operations of $73,944 compared to a net loss of $137,521 during the first nine months of 2005. While we expect net losses to decrease in upcoming quarters, we do expect to continue to realize net losses through the balance of the current fiscal year.

         Interest Expense

         As a result of the Company carrying more debt during the nine months ended September 30, 2006, the Company recognized interest expense of $143,048, which represents a 129% increase in interest expense compared to the nine months ended Septembers 30, 2005.

         Liquidity and Capital Resources

         Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the SB-2 have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $2,388,279, and negative working capital of $1,533,803. These factors raise substantial doubt about our ability to continue as a going concern.

         During the current fiscal quarter we realized net income from operations before interest payments. As noted above, we have also been making changes in operations to reduce expenses and improve our margins. We have been working to obtain additional debt financing to help cover shortfalls in revenue. We may also seek additional equity financing through the sale of our shares as we deem appropriate, although we currently have no commitments for additional equity financing and there is no guarantee that we can obtain equity financing on acceptable terms or at all.

         During the first nine months of 2006 and 2005 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                     Nine Months Ended
                                         September 30, 2006  September 30, 2005
                                         ------------------  ------------------

Net cash used in operating activities         ($363,475)         ($343,448)
Net cash used in investing activities                 -            ($7,748)
Net cash provided by financing activities      $331,330           $284,131
                                               --------           --------

NET INCREASE (DECREASE) IN CASH                $ 32,137           $ 23,027
                                               ========           ========

         As discussed herein, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 product sales decreased leading to a reduction in net income of $16,879, from a net loss of $200,113. In addition to the reduction in cash from operating activities resulting from the net loss of $216,992, we also realized decreases in accounts payable, accrued liabilities and customer deposits and an in increase in accounts receivable. These factors resulted in an increase in net cash used in operating activities of $20,027 during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

         We used $0 net cash in investing activities during the nine months ended September 30, 3006. By comparison, we spent $7,748 to acquire equipment during the first nine months of 2005.

         Net cash provided from financing activities was $331,330 during the nine months ended September 30, 2006 compared to $284,131 during the nine months ended September 30, 2005, a 17% increase. During the current year we have borrowed $399,200 from a related party, through the first nine months of fiscal 2005, we had borrowed $210,361. During the nine months ended September 30, 2006 we repaid $67,870 in long term debt compared to $127,823 during the first nine months of 2005. During the first nine months of 2005 $201,593 of the cash provided from financing activities came from the sale of our equity securities. By contrast, during the nine months ended September 30, 2006, cash flow from financing activities was the result of borrowing on a line of credit extended by a related party.

         At September 30, 2006 and 2005, we had cash on hand of $32,137 and $23,027, respectively.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of September 30, 2006.

                                                              Payments Due by Fiscal Year
Contractual Commitments                Total          2006          2007        2008        2009     Thereafter
----------------------------------------------------------------------------------------------------------------
Related Party Loans                  1,604,925     1,604,925           --          --          --         --
Note Payable-Related Party              71,928        20,555       51,373          --          --         --
Notes Payable                          474,133        22,593       47,344      50,575     353,621         --
Capital Leases                          11,156         2,377        8,819          --          --         --
Operating Leases                       657,160        42,444      149,338     152,170     155,098    158,110
                                    ----------    ----------     --------    --------    --------   --------
         TOTAL                      $2,819,302    $1,692,854     $256,874    $202,745    $508,719   $158,110
                                    ==========    ==========     ========    ========    ========   ========

Off-Balance Sheet Financing Arrangements

         As of September 30, 2006 we had no off-balance sheet financing arrangements.

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

         Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

         There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

                                        THE FLOORING ZONE, INC.



November 13, 2006                        /s/ Michael Carroll
                                        ----------------------------------------
                                        Michael Carroll, Chief Executive Officer



November 13, 2006                        /s/ Michael Carroll
                                        ----------------------------------------
                                        Michael Carroll, Chief Financial Officer