Form 10KSB
period 2006-12-31
Flooring Zone Inc
filed 2007-04-17
CIK 1289636

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 333-119234

THE FLOORING ZONE, INC.

(Name of Small Business Issuer in its charter)

NEVADA	20-0019425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3219 Glynn Avenue, Brunswick, Georgia	31520
(Address of principal executive Offices)	(Zip Code)

Issuer’s telephone number: (912) 264-0505

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Check if the Issuer is a shell company. (As defined in Rule 12b-2 of the Exchange Act)	☐

The issuer’s revenue for its most recent fiscal year was: $2,325,666.

The aggregate market value of the issuer’s voting stock held as of March 30, 2007 by non-affiliates of the issuer, based on the price at which the shares were sold, was approximately: $721,725.

As of March 30, 2007, the issuer had 19,569,750 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.	Yes ☐	No ☒

Documents incorporated by reference: none

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to implement new technologies and processes, our ability to attract, train, and retain highly-qualified associates, unanticipated weather conditions and the impact of competition and regulatory and litigation matters, statements regarding sales growth, increases in comparable store sales, commodity price inflation and deflation, and capital expenditures. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made.

Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.

ITEM 1. DESCRIPTION OF BUSINESS

We filed our Articles of Incorporation on May 5, 2003. On May 13, 2003, pursuant to a Share Exchange Agreement, we acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc., in exchange for 38,125,000 shares of our common stock. The Flooring Zone of Georgia, Inc., was founded in 2000, and had been operating in the retail floorcovering industry since its inception. We currently own and operate one retail flooring store located in southern Georgia. Our executive offices are located in our Georgia store located at 3219 Glynn Avenue, Brunswick, Georgia 31520. Our telephone number at that location is (912) 264-0505.

Retail Floorcovering Industry

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

History of The Flooring Zone

Early Development. Our subsidiary, The Flooring Zone of Georgia, Inc., was founded in June 2000 with the strategy of developing a full service floorcovering retail operation. Through our subsidiary we initiated our present strategy of providing low-cost product sourcing and advanced specialty retailing capabilities. We have focused on establishing relationships with leading carpet suppliers to negotiate favorable purchasing terms. In addition, we seek to develop product mix, distribution, merchandising, advertising, and promotion, sales training and store operations strategies and resources designed to increase store sales volume and profitability.

Like most small independent floorcovering retailers we face distinct competitive disadvantages and challenges, including limited purchasing power for products and services, lack of consumer product knowledge, and ineffective asset management, merchandising, selling and store-management techniques. We are significantly smaller than the larger floorcovering retailers who may enjoy better economies of scale. We attempt to compensate for this by providing, quality customer service and a personal touch, which can be lost when dealing with the larger floorcovering retailers.

Our operating strategies are designed to capitalize on competitive advantages available to the smaller retailer, such as providing excellent customer services and involvement in the local community, while attempting to develop and maintain advantageous buying power and implement professional retailing practices.

Business Strategy

The principal elements of our business strategy are as follows:

Full-service Retail Formats. A central aspect of our business strategy is the development of a retail format that targets a specific segment of the floorcovering market. Our floorcovering stores offer customers a full range of floorcovering products directly and floorcovering services, including ordering, measuring, delivery and installation through third parties. Our stores typically offer discount floorcovering products held in inventory at the store. We maintain relationships with several floorcovering installers who can provide installation services to our customers. We hope to target both the customer primarily concerned with product selection, quality and customer service, and the customer primarily concerned with price.

Purchasing. We strive to obtain competitive pricing, delivery terms and merchandising programs through good working relationships with floorcovering manufacturers.

Enjoyable Shopping Experience. We are committed to making shopping for floorcovering products a pleasant experience through the employment of well-trained, knowledgeable and courteous sales associates.

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

Growth Strategy. We do not anticipate expanding our store locations until such time as cash flow from operations and market conditions so justify.

Opening of New Stores. If and when we expand, we intend to expand within our existing markets or into contiguous new markets and will attempt to cluster our stores within a market in order to achieve management and operating efficiencies and to enhance our name recognition.

Company Operations

We provide our retail floorcovering stores with products, services and trained personnel that we believe are top quality. Our resources include purchasing and distribution, merchandising, advertising and promotion, management and sales training and management information systems, as described below.

Purchasing and Distribution. We seek to purchase high-quality products and services at competitive prices. A substantial portion of the floorcovering products purchased by or through our Company are shipped directly by the supplier to our retail store or our warehouse. Our store generally maintains minimal inventory, which predominantly consists of product samples. Our warehouse allows us to make opportunistic purchases from carpet mills at substantially discounted prices. We are also able to offer special purchases to customers, including purchases of mill drops (discontinued lines) and excess mill inventory that are occasionally made available to us at discounted prices. We also make available on an ongoing basis remnant packages and short roll packages which can be as small as 10 and as large as 1,000 remnants at a time. Our ability to purchase and inventory private-label products and specials in our warehouse creates the opportunity for increased revenues and margins and lower pricing to the customer. We have relationships with many vendors within the industry. While we have preferred vendors from whom we purchase a majority of our products, because of our numerous relationships within the industry, we do not believe that we are dependent upon any one vendor for product purchases. Nor do we believe that the loss of any single vendor would have a long-term material adverse effect on our operating results or financial position.

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

Advertising and Promotion. We believe advertising and promotion are important to our success. Therefore, we budget a percentage of revenues for advertising campaigns. These campaigns include radio, print and direct mail promotions. To promote our products we also offer our low price guarantee – If you find a local competitor selling your new first quality carpet for less money we will double the difference. We also hold one day “Private Sales” events at each of our retail stores twice a year. Our Private Sales events are conducted by direct mail invitation with coordinated manufacturer’s participation.

Management and Sales Training. Our training program focuses on developing professional sales and leadership skills and team building concepts. Our training methodology incorporates a turnkey training and diagnostics system that provides our retail store with competent and skilled professional personnel.

In addition, our management has ongoing training to keep our employees informed about the latest floorcovering information such as new technology, new products, merchandising, available specials and design trends.

Management Information Systems. Our store utilizes a point-of-sale software system for tracking consumer demographics and purchasing patterns and other data to integrate store operations into a central information system we spent several years developing in-house.

Credit. Through a national bank we offer consumer credit packages.

Store Operations

Retail Operations. We generate revenue through sales of floorcovering products to consumers and other customers. Our store caters primarily to consumers seeking a variety of high-quality products and customer service. Consumers make purchase selections from floor samples, and the order is usually delivered from our local warehouse or hub, or direct from the manufacturer. We have established relationships with several local contractors to subcontract installation. Our store is supported by the full range of services provided by manufacturers, including merchandising and sales promotion programs, high quality advertising, our own integrated information systems, and professionally trained management and sales personnel. Our customers include homeowners, designers, homebuilders and commercial contractors. We are not dependent on one or a few major customers. Our stores compete with other independent retailers, industry franchisees and a small number of national chains, including The Home Depot.

We believe that the Flooring Zone concept utilized in our store is visually appealing and provides an enjoyable shopping experience for our customers. Our layout is professionally designed to include eye-catching signage, bright lighting, a conferencing area and departmentalized product displays. We use floor samples to display the full range of our available products, with separate areas dedicated to carpet, area rugs, hardwood flooring, vinyl flooring and ceramic tiles.

Competition

We compete with other floorcovering retailers in our market area. Competition in the retail floorcovering market is intense due to the significant number of retailers in operation. In addition, large retailers have entered the market and provide significant competition, including Home Depot, Inc.

Trademarks, Service Marks, Trade Names and Commercial Symbols

We have registered marks with the U.S. Trademark Office including: “The Flooring Zone” and “Save A Comma.” At this time, we know of no infringing uses that could materially affect the use of our service marks, logos or slogans in any state in which stores are or are proposed to be located. We are not the owner or licensee of any patents or copyrights.

Employees

As of the date of this report we employ five persons on a full-time basis, including three persons at our retail operation and two persons at our corporate office. No employee is a party to any collective bargaining agreement. We believe we have satisfactory relations with our employees. We do not anticipate the need to hire additional personnel at this time. To date our operations have not been interrupted by strikes or work stoppages. We have managed to maintain turnover of our work force at a low level. With the ongoing labor market monitoring, we believe that future new labor requirements can be satisfied and there is no significant risk of labor shortage.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices, retail store and warehouse are located in leased office space located at 3219 Glynn Avenue, Brunswick, Georgia 31520. We believe this space will be adequate for our needs through the term of our existing lease, which expires December 31, 2012. Our lease payment during 2007 is approximately $7,650 per month.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position. However, an unfavorable outcome in these claims could result in a possible judgment against us of as much as $10,000. Together with our legal counsel, we have determined that there is a possibility of loss in these legal proceedings, but consider such losses to be possible and not probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

OF SECURITIES HOLDERS

No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On April 12, 2007 we were notified that the NASD had approved our common stock for trading on the Over-the-Counter Bulletin Board. We have been assigned the symbol “FZON.” Prior to April 12, 2007 our securities were not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. Our shareholders may, therefore, find it difficult to resell their securities. Furthermore, our shares are not marginable and it is unlikely that a lending institution would accept our common stock as collateral for a loan.

During the quarter ended December 31, 2006 we sold no shares that were not registered under the Securities Act of 1933.

Of our 19,569,750 common shares currently outstanding, 143,450 are free-trading the balance of the shares have been held for more than one year and would be eligible for resale in compliance with the provisions of Rule 144, subject to the volume and other limitations of Rule 144.

As of March 30, 2007, we had 107 shareholders of record.

Dividends

We have not declared a cash dividend on any class of common equity in the last three fiscal years. There are no restrictions on our ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. Our board of directors does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations.

Repurchases of Equity Securities

During the quarter ended December 31, 2006, we did not repurchase any of our equity securities.

Securities for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	-0-	$0.00	455,000
Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	-0-	$0.00	455,000

On May 13, 2003 we adopted The Flooring Zone, Inc., 2003 Stock Incentive Plan (the “Plan”). The Plan allow us to grant options to our key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price to be determined by the Stock Option Committee of the board at the time of grant.

On June 18, 2003 we granted options under the Plan to 26 employees to purchase an aggregate of 45,000 shares of our common stock at an exercise price of $1.25. The options vested immediately and expired on June 18, 2005. Between June 20, 2003 and September 30, 2003 all of the options were exercised.

There are currently no options, warrants or rights outstanding under the Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during our fiscal years ended December 31, 2006 and 2005. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this annual report.

Going Concern

The Report of Independent Registered Public Accounting Firm contains an opinion that we will need additional working capital to service our debt and fund our planned activities, which raises substantial doubt about our ability to continue as a going concern. We have not generated sufficient revenue from operations to meet our operating expenses, have accumulated a deficit of $3,002,667 since inception and have a negative working capital of $1,219,346. This raises substantial doubt about our ability to continue as a going concern. To continue operations, we will need to obtain additional funding. This funding may be sought by means of private equity or debt financing. We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that we will be successful in obtaining additional funding on attractive terms or at all. If we are unsuccessful in obtaining additional funding, we may be unable to continue operations as we have insufficient working capital necessary to meet its expenses and service our debt.

Results of Operations

Our business plan when we commenced operations was to build a network of company-owned retail stores throughout the southeastern United States beginning in Georgia and Florida and spreading from the smaller markets where our existing stores were located into larger, more profitable markets. Based on that business model, we spent a great deal of time and effort developing infrastructure and personnel to support a much larger network of stores than we had at the time. We had planned to fund the first phase of our expansion into several larger markets through a public offering of our equity securities. We undertook this public offering during 2005. The public offering, which closed in September 2005, however, did not provide sufficient funds to implement our business plan. As a result, during the latter part of 2005 and throughout 2006 we have undertaken various measures to consolidate our operations and to reduce redundant staffing and unnecessary infrastructure in an effort to control costs, decrease losses and move the Company toward profitability. While these efforts have led to decreased sales volumes and revenue during fiscal 2006 we have also realized decreases in expenses and net loss, and but for the cancellation of 19,000,000 shares outstanding common stock during 2006, we would have realized a smaller net loss per share during the 2006 fiscal year than we did during fiscal 2005.

Revenues

We generate revenue primarily from the sale of flooring products. We sell flooring products to two groups – retail customers and contractors. Retail customers generally pay higher prices for product than contractors. Historically, about 60% to 70% of our product sales have been to retail customers. During 2006 we experienced a shift in our traditional customer mix. During 2006 contractors accounted for approximately 50% of our product sales. We believe this shift in our customer mix is, at least, partially due to Mr. Carroll taking a more active role in the day-to-day operations of the Company following his appointment as CEO. Mr. Carroll has been involved in the construction industry in Georgia for a number of years and we believe the increase in product sales to contractors has resulted from his relationships within the industry. While we realize smaller margins on products sold to contractors, we believe such decreases in net revenue are being at least partially offset by decreases in other expenses, including advertising and display costs. Unlike most retail customers, contractors represent routine repeat business. Contractors buy product often and in larger quantities than do retail customers. As our customer mix shifts to a higher percentage of contractor sales we have and may continue to decrease our advertising and display expenses as we decrease our need to constantly drive new retail customers to our store.

During the 2006 fiscal year average retail product prices were fairly constant, although we increased prices for supplies such as carpet pad, glue, etc., approximately 10% as compared to fiscal 2005. Despite higher retail prices for supplies, overall we realized a 24% decrease in revenue from product sales. This reduction in revenue from product sales during fiscal 2006 is the result of selling less product, partly as a result of the closing of our St. Mary’s store. Also, during November 2006, we closed our store in Yulee, Florida. This also contributed to the reduction in sales volume during 2006. As discussed above, another contributing factor to our decreased revenue from sales is the shift in our customer mix because contractors typically pay lower prices for product than do retail customers.

As a result of the closing of our Yulee store in November 2006, we anticipate that sales volume and correspondingly revenue will be lower in 2007 than in 2006. We closed the Yulee store because it was under-performing. While the closing of the Yulee store will result in lower revenue, we believe we will realize a significant decrease in expenses that will more than offset the lost revenue.

Gross Profit

Our gross profit is directly affected by our cost of sales. Cost of sales includes all direct costs of floor coverings and materials used in installation. Our cost of sales and gross profits are directly affected by changes in the percentage of products sold to retail customers versus contractors. The prices we can charge contractors are lower than the prices we can charge retail customers, therefore, our profit margin on product sales to retail customers is greater. Moreover, we typically also realize profit from the sale of materials used in installation. Contractors typically use their own subcontractors to install the floor covering products they purchase. Some subcontractors will provide their own materials for installation rather than purchase it from us.

Cost of sales during fiscal 2006 was 23% lower than during fiscal 2005. This decrease in cost of sales corresponds to the 24% decrease in net revenues from sales. As a percentage of net revenues, cost of sales was 91% during 2006, which was virtually unchanged from 2005.

At the end of the 2006 fiscal year and to begin the 2007 fiscal year we took several steps to decrease our cost of sales as a percentage of revenue and to hopefully improve our margins. We have negotiated agreements with several new vendors to supply our hardwood and tile needs. Under these agreements will be able to purchase hardwood and tile products at lower cost that we were paying during 2006. We also increased our retail prices to our customers for most flooring products by an average of 10%. We believe these steps should lead to improved gross margins on product sales.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2006, decreased $496,615, or 36% to $872,882 compared to the year ended December 31, 2005, and as a percentage of sales revenue decreased from 45% during the year ended December 31, 2005, to 38% during the year ended December 31, 2006. During the twelve months ended December 31, 2006 and 2005, general and administrative costs consisted of:

	Year ended
	December 31, 2006	December 31, 2005
Salaries & benefits costs	$ 391,047	$ 576,802
Advertising & display costs	22,057	86,807
Occupancy costs & utilities	259,155	356,053
Legal & accounting costs	58,286	79,385
Other	142,337	270,450
Total	$ 872,882	$ 1,369,497

The 33% reduction in salaries and benefits costs during 2006 is the result of a reduction in our work force from the closing of our St. Mary’s store, as well as reductions in our retail sales, installation and accounts payable departments. As discussed above, in anticipation of expansion, we had hired more retail sales and accounts payable personnel than we needed to operate our current locations. With the decision not to expand at the current time, we laid off several persons. At this time we do not anticipate additional reductions to our workforce. Nor do we anticipate an increase in our workforce until such time as revenue from operations, need and market conditions justifies expansion of our operations. We anticipate, however that salaries and benefits costs will be lower in fiscal 2007 as a result of closing our Yulee store.

During the year ended December 31, 2006, we decreased our advertising and display costs by 75% compared to the same period of 2005. As explained above, this decrease is primarily attributable to the closing of our St. Mary’s store. We anticipate with the closing of our Yulee store in November 2006, and our increased focus on product sales to contractors, that our advertising and display costs will continue to be lower in 2007.

Occupancy costs and utilities during the year ended December 31, 2006, compared to the same period of 2005, decreased 27% as a result of closing our St. Mary’s store. With the closing of our Yulee store, we anticipate occupancy costs and utilities will be even lower in 2007.

Legal and accounting costs decreased 27% during the year ended December 31, 2006 compared to the year ended December 31, 2005. In connection with our public offering during 2005 we experienced higher legal costs. We expect legal and accounting expenses to increase in the 2007 fiscal year.

Other costs decreased 47% during the 2006 fiscal year as compared to the 2005 fiscal year as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant in fiscal 2007.

Net Loss from Operations

For the reasons discussed above, we realized a net loss from operations during the twelve months ended December 31, 2006 of $643,871 compared to a net loss from operations during the twelve months ended December 31, 2005 of $1,103,828. We believe that if product sales remain constant or improve and we are able to continue to reduce costs and expenses we will continue to reduce net losses from operations as we work to achieve profitability.

Interest Expense

As a result of our unsuccessful public offering, we have had to finance cash flow shortfalls through borrowing and lines of credit. This resulted in the Company carrying more debt in 2006 than in 2005. During fiscal 2006 we recognized interest expense of $187,509, which represents a 100% increase in interest expense compared to 2005.

Net Loss

Our net loss in fiscal 2006 was $831,380 compared to $1,197,754 in fiscal 2005. As discussed above, this decrease in net loss is primarily the result of decreased product sales even in the presence of a decrease in the costs of goods sold and general and administrative expenses in 2006 compared to 2005.

Liquidity and Capital Resources

Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the SB-2 have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $3,002,667, and negative working capital of $1,219,346. These factors raise substantial doubt about our ability to continue as a going concern.

We have been working to obtain additional debt financing to cover the shortfalls in revenue and to allow us to begin purchasing inventory at a discount. As noted above, we have also been making changes in operations to reduce expenses. We may also seek additional equity financing through the sale of our shares, although we currently have no commitments for additional equity financing and there is no guarantee that we can obtain equity financing on acceptable terms or at all. As noted above, these factors raise substantial doubt about our ability to continue as a going concern.

During fiscal 2006 and 2005 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Fiscal 2006	Fiscal 2005

Net cash used in operating activities	$ (777,847)	$ (1,227,371)
Net cash from investing activities	$ 45,020	$ (7,748)
Net cash provided by financing activities	$ 694,025	$ 1,209,309

NET INCREASE/(DECREASE) IN CASH	$ (38,802)	$ (25,810)

As discussed herein, during fiscal 2006 compared to fiscal 2005, product sales, cost of sales and general and administrative expenses decreased leading to a decrease in net loss of $366,374 to $831,380. In addition to the reduction in cash from operating activities resulting from the net loss, we also realized decreases in accounts payable and customer deposits. These decreases were partially offset by decreases in inventory and accounts receivable as we made a conscious effort to reduce amounts owed to vendors in an effort to improve our relations and hopefully the pricing we receive from the vendors we work with.

During fiscal 2006, we received $74,813 from the sale of the assets of our Yulee store. We engaged in no similar sale of assets during 2005. During 2006 we purchased additional equipment for $29,793. By comparison in 2005, we purchased $7,748 worth of equipment for our stores. As a result, investing activities provided $45,020 to the Company, by comparison in 2005, we used $7,448 in investing activities.

Net cash provided from financing activities was $694,025 during the twelve months ended December 31, 2006 compared to $1,209,309 during the twelve months ended December 31, 2005. During the 2006 fiscal year we repaid $305,725 on a line of credit with a related party and $347,861 in long-term debt. By comparison in 2005 we borrowed $1,178,725 on the line of credit from a related party and made payments on long-term debt totaling $251,516. It is important to note that during fiscal 2005 we also realized cash from financing activities of $282,100 from the public offering of our equity securities. By contrast, during fiscal 2006, we borrowed $1,347,611 in long-term debt.

At December 31, 2006 and 2005, we had cash on hand of $25,480 and $64,282, respectively.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2006.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Lines of Credit-Related Party	$ 900,000	$ 900,000	$ -0-	$ -0-	$ -0-
Notes Payable – Related Party	1,061,714	14,222	29,612	32,900	984,980
Long-term Debt	551,967	266,334	285,633	-0-	-0-
Operating leases	487,596	91,841	192,030	203,725	-0-
Total	$3,001,277	$1,272,397	$ 507,275	$ 236,625	$ 984,980

Off-Balance Sheet Financing Arrangements

As of December 31, 2006 and 2005, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

Revenue Recognition

We recognize revenue according to Staff Accounting Bulletin 104, Revenue Recognition which clarifies U.S. generally accepted accounting principles for revenue transactions. Accordingly, revenue is recognized when an order has been received, the price is fixed and determinable, the order is shipped and installed, collection is reasonably assured and we have no significant obligations remaining. Licensing fees are royalties paid to us for licensing the use of the name The Flooring Zone. The royalties range from 1-2% of the licensee’s commercial sales volume.

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

Vendor Funds

We receive funds from vendors in the normal course of business for purchase-volume-related rebates. Our accounting treatment for these vendor-provided funds is consistent with Emerging Issues Task Force (EITF) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor.” Under EITF 02-16, purchase volume rebates should be treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor’s product. The purchase volume rebates that we receive do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, they are treated as a reduction in the cost of inventory and we recognize these funds as a reduction of cost of sales when the inventory is sold.

Recently Issued Financial Accounting Standards

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record those in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus has been applied to new arrangements entered into and modifications or renewals of existing agreements, beginning in the second quarter of 2006. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. The Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108 regarding the effects of prior year misstatements in considering current year misstatements for the purpose of a materiality assessment. The opinion in SAB 108 is that in the case of en error that has occurred and been immaterial in a number of previous years, the cumulative effect should be considered in assessing the materiality of the error in the current year. If the cumulative effect of the error is material, then the current year statements, as well as prior year statements should be restated. In the case of restated prior year statements, previously filed reports do not need to be amended, if the error was considered immaterial to previous year’s financial statements. However the statements should be amended the next time they are filed. The effects of this guidance should be applied cumulatively to fiscal years ending after November 15, 2006. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In June 2006, the FASB issued interpretation no 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. Recognition of a tax position should be based on whether it is more likely than not that a tax position will be sustained. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) that provides a tax deduction on qualified production activities. Accordingly FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. The Company will comply with the provisions of FSP 109-1 effective January 1, 2005, and does not believe that the adoption of this FASB Staff Position will have a material impact on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Flooring Zone, Inc.

Report of Independent Registered Public Accounting Firm
And
Consolidated Financial Statements

December 31, 2006

The Flooring Zone, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The Flooring Zone, Inc.

We have audited the accompanying consolidated balance sheet of The Flooring Zone, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Flooring Zone, Inc. and subsidiary as of December 31, 2006 and the results of operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Flooring Zone, Inc. will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has accumulated losses from operations and a deficit in working capital. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds

Salt Lake City, Utah

March 18, 2007

                                                                       The Flooring Zone, Inc.

Consolidated Balance Sheet
December 31, 2006

ASSETS

Current assets:
Cash	$ 25,480
Accounts receivable, net of allowance of $38,037	53,575
Inventory-Notes 1 & 3	156,261

Total current assets	235,316

Property & equipment, net - Notes 1 & 2	185,696

Other assets:
Intangible assets, net of accumulated amortization of $3,393	4,904
Deposits	6,031
Total other assets	10,935

TOTAL ASSETS	$ 431,947

See accompanying notes to financial statements

                                                                           The Flooring Zone, Inc.

Consolidated Balance Sheet [continued]
December 31, 2006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 224,373
Line of credit-related party-Note 7	900,000
Customer deposits	32,727
Accrued liabilities	17,006
Current portion long-term debt - Note 8	280,556
Total current liabilities	1,454,662
Long-term liabilities:-Note 8
Note payable-related party	1,061,714
Long-term debt	551,967
Current portion long-term debt	(280,556)
Total long-term liabilities	1,333,125
Total liabilities	2,787,787
Stockholders’ deficit:-Note 5
Preferred Stock, 10,000,000 shares authorized $.001 par
value: No shares issued and outstanding	-
Common stock, 100,000,000 shares authorized $.001 par
value; 19,569,750 shares issued and outstanding	19,570
Additional paid in capital	627,257
Accumulated deficit	(3,002,667)
Total stockholders deficit	(2,355,840)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$ 431,947

See accompanying notes to financial statements

The Flooring Zone, Inc.

Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005
Revenues:	2006	2005
Sales Sales-Related party-Note 7	$ 2,038,427 287,239	$ 2,862,838 178,514
Licensing Fees	-	2,500
Net revenues	2,325,666	3,043,852
Less cost of sales	2,124,402	2,759,516
Gross profit	201,264	284,336
General and administrative expenses	872,882	1,369,497
Gain (loss) on sale of assets	(27,747)	18,667
Net income (loss) from operations	(643,871)	(1,103,828)
Other income/(expense)
Interest expense	(187,509)	(93,926)
Total other income/(expense)	(187,509)	(93,926)
Net income (loss) before taxes	(831,380)	(1,197,754)
Income taxes	-	-
Net income (loss)	$ (831,380)	$ (1,197,754)

Net Loss per share-basic and diluted	$ (0.03)	$ (0.03)

Weighted average shares outstanding-basic and diluted	28,182,387	38,499,110

See accompanying notes to financial statements

                                                                        The Flooring Zone, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2006 and 2005

	Shares Issued	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders= Deficit
Balance, January 1, 2005	38,428,700	$ 38,429	$ 403,805	$ (973,533)	$ (531,299)
Stock issuance costs			(77,507)		(77,507)
Shares issued for cash at $2.00/share	141,050	141	281,959		282,100
Net loss for year ended December 31, 2005				(1,197,754)	(1,197,754)
Balance, December 31, 2005	38,569,750	38,570	608,257	(2,171,287)	(1,524,460)
Cancellation of Shares	(19,000,000)	(19,000)	19,000		-
Net loss for year ended December 31, 2006				(831,380)	(831,380)
Balance, December 31, 2006	19,569,750	$ 19,570	$ 627,257	$ (3,002,667)	$ (2,355,840)

See accompanying notes to financial statements

The Flooring Zone, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(831,380)	$(1,197,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,119	42,706
(Gain) loss of asset disposal	(27,746)	18,667
Decrease (increase) in accounts receivable	75,633	19,453
Decrease (increase) in inventories	74,346	72,567
Decrease (increase) in prepaid expenses	4,230	(2,230)
Increase (decrease) in accounts payable	(73,101)	(220,085)
Increase (decrease) in accrued liabilities	1,385	1,057
Increase (decrease) in customer deposits	(41,333)	38,248
Net cash used in operating activities	(777,847)	(1,227,371)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29,793)	(7,748)
Proceeds from sale of assets	74,813	-
Net cash from investing activities	45,020	(7,748)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (payments) on line of credit-related party	(305,725)	1,178,725
Proceeds from borrowing on long term debt	1,347,611
Payments on long term debt	(347,861)	(251,516)
Proceeds from the issuance of common stock	-	282,100
Net cash provided by financing activities	694,025	1,209,309
NET INCREASE (DECREASE) IN CASH	(38,802)	(25,810)
CASH AT BEGINNING OF YEAR	64,282	90,092
CASH AT END OF YEAR	$25,480	$64,282

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$178,607	$83,760
Cash paid for income taxes	-	-

See accompanying notes to financial statements

The Flooring Zone, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

Note 1                   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization-The Flooring Zone, Inc. (the Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. On May 13, 2003 pursuant to a Share Exchange Agreement, the Company acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc (the Georgia Company), a Georgia corporation, in exchange for 38,125,000 shares of common stock of the Company. In 2006, the Company cancelled 19,000,000 shares of its common stock. The Company’s business operations provide for full-service retail floor covering products and services.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

Principles of Consolidation- The accompanying consolidated financial statements include the accounts of The Flooring Zone, Inc. and its wholly owned subsidiary, The Flooring Zone of Georgia, Inc. All significant intercompany balances and transactions are eliminated.

Revenue Recognition- The Company recognizes revenue according to Staff Accounting Bulletin 104, Revenue Recognition which clarifies U.S. generally accepted accounting principles for revenue transactions. Accordingly, revenue is recognized when an order has been received, the price is fixed and determinable, the order is shipped and installed, collection is reasonably assured and the Company has no significant obligations remaining. Licensing fees are royalties paid to the Company for licensing the use of the name The Flooring Zone. The royalties range from 1-2% of the licensee’s commercial sales volume.

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

Bad debt and allowance for doubtful accounts- The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management’s evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables.

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

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 1                   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - [continued]

Property and Equipment- Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. The following is a summary of the estimated useful lives and depreciation methods used in computing depreciation expense:

Asset	Depreciation Method	Estimated useful life
Equipment	Straight-line	5-10 years
Furniture and fixtures	Straight-line	10-15 years
Vehicles	Straight-line	10 years
Leasehold improvements	Straight-line	10 years
Displays	Replacement	N/A

Intangible Assets- Intangible assets include trademarks that have been registered with the United States Patent and Trademarks office. Intangible assets also include the closing costs for refinancing a portion of the Company’s debt with a bank. The costs of obtaining trademarks and closing costs are capitalized as incurred and are amortized over their estimated useful lives of fifteen years and five years, respectively, using the straight-line method. Amortization expense for the years ended December 31, 2006 and 2005 were $1,014 and $1,014, respectively. Amortization expense for the next five year is expected to be as follows:

Year	Amount
2007	$1,014
2008	1,014
2009	726
2010	323
2011	323

Income Taxes- In July 2000 the Company elected to be taxed as an S Corporation under the Internal Revenue Service Code. Accordingly, under such an election, the Company’s taxable income was reported by the individual shareholders. In 2003 the Company cancelled its election to be taxed as an S Corporation and therefore applies the provisions of Statement of Financial Accounting Standards(SFAS) No. 109, Accounting for Income Taxes which requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 1                ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - [continued]

Net Loss Per Common share- In accordance with SFAS No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. At December 31, 2006 there are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

Stock based compensation- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006 for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value. Prior to January 1, 2006 the Company accounted for employee stock option grants using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company also complied with the disclosure option of SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and included disclosures of pro forma information in its footnotes to the consolidated financial statements. Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. As the Company issued no stock options and none vested during the year the impact of adopting SFAS No. 123(R) resulted in no additional compensation expense in 2006.

The following table illustrates the previously disclosed proforma effects on net income and net income per share for the year ended December 31, 2005 if the Company had accounted for its stock option plans under the fair value method of accounting under SFAS No. 123(R).

2005
Net loss, as reported	$ (1,197,754)
Compensation cost under fair value-based accounting method, net of tax	-
Net loss, pro forma	(1,197,754)
Net loss per share-basic and diluted:
As reported	$ (0.03)
Pro forma	$ (0.03)

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

[continued]

Advertising Costs- Advertising costs of the Company are charged to expense as incurred. Advertising expense amounted to $22,057 and $79,790 in 2006 and 2005, respectively.

Recently Issued Financial Accounting Standards— In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record those in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus has been applied to new arrangements entered into and modifications or renewals of existing agreements, beginning in the second quarter of 2006. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

[continued]

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. The Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108 regarding the effects of prior year misstatements in considering current year misstatements for the purpose of a materiality assessment. The opinion in SAB 108 is that in the case of en error that has occurred and been immaterial in a number of previous years, the cumulative effect should be considered in assessing the materiality of the error in the current year. If the cumulative effect of the error is material, then the current year statements, as well as prior year statements should be restated. In the case of restated prior year statements, previously filed reports do not need to be amended, if the error was considered immaterial to previous year’s financial statements. However the statements should be amended the next time they are filed. The effects of this guidance should be applied cumulatively to fiscal years ending after November 15, 2006. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In June 2006, the FASB issued interpretation no 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. Recognition of a tax position should be based on whether it is more likely than not that a tax position will be sustained. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

Note 2	PROPERTY AND EQUIPMENT

The major categories of property and equipment are as follows:

12/31/2006
Equipment	$ 154,310
Furniture and fixtures	17,749
Vehicles	20,127
Leasehold improvements	93,543
Displays	71,899
Accumulated depreciation	(171,932)
Net property and equipment	$ 185,696

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 2	PROPERTY AND EQUIPMENT-[continued]

Included in equipment are assets totaling $9,125, which are financed by capital lease. Related amortization is included in accumulated depreciation. Depreciation expense was $39,105 in 2006 and $41,692 in 2005.

Note 3	INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

12/31/06
Flooring material	156,261
Total	$ 156,261

Note 4	INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2026. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Description	NOL Balance	Tax	Rate
Federal Income Tax	$2,488,783	$846,186	34%
Georgia State Income Tax	2,488,783	149,327	6%
Valuation allowance		(995,513)
Deferred tax asset 12/31/2006		$ 0

The allowance has increased $332,552 from $662,961 as of December 31, 2005.

Note 5	COMMON STOCK/PREFERRED STOCK

The Company’s preferred stock may be issued from time to time in one or more series. The Board of Directors are to establish by resolution(s) the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2006 no shares of preferred stock have been issued by the Company.

The Company’s SB-2 Registration statement filed with the Securities and Exchange Commission became effective in January 2005. In 2005, the Company had raised $282,100 and issued 141,050 shares of its common stock.

In November 2005, Jimmy Lee resigned as the Company’s President, CEO and director. Mr. Lee returned his 19,000,000 shares of the Company’s common stock. In return the Company agreed to remove his name from all debt and personal guarantees. In June 2006 the Company did remove Mr. Lee’s name from all debt of the Company and canceled the stock certificates.

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 6	STOCK OPTION PLAN

On May 13, 2003 the Company’s Board of Directors adopted the Company’s 2003 Stock Incentive Plan (The Plan). The Plan grants options to its key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price determined by the Stock Option Committee of the board at the time of grant. The options fully vest upon the date of grant.

Changes in stock options for the year ended December 31, 2006 and 2005 is as follows:

2006:	Shares	Weighted Average Exercise Price
Granted	0	$ 0.00
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding @ December 31	0	0.00
Exercisable	0	0.00

Weighted average fair value of options granted during year	$ 0.00
Weighted average fair value of shares issued under Stock Incentive Plan	$ 0.00

2005:	Shares	Weighted Average Exercise Price
Granted	0	$ 0.00
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding @ December 31	0	0.00
Exercisable	0	0.00
Weighted average fair value of options granted during year	$ 0.00
Weighted average fair value of shares issued under Stock Incentive Plan	$ 0.00

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 7	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003 the Company obtained a line of credit with a shareholder and his related companies for the purpose of meeting cash flow needs. The interest rate on the line of credit is prime plus 1%. As of December 31, 2006 and 2005, the outstanding balances on this line were $900,000 and $1,205,725, respectively all maturing within twelve (12) months. During the years ended December 31, 2006 and 2005 the Company had sales to two entities owned by the Company’s President and C.E.O. amounting to $287,239 and $178,514, respectively.

Note 8	LONG-TERM DEBT

The following is a summary of the Company’s indebtedness as of December 31, 2006:

Note payable to a bank with interest at 6.50% due in monthly installments of $1,471.29 through October 2009, secured by Company equipment and property owned by the Company’s president.	$167,344
Note payable to a shareholder with interest at 6.875% due in monthly installments of $7,155.73 through November 2036, unsecured.	1,061,714

Lease payable to Dell Financial with interest at 17.06% due in monthly installments of $1069.63 through August 2007, secured by equipment.

Notes payable with individual, paying interest only, maturing in September, 2007, secured with a personal guaranty by the president.

Note payable with vendor with interest at 10.25% due in monthly installments of $9,927.96 maturing November 2008, secured by inventory and personal guaranty by the president.

8,035 146,612 229,976
Total	$1,613,681

Maturities of debt are as follows:

Year Ending December 31:	Amount
2007	$280,556
2008	150,036
2009	169,309
2010	17,564
Thereafter	996,216
$1,613,681

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 9	LEASES

The Company has an operating lease with an unrelated party for its retail store, warehouse and office facilities. The lease expires in 2012. During the year ended December 31, 2006, and 2005 the Company paid lease payments in the amount of $189,377 and $238,165, respectively. In 2005, the Company leased additional office space totaling $14,400 for the year. In November 2006, the Company sold the assets of the Yulee store and terminated the lease on that Store.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006:

Year ended	Total
December 31, 2007	$ 91,841
December 31, 2008	94,596
December 31, 2009	97,434
December 31, 2010	100,357
December 31, 2011	103,368
Totals	$ 487,596

Note 10	CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position. However, an unfavorable outcome in these claims could result in a possible judgment against the company of as much as $10,000.

The Company records contingent losses when they are probable and reasonably estimable. The Company and their legal council have determined that these liabilities are possible but no probable.

Note 11	CLOSED OPERATIONS

The Company sold the remaining assets of the Yulee, Florida store in November 2006, due to poor performance. The Company sold the assets for net proceeds of $74,813 and recognized a gain on the sale of $27,746. Any inventory not sold was transferred to the Brunswick Store. The Company terminated its lease.

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 12	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $3,002,667, and a negative working capital of $1,219,346. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans include obtaining additional debt financing to cover the shortfalls in revenue and allowing the Company to begin purchasing inventory at a discount, and making changes in operations to reduce expenses and improve margins. The Company may also seek additional equity financing through the sale of its shares, although the Company currently has no commitments for additional equity financing and there is no guarantee that the Company can obtain equity financing on acceptable terms or at all. Should the Company be unable to get additional financing it could have to discontinue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL

PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

Name	Age	Positions Held	Director Since

Michael J. Carroll	37	CEO/President, Interim
CFO and Director	May 2003
Joel Arline	37	Director	November 2005

There is currently one vacancy on our board of directors. We hope to fill the vacancy with an independent director. Our ability to locate an independent director may be unsuccessful because we do not have error and omission insurance for officers and directors. The above individuals will serve as officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years none of the directors or executive officers has been convicted or is currently the subject of a criminal proceeding, excluding traffic violations or similar minor offenses, or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. In the past five years none of our directors or executive officers, or any business in which they were a general partner or executive officer, have been the subject of a bankruptcy proceeding.

Compliance with Section 16(a) of the Exchange Act

Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities. Form 4 is to report changes in beneficial ownership. Form 5 covers annual statements of change in beneficial ownership.

Based solely on management’s review of these reports during the year ended December 31, 2006, it appears that Mike Carroll and Joel Arline failed to timely file Form 3s at the time the Company became subject to reporting obligations of Section 16(a). They each subsequently filed a Form 5 to report their holdings.

Committees of the Board of Directors

Audit Committee

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter. Given the size of the Company, its available resources and the fact that the our common stock is not listed on any exchange or automated quotation system that requires us to have an audit committee, our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the our reporting practices and the evaluation of our internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to us must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not, at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.

Nominating Committee

We do not currently have a standing nominating committee or other committee performing similar functions, nor have we adopted a nominating committee charter for the same reasons we do not have an audit committee. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The board would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date we have not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

Until such time as we appoint a nominating committee, the board of directors will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person’s shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of our small size and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation Committee

We do not have a standing compensation committee or a charter; rather our President evaluates officer and employee compensation issues subject to the approval of our board of directors. Our President makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. The compensation of President is determined and approved directly by board of directors. Neither the President nor the board of directors engaged compensation consultants during the year.

Code of Ethics

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters. All such requests should be sent care of The Flooring Zone, Inc., Attn. Corporate Secretary, 3219 Glynn Avenue, Brunswick, Georgia 31520.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the total compensation paid for the 2006 and 2005 fiscal years to our president and chief executive officer and to each other named executive officer whose compensation exceeded $100,000 for the year ended December 31, 2006 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mike Carroll	2006	-0-	-0-	-0-	-0-	-0-
CEO, CFO and Director	2005	-0-	-0-	-0-	-0-	-0-

Employment Agreements

We do not have employment agreements with any of our employees. All of our employees, including our executive officer and the executive officer is employed on an at will basis. Compensation of our executive officer is determined by our board of directors on an annual basis.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set forth above that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the company or its subsidiaries, or any change in control, or a change in the person’s responsibilities following a changing in control of the Company.

Employer Benefit Plans

We do not provide any health care, retirement, pension, or other benefit plans to our employees at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

Stock Option Plan

On May 13, 2003 we adopted The Flooring Zone, Inc., 2003 Stock Incentive Plan (the “Plan”). The Plan allow us to grant options to our key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price to be determined by the Stock Option Committee of the board at the time of grant.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2006 for our named executive officer.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Mike Carroll	-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Mike Carroll	-0-	-0-
Joel Arline	-0-	-0-

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The term “beneficial owner” refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

The following table discloses the beneficial ownership of certain beneficial owners and management based on the number of shares we had outstanding as of March 30, 2007. As of March 30, 2007, we had 19,569.750 common shares outstanding.

Amount of
	Title of	Beneficial
Name and Address	Class	Ownership	% of Class

Michael Carroll	Common	19,000,000	97%
3219 Glynn Avenue
Brunswick, Georgia 31520

Joel Arline	Common	-0-	*
1606 Reynolds Streets
Brunswick, Georgia 31520

All officers and directors
as a group (2 persons)		19,000,000	97%

TOTAL		19,000,000	97%

* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2003 the Company obtained a line of credit with Mike Carroll, the Company’s CEO and President, and his related companies for the purpose of meeting cash flow needs. The interest rate on the line of credit is prime plus 1%. As of December 31, 2006 and 2005, the outstanding balances on this line were $900,000 and $1,205,725, respectively all maturing within twelve (12) months.

The Company also entered into a long-term note payable with Mr. Carroll. The total amount due under the note at December 31, 2006 was $1,061,714. This note bears interest at rate of 6.875% annually. The Company makes monthly installments of $7,155.73, which run through November 2036. The note is unsecured.

During the years ended December 31, 2006 and 2005 the Company made sales to two entities owned by Mr. Carroll amounting to $287,239 and $178,514, respectively.

We believe that each of the above-described transactions was negotiated on terms at least as favorable to us as those available to us on an arms-length basis. As with the above transactions, all future material transactions entered into with related parties shall be on terms no less favorable to us than we can obtain from an unaffiliated third party on an arms-length basis and will be approved by a majority of our disinterested directors.

The board has determined that none of the current board members would qualify as independent directors as that term is defined in the listing standards of the American Stock Exchange.

ITEM 13. EXHIBITS

Exhibits. The following exhibits are included as part of this report:

Exhibit 14.1	Code of Ethics
Exhibit 21.1	List of Subsidiaries
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACOUNTANT FEES AND SERVICES

Mantyla McReynolds has served as our independent registered public accounting firm for the fiscal years ended December 31, 2006 and 2005. Principal accounting fees for professional services rendered for us by Mantyla McReynolds for the fiscal years ended December 31, 2006 and 2005, are summarized as follows:

	2006	2005
Audit	$24,737	$28,392
Audit related	-	-
Tax	-	-
All other	-	-

Total	$24,737	$28,392

Audit Fees. Audit fees were for professional services rendered in connection with the our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, our Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. Our board of directors has the authority to grant pre-approvals of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THE FLOORING ZONE, INC.

Dated: April 17, 2007	By: /s/ Michael Carroll

Michael Carroll, Chief Executive Officer,

Chief Financial Officer and Director

Dated: April 17, 2007	By: /s/ Joel Arline
Joel Arline, Director