Form 10QSB
period 2007-03-31
Flooring Zone Inc
filed 2007-05-23
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 333-119234

THE FLOORING ZONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3219 Glynn Avenue
Brunswick, Georgia	31520
(Address of principal executive offices)	(Zip Code)

(912) 264-0505

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of May 15, 2007, the registrant had 19,569,750 shares of common stock, par value $0.001, issued and outstanding.

Transitional small business disclosure format.

Yes ☐ No ☒

THE FLOORING ZONE, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheet

March 31, 2007

(Unaudited)

ASSETS

Current assets:
Cash	$ 4,246
Accounts receivable, net	37,512
Inventory	132,801
Total current assets	174,559

Property & equipment, net	177,930

Other assets:
Intangible assets, net	4,823
Deposits	6,031
Total other assets	10,854

TOTAL ASSETS	$ 363,343

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheet-[continued]

March 31, 2007

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 233,586
Line of credit-related parties	900,000
Customer deposits	32,727
Accrued liabilities	23,732
Current portion long-term debt	280,556
Total current liabilities	1,470,601
Long-term liabilities:
Note payable-related party	1,057,591
Long-term debt	502,100
Current portion long-term debt	(280,556)
Total long-term liabilities	1,279,135
Total liabilities	2,749,736
Stockholders’ deficit:-Note 2
Preferred Stock, 10,000,000 shares authorized $.001 par value
value: No shares issued and outstanding	—
Common stock, 100,000,000 shares authorized $.001 par
value; 19,569,750 shares issued and outstanding	19,570
Additional paid in capital	627,257
Accumulated deficit	(3,033,220)
Total stockholders’ deficit	(2,386,393)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 363,343

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Statements of Operations

For the three month periods ended March 31, 2007 and 2006

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Sales	$ 236,558	$ 509,969
Sales-Related party	148,553	111,498
Net revenues	385,111	621,467
Less cost of sales	231,859	496,711
Gross profit	153,252	124,756
General and administrative expenses	137,591	192,136
Net income from operations	15,661	(67,380)

Other income (expense):
Interest expense	(46,217)	(30,756)
Total other income(expense)	(46,217)	(30,756)
Net income before taxes	(30,556)	(98,136)
Income taxes	—	—
Net income	$ (30,556)	$ (98,136)

Net income(loss) per share-basic and diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding- basic and diluted	19,569,750	38,569,750

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2007 and 2006

(Unaudited)

	3/31/2007	3/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,556)	$(98,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,847	5,957
Decrease (increase) in accounts receivable	16,063	2,795
Decrease (increase) in inventories	23,460	(146,158)
Increase (decrease) in accounts payable	9,213	74,142
Increase (decrease) in bank overdraft	-	6,926
Increase (decrease) in accrued liabilities	6,726	(5,600)
Increase (decrease) in customer deposits	-	(65,560)
Net cash flows from operating activities	32,753	(225,634)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash flows from investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing(payments) on line of credit-related party	(5,214)	190,100
Net borrowing(payments) on long term debt	(48,773)	(28,748)
Net cash flows from financing activities	(53,987)	161,352
NET INCREASE (DECREASE) IN CASH	(21,234)	(64,282)
CASH AT BEGINNING OF PERIOD	25,480	64,282
CASH AT END OF PERIOD	$4,246	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$46,223	$30,765
Cash paid for income taxes	-	-

See accompanying notes to financial statements

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1	ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Organization-The Flooring Zone, Inc. (the (Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. The company’s business operations provide for full-service retail floor covering products and services.

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission’s rules for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2007 and 2006. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

Note 2	INVENTORY

Inventories are stated at lower of cost or market and consist of the following:
3/31/07
Flooring material	132,801
Total	$ 132,801

Note 3	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $3,033,220, and a negative working capital of $1,296,042. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 3	GOING CONCERN - [continued]

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

Note 4	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the requirements of this statement and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

Forward-Looking Statements

Certain statements of our expectations contained herein, including, but not limited to statements regarding sales growth, increases in comparable store sales, commodity price, inflation and deflation, and capital expenditures constitute “forward-looking statements.” Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, consumer confidence, our ability to negotiate favorable terms with suppliers, unanticipated weather conditions and the impact of competition. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made.

General

The Flooring Zone, Inc. is a Nevada corporation organized on May 5, 2003, to operate full service retail floorcovering stores. We have a wholly-owned subsidiary, The Flooring Zone of Georgia, Inc. The Georgia corporation was formed in 2000, by the founders of The Flooring Zone, Inc., and was established to develop our business concept in the retail floorcovering industry. Through our subsidiary we operate a retail store in Brunswick, Georgia. We also maintain administrative offices and warehouse facilities at our store location in Brunswick, Georgia.

Going Concern

We will need additional working capital to service our debt and fund our planned activities, which raises substantial doubt about our ability to continue as a going concern. We have not generated sufficient revenue from operations to meet our operating expenses, have accumulated a deficit of $3,033,220 since inception and have a negative working capital of $1,296,042. This raises substantial doubt about our ability to continue as a going concern. To continue operations, we will need to obtain additional funding. This funding may be sought by means of private equity or debt financing. We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that we will be successful in obtaining additional funding on attractive terms or at all. If we are unsuccessful in obtaining additional funding, we may be unable to continue operations as we have insufficient working capital necessary to meet our expenses and service our debt.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006.

Our business plan when we commenced operations was to build a network of company-owned retail stores throughout the southeastern United States beginning in Georgia and Florida and spreading from the smaller markets where our existing stores were located into larger, more profitable markets. Based on that business model, we spent a great deal of time and effort developing infrastructure and personnel to support a much larger network of stores than we had at the time. We had planned to fund the first phase of our expansion into several larger markets through a public offering of our equity securities. We undertook this public offering during 2005. The public offering, which closed in September 2005, however, did not provide sufficient funds to implement our business plan. As a result, during the latter part of 2005 and throughout 2006 and into 2007 we have undertaken various measures to consolidate our operations and to reduce redundant staffing and unnecessary infrastructure in an effort to control costs, decrease losses and move the Company toward profitability. While these efforts have led to decreased sales volumes and revenue, they have also led to decreased operating expenses and a decreased net loss during the first quarter 2007.

Revenues

During the three months ended March 31, 2007, we realized a 38% decrease in net revenues, despite the fact that average retail product prices during the first quarter 2007 were approximately 10% higher than during the first quarter 2006. This decrease in net revenues is primarily attributable to the closing of our Yulee, Florida store during the fourth quarter 2006 and the resulting decrease in sales volume coupled with an overall slow down in construction in southeastern Georgia, where our store is located. As a result of the closing of our Yulee store and the slow down in construction, we anticipate that sales volume and correspondingly revenue will be lower throughout the 2007 fiscal year as compared to the 2006 fiscal year. We closed the Yulee store because it was under-performing. While the closing of the Yulee store will result in lower revenue, we believe we will realize a corresponding decrease in expenses that will offset the lost revenue.

Gross Profit

Our gross profit is directly affected by our cost of sales. Cost of sales includes all direct costs of floor coverings, materials used in installation and installers’ pay. Our cost of sales and gross profits are directly affected by the prices we pay for the products we sell. If we are able to purchase product at lower prices, we are able to improve our gross profit. Our gross profit is also influenced by changes in the percentage of products sold to retail customers versus contractors. The prices we can charge contractors are lower than the prices we can charge retail customers, therefore, our profit margin on product sales to retail customers is greater. Moreover, we typically also realize profit from the sale of materials used in installation. Contractors typically use their own subcontractors to install the floor covering products they purchase. Some subcontractors will provide their own materials for installation rather than purchase it from us.

Cost of sales during the three months ended March 31, 2007 was 53% lower than during the three months ended March 31, 2006. This decrease in cost of sales is partially attributable to the 38% decrease in net revenues from sales resulting from the closing of our Yulee store. As a percentage of net revenues, cost of sales was 60% during the first quarter 2007 compared to 80% during the first quarter 2006. At the end of the 2006 fiscal year and to begin the 2007 fiscal year we took several steps to decrease our cost of sales as a percentage of revenue and to hopefully improve our margins. We negotiated agreements with several new vendors to supply our hardwood and tile needs. Under these agreements we will be able to purchase hardwood and tile products at lower cost that we were paying during 2006. We also increased our retail prices to our customers for most flooring products by an average of 10%. We believe these steps should lead to improved gross margins on product sales. While we expect cost of sales as a percentage of net revenue to be lower throughout 2007, we do not expect the differences in future quarters to be as significant as was experienced in the first fiscal quarter 2007. As a result of the decrease in cost of sales, our gross profit improved 23% during the first quarter 2007.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2007, decreased $54,545, or 28%, to $137,591, but as a percentage of sales revenue increased from 31% during the first quarter 2006 to 36% during the first quarter 2007. During the three months ended March 31, 2007 and 2006, general and administrative costs consisted of:

	Three months ended
	March 31, 2007	March 31, 2006

Salaries & benefits costs	$ 56,761	$ 77,775
Advertising & display costs	2,052	10,431
Occupancy costs & utilities	40,530	64,113
Legal & accounting costs	11,828	8,998
Other	26,420	30,819
Total	$ 137,591	$ 192,136

The 27% reduction in salaries and benefits costs during the three months ended March 31, 2007 is the result of a reduction in our work force from the closing of our Yulee store. At this time we do not anticipate additional reductions to our workforce. Nor do we anticipate an increase in our workforce until such time as revenue from operations, need and market conditions justifies expansion of our operations. We anticipate, that salaries and benefits costs will continue to be lower throughout fiscal 2007 as a result of closing our Yulee store.

During the quarter ended March 31, 2007, we decreased our advertising and display costs by 80% compared to the same period of 2006. As explained above, this decrease is primarily attributable to the closing of our Yulee store and our increased focus on product sales to contractors, which requires less advertising and fewer displays to generate repeat business. We anticipate advertising and display costs will remain lower throughout the rest of 2007.

Occupancy costs and utilities during the first quarter 2007 compared to the first quarter 2006 decreased 37% as a result of closing our Yulee store. With the closing of our Yulee store, we anticipate occupancy costs and utilities will continue to be lower throughout 2007.

Legal and accounting costs increased 31% during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. We expect legal and accounting expenses will remain higher during the 2007 fiscal year.

Other costs decreased 14% during the three months ended March 31, 2007 as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant throughout the rest of 2007.

Net Income from Operations

As a result of the closing of our Yulee store during the fourth quarter 2006 with its associated costs, we were able to move from a net loss from operations of $67,380 to net income from operations $15,661. We believe that if product sales remain constant or improve and we are able to continue to reduce costs and expenses we will continue to reduce net losses from operations as we work to achieve profitability.

Interest Expense

As a result of our unsuccessful public offering, we have had to finance cash flow shortfalls through borrowing and lines of credit. This resulted in the Company carrying more debt during the first quarter 2007 than in 2006. During the 2007 quarter we recognized interest expense of $46,217, which represents a 50% increase in interest expense compared to the 2006 quarter.

Net Loss

Our net loss during the first quarter 2007 was $30,556 compared to $98,136 during the first quarter 2006. As discussed above, this decrease in net loss is primarily the result decreases in the costs of goods sold and general and administrative expenses even in spite of decreased revenue during the first quarter 2007 compared to the first quarter 2006.

Liquidity and Capital Resources

Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the SB-2 have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $3,033,220 and negative working capital of $1,296,042. These factors raise substantial doubt about our ability to continue as a going concern.

We have been working to obtain additional debt financing to cover the shortfalls in revenue. As noted above, we have also been making changes in operations to reduce expenses. We may seek additional equity financing through the sale of our shares, although we currently have no commitments for additional equity financing and there is no guarantee that we can obtain equity financing on acceptable terms or at all. As noted above, these factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2007 and 2006 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Three months ended March 31, 2007	Three months ended March 31, 2006

Net cash provided by (used in) operating activities	$ 32,753	$ (225,634)
Net cash from investing activities	$ —	$ —
Net cash provided by (used in) financing activities	$ (53,987)	$ 161,352

NET DECREASE IN CASH	$ (21,234)	$ (64,282)

As discussed herein, during the first quarter 2007 compared to the first quarter 2006, product sales, cost of sales and general and administrative expenses decreased leading to a decrease in net loss from $98,136 to $30,556. We also realized decreases in accounts payable and inventory as we made a conscious effort to reduce amounts owed to vendors in an effort to improve our relations and hopefully the pricing we receive from the vendors we work with.

During the three months ended March 31, 2007 we made payments to reduce our outstanding line of credit and our long term debt by $53,987. By comparison, during the three months ended March 31, 2006 we borrowed $190,100 on the line of credit and reduced long term debt by $28,748.

As of March 31, 2007 and 2006, we had cash on hand of $4,246 and $-0-, respectively.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2007.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Lines of Credit-Related Party	$ 900,000	$900,000	$ -0-	$ -0-	$ -0-
Notes Payable – Related Party	1,057,591	14,222	29,612	32,900	980,857
Long-term Debt	502,100	266,334	235,766	-0-	-0-
Operating leases	464,637	91,841	192,030	180,766	-0-
Total	$2,924,328	$1,272,397	$ 457,408	$ 213,666	$ 980,857

Off-Balance Sheet Financing Arrangements

As of March 31, 2007 and 2006, we had no off-balance sheet financing arrangements.

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

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the requirements of this statement and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE FLOORING ZONE, INC.

May 22, 2007	/s/ Michael Carroll
Michael Carroll, Chief Executive Officer

May 22, 2007	/s/ Michael Carroll
Michael Carroll, Chief Financial Officer