Form 10QSB
period 2007-06-30
Flooring Zone Inc
filed 2007-08-20
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐ No ☒

As of August 17, 2007, the registrant had 19,569,750 shares of common stock, par value $0.001, issued and outstanding.

Transitional small business disclosure format.

Yes ☐ No ☒

THE FLOORING ZONE, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheet

June 30, 2007

(Unaudited)

ASSETS

Current assets:
Cash	$ 6,525
Accounts receivable, net	9,409
Inventory	116,717
Total current assets	132,651

Property & equipment, net	158,004

Other assets:
Intangible assets, net	4,397
Deposits	6,061
Total other assets	10,458
TOTAL ASSETS	$ 301,113

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheet-[continued]

June 30, 2007

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 267,026
Line of credit-related party	900,000
Customer deposits	49,179
Accrued liabilities	18,849
Current portion long-term debt	280,556
Total current liabilities	1,515,610
Long-term liabilities:
Note payable-related party	1,054,282
Long-term debt	470,911
Current portion long-term debt	(280,556)
Total long-term liabilities	1,244,637
Total liabilities	2,760,247
Stockholders’ deficit:
Preferred Stock, 10,000,000 shares authorized $.001 par value
value: No shares issued and outstanding	-
Common stock, 100,000,000 shares authorized $.001 par
value; 19,569,750 shares issued and outstanding	19,570
Additional paid in capital	627,257
Accumulated deficit	(3,105,961)
Total stockholders’ deficit	(2,459,134)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 301,113

See accompanying notes to financial statements

The Flooring Zone, Inc.
Condensed Consolidated Statements of Operations
For the three month and six month periods ended June 30, 2007 and 2006

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Sales	$ 211,533	$ 635,154	$ 448,092	$ 1,145,123
Sales-Related Party	51,083	138,957	199,636	250,455
Net revenues	262,616	774,111	647,728	1,395,578
Less cost of sales	184,131	607,384	414,690	1,104,095
Gross profit	78,485	166,727	233,038	291,483
General and administrative expenses	125,295	186,044	264,186	378,180
Loss on sale of assets	6,579	-	6,579	-
Net income (loss) from operations	(53,389)	(19,317)	(37,727)	(86,697)
Other income (expense):
Interest expense	(19,352)	(56,536)	(65,569)	(87,292)
Total other income(expense)	(19,352)	(56,536)	(72,148)	(87,292)
Net income (loss) before taxes	(72,741)	(75,853)	(103,296)	(173,989)
Income taxes	-	-	-	-
Net income (loss)	$ (72,741)	$ (75,853)	$ (103,296)	$ (173,989)
Income (loss) per share-basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average shares outstanding- basic and diluted	19,569,750	35,403,083	19,569,750	36,986,417

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended June 30, 2007 and 2006

(Unaudited)

	6/30/2007	6/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(103,296)	$(173,989)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,621	11,914
Loss on disposal of assets	6,579	-
Decrease (increase) in accounts receivable & deposits	44,136	(10,780)
Decrease (increase) in inventories	39,544	(172,557)
Increase (decrease) in accounts payable	42,653	(8,422)
Increase (decrease) in accrued liabilities	1,843	(7,592)
Increase (decrease) in customer deposits	16,452	(44,789)
Net cash from operating activities	63,532	(406,215)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	6,000	-
Net cash from investing activities	6,000	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing(payments) on line of credit-related party	-	390,101
Net borrowing(payments) on long term debt	(88,487)	(46,400)
Net cash from financing activities	(88,487)	343,701
NET DECREASE IN CASH	(18,955)	(62,514)
CASH AT BEGINNING OF PERIOD	25,480	64,282
CASH AT END OF PERIOD	$6,525	$1,768

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$65,576	$87,347
Cash paid for income taxes	-	-

See accompanying notes to financial statements

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

Note 1	ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Organization-The Flooring Zone, Inc. (the (Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. The Company’s business operations provide for full-service retail floor covering products and services.

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the applicable regulations of the Securities and Exchange Commissison’s rules for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2007. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

Note 2	INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

6/30/07
Flooring material	$ 116,717
Total	$ 116,717

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

Note 3	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $3,105,961, and a negative working capital of $1,382,959. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this registration statement.

Forward-Looking Statements

Certain statements of our expectations contained herein, including, but not limited to statements regarding sales, commodity price, inflation and deflation, and capital expenditures. Among other things constitute “forward-looking statements.” Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, consumer confidence, our ability to negotiate favorable terms with suppliers, unanticipated weather conditions and the impact of competition. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.

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

Going Concern

We will need additional working capital to service our debt and fund our planned activities, which raises substantial doubt about our ability to continue as a going concern. We have not generated sufficient revenue from operations to meet our operating expenses, have accumulated a deficit of $3,105,961 since inception and have a negative working capital of $1,382,959. This raises substantial doubt about our ability to continue as a going concern. To continue operations, we will need to obtain additional funding. This funding may be sought by means of private equity or debt financing. We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that we will be successful in obtaining additional funding on attractive terms or at all. If we are unsuccessful in obtaining additional funding, we may be unable to continue operations as we have insufficient working capital necessary to meet our expenses and service our debt.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006.

Our business plan when we commenced operations was to build a network of company-owned retail stores throughout the southeastern United States beginning in Georgia and Florida and spreading from the smaller markets where our existing stores were located into larger, more profitable markets. Based on that business model, we spent a great deal of time and effort developing infrastructure and personnel to support a much larger network of stores than we had at the time. We had planned to fund the first phase of our expansion into several larger markets through a public offering of our equity securities. We undertook this public offering during 2005. The public offering, which closed in September 2005, however, did not provide sufficient funds to implement our business plan. As a result, during the latter part of 2005 and throughout 2006 and into 2007 we have undertaken various measures to consolidate our operations and to reduce redundant staffing and unnecessary infrastructure in an effort to control costs, decrease losses and move the Company toward profitability. While these efforts have led to decreased sales volumes and revenue, they have also led to decreased operating expenses and decreasing net losses during the three and six months ended June 30, 2007.

Revenues

During the three months ended June 30, 2007 we realized a 66% decrease in net revenues, despite the fact that average retail product prices during the second quarter 2007 were approximately 10% higher than during the second quarter 2006. This decrease in net revenues is primarily attributable to the closing of our Yulee, Florida store during the fourth quarter 2006 and the resulting decrease in sales volume coupled with an overall slow down in construction in southeastern Georgia, where our store is located. As a result of the closing of our Yulee store and the slow down in construction, we anticipate that sales volume and correspondingly revenue will be lower throughout the 2007 fiscal year as compared to the 2006 fiscal year. We closed the Yulee store because it was under-performing. While the closing of the Yulee store will result in lower revenue, we believe we will realize a corresponding decrease in expenses that will offset the lost revenue.

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

Cost of sales during the three months ended June 30, 2007 was 70% lower than during the three months ended June 30, 2006. This decrease in cost of sales is partially attributable to the 66% decrease in net revenues from sales resulting from the closing of our Yulee store. As a percentage of net revenues, cost of sales was 71% during the second quarter 2007 compared to 78% during the second quarter 2006. At the end of the 2006 fiscal year and throughout the first half of 2007 we took several steps to decrease our cost of sales as a percentage of revenue and to hopefully improve our margins. We negotiated agreements with several new vendors to supply our hardwood and tile needs. Under these agreements we will be able to purchase hardwood and tile products at lower cost than we were paying during 2006. We also increased our retail prices to our customers for most flooring products by an average of 10%. We believe these steps should lead to improved gross margins on product sales. We expect cost of sales as a percentage of net revenue to continue to be lower throughout 2007. During the second quarter 2007 our gross profit decreased 53%, but as a percentage of revenue, improved to 30% from 21% during the second quarter 2006.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2007, decreased $60,749, or 33%, to $125,295 but as a percentage of sales revenue increased from 24% during the second quarter 2006 to 48% during the second quarter 2007. During the three months ended June 30, 2007 and 2006, general and administrative costs consisted of:

	Three months ended
	June 30, 2007	June 30, 2006

Salaries & benefits costs	$ 41,937	$ 68,716
Advertising & display costs	3,293	5,575
Occupancy costs & utilities	34,686	69,856
Legal & accounting costs	22,150	15,507
Other	23,229	26,390
Total	$ 125,295	$ 186,044

The 40% reduction in salaries and benefits costs during the three months ended June 30, 2007 is the result of a reduction in our work force from the closing of our Yulee store. At this time we do not anticipate additional reductions to our workforce. Nor do we anticipate an increase in our workforce until such time as revenue from operations, need and market conditions justify expansion of our operations. We anticipate, that salaries and benefits costs will continue to be lower throughout fiscal 2007 as a result of closing our Yulee store.

During the quarter ended June 30, 2007 we decreased our advertising and display costs by 41% compared to the same period of 2006. As explained above, this decrease is primarily attributable to the closing of our Yulee store. We anticipate advertising and display costs will remain lower throughout the rest of 2007.

Occupancy costs and utilities during the second quarter 2007 compared to the second quarter 2006 decreased 50% as a result of closing our Yulee store. With the closing of our Yulee store, we anticipate occupancy costs and utilities will continue to be lower throughout 2007.

Legal and accounting costs increased 43% during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. We expect legal and accounting expenses will continue to increase in the 2007 fiscal year.

Other costs decreased 12% during the three months ended June 30, 2007 as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant throughout the rest of 2007.

Loss on Sale of Assets

During the three months ended June 30, 2007 we realized a loss on the sale of a work truck of $6,579. We realized no similar loss during the three months ended June 30, 2006, nor do we expect to realize similar losses in upcoming quarters

Net Income (Loss) from Operations

As a result of the closing of our Yulee store during the fourth quarter 2006 with its associated costs, the net loss from operations increased by 177% to $53,389. This increase was compounded by the loss on the sale of a work truck, as discussed in the preceding paragraph. We believe that if we can improve product sales and we are able to continue to reduce costs and expenses we will continue to reduce net losses from operations as we work to achieve profitability.

Interest Expense

During the second quarter 2007 we incurred interest expense of $19,352 compared to interest expense of $56,536 during the second quarter 2006. Interest expense decreased 66% as a result of loans from a shareholder at significantly lower rates than we were previously paying.

Net Loss

Our net loss during the second quarter 2007 was $72,741 compared to $75,853 during the second quarter 2006. As discussed above, this decrease in net loss is primarily the result of decreases in the costs of goods sold and general and administrative expenses even in spite of decreased revenue during the second quarter 2007 compared to the second quarter 2006.

For the six months ended June 30, 2007 and 2006

We incurred a net loss of $103,296 through the six months ended June 30, 2007 compared to a net loss of $173,989 during the six months ended June 30, 2006.

Revenues

During the first six months of 2007 we realized a 54% decrease in net revenues despite the fact that average retail product prices during the first six months of 2007 were approximately 10% higher than during the six months ended June 30, 2006. This decrease in net revenues is primarily attributable to the closing of our Yulee, Florida store during the fourth quarter 2006 and the resulting decrease in sales volume coupled with an overall slow down in construction in southeastern Georgia, where our store is located. As a result of the closing of our Yulee store and the slow down in construction, we anticipate that sales volume and correspondingly revenue will be lower throughout the 2007 fiscal year as compared to the 2006 fiscal year. We closed the Yulee store because it was under-performing. While the closing of the Yulee store will result in lower revenue, we believe we will realize a corresponding decrease in expenses that will offset the lost revenue.

Gross Profit

Gross profit during the first six months of 2007 was $233,038, 20% lower than the $291,483 gross profits realized during the first six months of 2006. During the first six months of 2007, we realized a 54% decrease in net revenue. We also realized a 63% decrease in cost of sales during the first six months of 2007 compared to the first six months of 2006. As a result of decreased revenue and decreased cost of products sold, cost of sales as a percentage of net revenues decreased from 79% during the first six months of 2006 to 64% during the first six months of 2007.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2007 decreased $113,994, or 31%, to $264,186 compared to the six months ended June 30, 2006. As a percentage of sales revenue, however, general and administrative expense increased to 41% during the six months ended June 30, 2007 from 27% during the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, general and administrative costs consisted of:

	Six months ended
	June 30, 2007	June 30, 2006

Salaries & benefits costs	$ 98,698	$ 146,491
Advertising & display costs	5,345	16,006
Occupancy costs & utilities	75,216	133,969
Legal & accounting costs	33,978	24,505
Other	50,949	57,209
Total	$ 264,186	$ 378,180

The 33% reduction in salaries and benefits costs in the six months ended June 30, 2007 compared to 2006 is the result of a reduction in our work force from the closing of our Yulee store. At this time we do not anticipate additional reductions to our workforce. Nor do we anticipate an increase in our workforce until such time as revenue from operations, need and market conditions justifies expansion of our operations. We anticipate that salaries and benefits costs will continue to be lower throughout fiscal 2007 as a result of closing our Yulee store.

During the six months ended June 30, 2007 we decreased our advertising and display costs by 67% compared to the same period of 2006. This decrease is primarily attributable to the closing of our Yulee store. We anticipate advertising and display costs will remain lower throughout the rest of 2007.

Occupancy costs and utilities during the six months ended June 30, 2007 compared to the same period of 2006, decreased by 44% as a result of the closing of our Yulee store. We expect costs will be lower throughout the remainder of 2007.

Legal and accounting costs increased 39% to $33,978 during the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. We expect legal and accounting costs in future quarters to continue at levels consistent with or higher than the amounts incurred during the prior fiscal year.

Other costs decreased 11% to $50,949 during the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 as we continued our efforts to control expenses. We anticipate other costs will remain fairly constant in upcoming quarters.

Net Income

For the reasons disclosed above, during the six months ended June 30, 2007 we realized a net loss of $103,296 compared to a net loss of $173,989 during the first six months of 2006. While we expect net losses to decrease in upcoming quarters, we do expect to continue to realize net losses through the balance of the current fiscal year.

Liquidity and Capital Resources

Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the public offering have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $3,105,961 and negative working capital of $1,382,959. These factors raise substantial doubt about our ability to continue as a going concern.

We have been working to obtain additional debt financing to cover the shortfalls in revenue. As noted above, we have also been making changes in operations to reduce expenses. We may seek additional equity financing through the sale of our shares, although we currently have no commitments for additional equity financing and there is no guarantee that we can obtain equity financing on acceptable terms or at all. As noted above, these factors raise substantial doubt about our ability to continue as a going concern. Given the foregoing, we may also investigate other business opportunities that will allow us to realize the highest value for our shareholders.

During the six months ended June 30, 2007 and 2006 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Six months ended June 30, 2007	Six months ended June 30, 2006

Net cash provided by (used in) operating activities	$ 63,532	$ (406,215)
Net cash from investing activities	$ 6,000	$ -
Net cash provided by (used in) financing activities	$ (88,487)	$ 343,701

NET DECREASE IN CASH	$ (18,955)	$ (62,514)

As discussed herein, during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 product sales, cost of sales and general and administrative expenses decreased leading to a decrease in net loss from $173,989 to $103,296. We also realized decreases in accounts payable and inventory as we made a conscious effort to reduce amounts owed to vendors in an effort to improve our relations and hopefully the pricing we receive from the vendors we work with.

During the six months ended June 30, 2007 total liabilities increased to $2,760,247 from $2,489,709 as we continued to rely on loans and a credit line from a related-party to fund the short falls in our operating revenue.

As of June 30, 2007 and 2006, we had cash on hand of $6,525 and $1,768, respectively.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2007.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Lines of Credit-Related Party	$ 900,000	$ 900,000	$ -0-	$ -0-	$ -0-
Notes Payable – Related Party	1,054,282	10,913	29,612	32,900	980,857
Long-term Debt	470,911	235,145	235,766	-0-	-0-
Operating leases	216,000	24,000	96,000	96,000	-0-
Total	$2,641,193	$1,170,058	$ 361,378	$ 128,900	$ 980,857

Off-Balance Sheet Financing Arrangements

As of June 30, 2007 and 2006 we had no off-balance sheet financing arrangements.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

THE FLOORING ZONE, INC.

Date:	August 20, 2007	By:	/s/ Michael Carroll
Michael Carroll
Chief Executive Officer and Chief Financial Officer