Form 10QSB
period 2007-09-30
FLOORING ZONE INC
filed 2007-11-19
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 333-119234

THE FLOORING ZONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3441 Cypress Mill Road, Suite 103
Brunswick, Georgia	31520
(Address of principal executive offices)	(Zip Code)

(912) 279-1642

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

Yes ☐ No ☒

As of November 15, 2007, the registrant had 19,569,750 shares of common stock, par value $0.001, issued and outstanding.

Transitional small business disclosure format.

Yes ☐ No ☒

THE FLOORING ZONE, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheet

September 30, 2007

(Unaudited)

Current assets:
Cash	$605
Inventory	45,758
Total current assets	46,363

Property & equipment, net	150,656

Other assets:
Intangible assets, net	4,144
Deposits	6,061
Total other assets	10,205

TOTAL ASSETS	$207,224

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheet-[continued]

September 30, 2007

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$185,889
Bank overdraft	29,898
Line of credit-related party	944,710
Accrued liabilities	20,428
Current portion long-term debt	280,556
Total current liabilities	1,461,481
Long-term liabilities:
Note payable-related party	1,050,916
Long-term debt	437,748
Current portion long-term debt	(280,556)
Total long-term liabilities	1,208,108
Total liabilities	2,669,589
Stockholders’ deficit:
Preferred Stock, 10,000,000 shares authorized $.001 par value
value: No shares issued and outstanding	-
Common stock, 100,000,000 shares authorized $.001 par
value; 19,569,750 shares issued and outstanding	19,570
Additional paid in capital	627,257
Accumulated deficit	(3,109,192)
Total stockholders’ deficit	(2,462,365)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$207,224

See accompanying notes to financial statements

The Flooring Zone, Inc.
Condensed Consolidated Statements of Operations
For the three month and nine month periods ended September 30, 2007 and 2006.

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Sales	$ 294,688	$ 616,391	$ 742,780	$ 1,761,514
Related Party Sales	11,289	22,760	210,925	273,215
Net revenues	305,977	639,151	953,705	2,034,729
Less cost of sales	191,099	417,403	605,789	1,521,498
Gross profit	114,878	221,748	347,916	513,231
General and administrative expenses	78,409	208,995	342,594	587,175
Loss on sale of asset	-	-	6,579	-
Net income (loss) from operations	36,469	12,753	(1,257)	(73,944)
Other income (expense): Interest Income	-	-	-	-
Interest expense	(39,700)	(55,755)	(105,269)	(143,048)
Total other income(expense)	(39,700)	(55,755)	(105,269)	(143,048)
Net income (loss) before taxes	(3,231)	(43,002)	(106,526)	(216,992)
Income taxes	-	-	-	-
Net income (loss)	$ (3,231)	$ (43,002)	$ (106,526)	$ (216,992)

Income (loss) per share-basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding- basic and diluted	19,569,750	19,569,750	19,569,750	19,569,750

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended September 30, 2007 and 2006

(Unaudited)

	9/30/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss)	$(106,526)	$(216,992)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,221	17,871
Loss on disposal of asset	6,579	-
Decrease (increase) in accounts receivable	53,575	(13,431)
Decrease (increase) in inventories	110,503	(72,557)
Decrease (increase) in deposits	(30)	-
Increase (decrease) in accounts payable	(38,484)	(42,466)
Increase (decrease) in accrued liabilities	3,423	(4,206)
Increase (decrease) in customer deposits	(32,727)	(31,694)
Increase in bank overdraft	29,898	-
Net cash provided by (used in) operating activities	49,432	(363,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	6,000	-
Net cash provided by investing activities	6,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (payments) on line of credit-related party	33,912	399,200
Net borrowing (payments) on long term debt	(114,219)	(67,870)
Net cash provided by (used in) financing activities	(80,307)	331,330
NET INCREASE (DECREASE) IN CASH	(24,875)	32,145
CASH AT BEGINNING OF PERIOD	25,480	64,282
CASH AT END OF PERIOD	$605	$32,137
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$105,279	$143,103
Cash paid for income taxes	-	-

See accompanying notes to financial statements

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

Note 1	ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Organization-The Flooring Zone, Inc. (the Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. The Company’s business operations provide for full-service retail floor covering products and services.

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission’s rules for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2007. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

Note 2	INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

9/30/07
Flooring material	45,758
Total	$ 45,758

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

Note 3	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $3,109,192 and a negative working capital of $1,415,118. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this report.

Forward-Looking Statements

Certain statements of our expectations contained herein, including, but not limited to statements regarding sales, commodity price, inflation and deflation, and capital expenditures, among other things, constitute “forward-looking statements.” Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, consumer confidence, our ability to negotiate favorable terms with suppliers, unanticipated weather conditions and the impact of competition. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.

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

Going Concern

We will need additional working capital to service our debt and fund our operations. We have not generated sufficient revenue from operations to meet our operating expenses, have accumulated a deficit of $3,109,192 since inception and have a negative working capital of $1,415,118. These factors raises substantial doubt about our ability to continue as a going concern. To continue operations, we will need to obtain additional funding. This funding may be sought by means of private equity or debt financing. We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that we will be successful in obtaining additional funding on attractive terms or at all. If we are unsuccessful in obtaining additional funding, we may be unable to continue operations as we have insufficient working capital necessary to meet our expenses and service our debt.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006.

Our business plan when we commenced operations was to build a network of company-owned retail stores throughout the southeastern United States beginning in Georgia and Florida and spreading from the smaller markets where our existing stores were located into larger, more profitable markets. Based on that business model, we spent a great deal of time and effort developing infrastructure and personnel to support a much larger network of stores than we had at the time. We had planned to fund the first phase of our expansion into several larger markets through a public offering of our equity securities. We undertook this public offering during 2005. The public offering, which closed in September 2005, however, did not provide sufficient funds to implement our business plan. As a result, during the latter part of 2005 and throughout 2006 and into 2007 we have undertaken various measures to consolidate our operations, to reduce redundant staffing and to eliminate unnecessary infrastructure in an effort to control costs, decrease losses and move toward profitability. While these efforts have led to decreased sales volumes and revenue, they have also led to decreased cost of sales, operating expenses and net loss during the three and nine months ended September 30, 2007.

Net Revenues

During the three months ended September 30, 2007, we realized a 52% decrease in net revenues. This decrease in net revenues is primarily attributable to the closing of our Yulee, Florida store during the fourth quarter 2006 and the resulting decrease in sales volume coupled with an overall slow down in construction in southeastern Georgia, where our store is located. As a result of the closing of our Yulee store and the slow down in construction, we anticipate that sales volume and correspondingly revenue will be lower throughout the 2007 fiscal year as compared to the 2006 fiscal year. We closed the Yulee store because it was under-performing. While the closing of the Yulee store will result in lower revenue, we believe we will realize a corresponding decrease in expenses that will offset the lost revenue.

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

Cost of sales during the three months ended September 30, 2007 was 54% lower than during the three months ended September 30, 2006. This decrease in cost of sales is partially attributable to the 52% decrease in net revenues from sales resulting from the closing of our Yulee store. As a percentage of net revenues, cost of sales was 62% during the third quarter 2007 compared to 65% during the third quarter 2006. At the end of the 2006 fiscal year and to throughout the first nine months of 2007 we have taken a number of steps to decrease our cost of sales as a percentage of revenue and to hopefully improve our margins. We negotiated agreements with several new vendors to supply our hardwood and tile needs. Under these agreements we will be able to purchase hardwood and tile products at lower cost that we were paying during 2006. We also increased our retail prices to our customers for most flooring products by an average of 10%. We believe these steps should lead to improved gross margins on product sales. We expect cost of sales as a percentage of net revenue to continue to be lower throughout 2007. During the third quarter 2007 our gross profit decreased 48%, but as a percentage of revenue, improved to 38% from 35% during the third quarter 2006.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2007, decreased $130,586, or 62%, to $78,409. As a percentage of sales revenue, general and administrative expenses decreased to 26% during the third quarter 2007 from 33% during the second quarter 2006. During the three months ended September 30, 2007 and 2006, general and administrative costs consisted of:

	Three months ended
	September 30, 2007	September 30, 2006

Salaries & benefits costs	$ 45,903	$ 88,858
Advertising & display costs	1,819	2,319
Occupancy costs & utilities	10,103	78,294
Legal & accounting costs	5,000	5,000
Other	15,584	34,524
Total	$ 78,409	$ 208,995

The 48% reduction in salaries and benefits costs during the three months ended September 30, 2007 is the result of a reduction in our work force from the closing of our Yulee store. At this time we do not anticipate additional reductions to our workforce. Nor do we anticipate an increase in our workforce until such time as revenue from operations, need and market conditions justifies expansion of our operations. We anticipate, that salaries and benefits costs will continue to be lower throughout fiscal 2007 as a result of closing our Yulee store.

During the quarter ended September 30, 2007, we decreased our advertising and display costs by 22% compared to the same period of 2006. As explained above, this decrease is primarily attributable to the closing of our Yulee store. We anticipate advertising and display costs will remain lower throughout the rest of 2007.

            Occupancy costs and utilities during the third quarter 2007 compared to the second quarter 2006 decreased 87% as a result of closing our Yulee store. As part of our effort to decrease overhead and operating expenses, we no longer inventory product. Rather, we now order product for our customers as it is ordered. Our store location in Brunswick, Georgia, which included warehouse space, was much larger than we needed. Therefore, during August 2007 we negotiated a termination of the lease at our Brunswick store and moved to a smaller location in Brunswick. As a result of the closing of our Yulee store and the relocation of our Brunswick store to a smaller, less expensive location, we anticipate occupancy costs and utilities will continue to be lower throughout 2007.

Legal and accounting costs remain unchanged during the three months ended September 30, 2007 and 2006. While these costs were unchanged during the current quarter, we anticipate they will increase in upcoming quarters.

Other costs decreased 55% during the three months ended September 30, 2007 as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant throughout the rest of 2007.

Net Income from Operations

As a result of the closing of our Yulee store during the fourth quarter 2006 with its associated costs and our other efforts to decrease expense, we were able to realize net income from operations of $36,469 during the third quarter 2007 compared to net income from operations of $12,753 during the third quarter 2006. We plan to continue our efforts to improve product sales and reduce costs and expenses in an effort to increase net income from operations.

Interest Expense

During the third quarter 2007 we incurred interest expense of $39,700 compared to interest expense of $55,755 during the third quarter 2006. Interest expense decreased 29% as a result of as a result of loans from a shareholder at significantly lower rates than we were previously paying.

Net Loss

Our net loss during the third quarter 2007 was $3,231 compared to $43,002 during the third quarter 2006. As discussed above, this decrease in net loss is primarily the result of decreases in the costs of goods sold and general and administrative expenses even in spite of decreased revenue during the third quarter 2007 compared to the third quarter 2006.

For the nine months ended September 30, 2007 and 2006

We incurred a net loss of $106,526 through the nine months ended September 30, 2007, compared to a net loss of $216,992 during the nine months ended September 30, 2006.

Revenues

During the first nine months of 2007, we realized a 53% decrease in net revenues, despite the fact that average retail product prices during the first nine months of 2007 were approximately 10% higher than during the nine months ended September 30, 2007. This decrease in net revenues is primarily attributable to the closing of our Yulee, Florida store during the fourth quarter 2006 and the resulting decrease in sales volume coupled with an overall slowdown in construction in southeastern Georgia, where our store is located. As a result of the closing of our Yulee store and the slowdown in construction, our sales volume and correspondingly revenue have been lower throughout the 2007 fiscal year as compared to the 2006 fiscal year. We closed the Yulee store because it was under-performing. While the closing of the Yulee store has resulted in lower revenue, we have also realized a decrease in expenses that will offset the lost revenue.

Gross Profit

Gross profit during the first nine months of 2007 was $347,916, 32% lower than the $513,231 gross profits realized during the first nine months of 2006. During the first nine months of 2007, we realized a 53% decrease in net revenue. We also realized a 60% decrease in cost of sales during the first nine months of 2007 compared to the first nine months of 2006. As a result of decreased revenue and decreased cost of products sold, cost of sales as a percentage of net revenues decreased from 75% during the first nine months of 2006 to 64% during the first nine months of 2007.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2007, decreased $244,581, or 42% to $342,594 compared to the nine months ended September 30, 2006. As a percentage of net revenue, however, general and administrative expense increased to 36% during the nine months ended September 30, 2007 from 29% during the nine months ended September 30, 2006. During the nine months ended September 30, 2007 and 2006, general and administrative costs consisted of:

	Nine months ended
	September 30, 2007	September 30, 2006

Salaries & benefits costs	$ 144,601	$ 235,349
Advertising & display costs	7,164	18,325
Occupancy costs & utilities	85,319	212,263
Legal & accounting costs	38,978	29,505
Other	66,532	91,733
Total	$ 342,594	$ 587,175

The 39% reduction in salaries and benefits costs in the nine months ended September 30, 2007 compared to 2006 is the result of a reduction in our work force from the closing of our Yulee store. At this time we do not anticipate additional reductions to our workforce. Nor do we anticipate an increase in our workforce until such time as revenue from operations, need and market conditions justifies expansion of our operations. We anticipate, that salaries and benefits costs will continue to be lower throughout fiscal 2007 as a result of closing our Yulee store.

During the nine months ended September 30, 2007 we decreased our advertising and display costs by 61% compared to the same period of 2006. This decrease is primarily attributable to the closing of our Yulee store. We anticipate advertising and display costs will remain lower throughout the rest of 2007.

Occupancy costs and utilities during the nine months ended September 30, 2007 compared to the same period of 2006, decreased 60% as a result of the closing of our Yulee store and relocating our Brunswick store. We expect costs will be lower throughout the remainder of 2007.

Legal and accounting costs increased 32% to $38,978 during the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. We anticipate legal and accounting expenses will remain consistent or increase in upcoming fiscal quarters in connection with our reporting obligations.

Other costs decreased 27% to $66,532 during the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 as we continued our efforts to control expenses. We anticipate other costs will to remain fairly constant in upcoming quarters.

Net Loss

For the reasons disclosed above, during the nine months ended September 30, 2007 we realized a net loss of $106,526 compared to a net loss of $216,992 during the first nine months of 2006. While we expect net losses to decrease in upcoming quarters, we do expect to continue to realize net losses through the balance of the current fiscal year.

Liquidity and Capital Resources

Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the SB-2 have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $3,109,192 and negative working capital of $1,415,118. These factors raise substantial doubt about our ability to continue as a going concern.

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

During the nine months ended September 30, 2007 and 2006 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Net cash provided by (used in) operating activities	$ 49,432	$ (363,475)
Net cash provided by investing activities	$ 6,000	$ -
Net cash provided by (used in) financing activities	$ (80,307)	$ 331,330

NET INCREASE (DECREASE) IN CASH	$ (24,875)	$ 32,145

As discussed herein, during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, product sales, cost of sales and general and administrative expenses decreased leading to a decrease in net loss from $216,992 to $106,526. We also realized decreases in accounts payable and inventory as we made a conscious effort to reduce amounts owed to vendors in an effort to improve our relations and hopefully the pricing we receive from the vendors we work with coupled with our efforts to eliminate inventory and to order product only when it is ordered by the customer.

During the nine months ended September 30, 2007 total liabilities increased to $2,669,589 from $2,459,775 as we continued to rely on loans and a credit line from a related-party to fund the short falls in our operating revenue.

As of September 30, 2007 and 2006, we had cash on hand of $605 and $32,137, respectively.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2007.

		Payments Due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Lines of Credit-Related Party	$ 944,710	$ 944,710	$ -0-	$ -0-	$ -0-
Notes Payable – Related Party	1,050,916	3,424	29,612	33,963	983,917
Long-term Debt	437,748	173,426	264,322	-0-	-0-
Operating leases	44,000	44,000	-0-	-0-	-0-
Total	$2,477,374	$1,165,560	$ 293,934	$ 33,963	$ 983,917

Off-Balance Sheet Financing Arrangements

As of September 30, 2007 and 2006, we had no off-balance sheet financing arrangements.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE FLOORING ZONE, INC.

Date:	November 19, 2007	By:	/s/ Michael Carroll
Michael Carroll
Chief Executive Officer and Chief Financial Officer