Form 10KSB
period 2007-12-31
FLOORING ZONE INC
filed 2008-04-15
CIK 1289636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 333-119234

THE FLOORING ZONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1245 Brickyard Road, Suite 590 Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

(801) 433-2000

(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The issuer’s revenue for its most recent fiscal year was: $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the the average bid and asked price of such common equity as of April 14, 2008 was $256,388.

As of April 14, 2008, the issuer had 19,569,750 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.	Yes ☐	No ☒

Documents incorporated by reference: none

PART I

INTRODUCTION

Throughout this annual report, the terms, “we,” “us,” “our” or “the Company” refer to The Flooring Zone, Inc., a Nevada corporation and our wholly-owned subsidiary The Flooring Zone of Georgia, Inc.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

We incorporated in the State of Nevada on May 5, 2003. On May 13, 2003, pursuant to a Share Exchange Agreement, we acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc., in exchange for 38,125,000 shares of our common stock. The Flooring Zone of Georgia, Inc., was founded in 2000, and had been operating in the retail floor covering industry since its inception.

From May 2003 through the fourth quarter 2007 we were engaged in the retail floor covering business through our wholly owned subsidiary. During the fourth quarter 2007, we determined to discontinue our retail floor covering operations. The determination to discontinue operations was based on several factors, including:

•	we had generated significant operating and net losses each year since inception;
•	we had realized steadily declining revenues since 2004;
•	our wholly owned subsidiary, The Flooring Zone of Georgia had substantial debt;
•	we had no prospects for a significant reversal of these trends; and
•	to meet its operating needs, limit ongoing losses and satisfy its debts, management of The Flooring Zone of Georgia had liquidated nearly all of its assets and sold its inventory during fiscal 2007.

Additionally, as management investigated the opportunities and challenges in the retail floor covering business in the southeastern United States, management felt that the business did not present the best opportunity for our Company to realize value for our shareholders.

In connection with the decision to discontinue our retail floor covering operations, we sold our inventory to customers and other vendors. We also sold certain inventory, property and equipment to an employee of the Company in exchange for $52,500 and assumption of certain Company obligations totaling $270,239.

With the closing of our final remaining retail location, we moved our executive offices from Brunswick, Georgia to Salt Lake City, Utah. Our executive offices are located at 1245 Brickyard Road, Suite 590, Salt Lake City, Utah 84106. Our telephone number is (801) 433-2000.

Current Business of the Company

With the termination of the operations of The Flooring Zone of Georgia, we are not currently engaged in any business. It is the intention of management to investigate opportunities to increase shareholder value. While management has engaged in preliminary discussions regarding potential business opportunities, we have not entered into agreements with other parties. We anticipate that we will engage in discussions with third parties and management of other companies in which we may suggest or take a position with respect to potential changes in the operations, management or capital structure of such companies as a means of enhancing shareholder value for our shareholders. Such suggestions or positions may relate to or could include, among other things:

•	the possible acquisition by any person of additional shares of our securities, or the possible disposition of our securities;
•	possible extraordinary corporate transactions (such as a merger, reorganization or liquidation) involving the Company or any of its subsidiaries;
•	the possible sale or transfer of the Company or any of its subsidiaries;
•

making or seeking to make changes in or affecting the board of directors or management of the Company, including plans or proposals to change the number or term of directors or to fill any existing vacancies on the board of directors;

•	making or seeking to make changes in the capitalization or dividend policy of the Company;

•	making or seeking to make any other material change in the Company’s business or corporate structure;
•

making or seeking to make changes in the Company’s articles of incorporation or bylaws or other actions which may impede the acquisition of control of the Company by any person, including the soliciting of votes of the Company’s shareholders in any annual or special meeting of shareholders of the Company;

•

causing or seeking to cause a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in and inter-dealer quotation system of a registered national securities association;

•	causing or seeking to cause a class of equity securities of the Company to become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934; or
•	any action similar to any of those enumerated above.

Competition

While we are not currently engaged in any particular business, we anticipate as we investigate ways to increase shareholder value we will face significant competition from other persons and entities who are likewise seeking business opportunities. We expect that many such persons and entities may be better capitalized, more experienced or may otherwise better positioned or more attractive than the Company. As a result, there is no guarantee we will be successful in our efforts to attract business opportunities that will allow us to increase shareholder values.

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

Research and Development

We have spent no funds on research and development during the past two years.

Employees

We do not currently have any full time employees. Our sole officer provides services to the Company on an as needed basis. We do not anticipate hiring employees until such time as we undertake new operations.

Going Concern Issues

As shown in our financial statements, we have accumulated losses from operations and have a working capital deficit. These issues raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on many factors, including, in the short-term, our ability to satisfy and/or resolve the debt obligations of our wholly-owned subsidiary and to obtain additional capital to fund the efforts of management to identify new business opportunities. In the longer term, we anticipate we will need to raise capital to fund an acquisition or other business transaction to improve liquidity and develop operations.

ITEM 2. DESCRIPTION OF PROPERTY

As of the date of this report, we do not own any real property. Our Chief Executive Officer, Andrew Limpert, allows us to utilize a portion of his offices 1245 Brickyard Road, Suite 590, Salt Lake City, Utah for our executive offices. We currently pay no rent to Mr. Limpert and he is under no obligation to make this space available to the Company. We believe the space we currently use is and will be sufficient for our needs until we undertake active business operations.

We currently have no policies regarding investments or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

OF SECURITIES HOLDERS

No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol FZON on April 12, 2007. Prior to April 12, 2007 our securities were not traded publicly. As of April 14, 2008, we had approximately 96 shareholders holding 19,569,750 common shares.

The published bid and ask quotations from April 12, 2007, through December 31, 2007, are included in the chart below. This information was obtained from Pink OTC Markets Inc. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

BID PRICES	ASK PRICES
HIGH	LOW	HIGH	LOW

2007

Fourth Quarter	.55	.35	.95	.45
Third Quarter	1.16	.35	1.65	.505
Second Quarter	1.25	.25	1.05	1.50

Unregistered Sales of Equity Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the quarter ended December 31, 2007, we did not sell any equity securities.

Repurchases of Equity Securities

During the quarter ended December 31, 2007, we did not repurchase any of our equity securities.

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

On June 18, 2003 we granted options under the Plan to 26 employees to purchase an aggregate of 45,000 shares of our common stock at an exercise price of $1.25. The options were exercisable for a period of two years from the date of grant and vested immediately. Between June 20, 2003 and September 30, 2003 all of the options were exercised.

There are currently no options, warrants or rights outstanding under the Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

As noted above, as a result of continuing poor performance and ongoing operating losses, coupled with management’s evaluation of the long-term outlook of the business and management’s desire to improve shareholder value, during the fourth quarter 2007 the Company determined to discontinue its retail floor covering operations. As a result of this decision, our results of operations have been retroactively restated as discontinued operations. Therefore, the presentation of the result of operations in our financial statements and the discussion of the result of operations in this Management’s Discussion and Analysis may differ from prior fiscal periods. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this annual report.

Going Concern

The Report of Independent Registered Public Accounting Firm included in this report contains an opinion that we will need additional working capital to service our debts and fund our activities, which raises substantial doubt about our ability to continue as a going concern. We have not historically generated sufficient revenue from operations to meet our operating expenses and with the termination of our retail floor covering business, currently have no way to generate revenue to satisfy these obligations. We have accumulated a deficit of $3,177,940 since inception and have a negative working capital of $1,218,067. This raises substantial doubt about our ability to continue as a going concern. To service our debt obligations and continue our efforts to identify new business opportunities, we will need to obtain additional funding. This funding may be sought by means of equity or debt financing. We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that we will be successful in obtaining additional funding on attractive terms or at all.

Results of Operations

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 was flat compared to general and administrative expenses for the year ended December 31, 2006 increasing $144 to $58,280. We anticipate general and administrative expenses will remaining relatively consistent until such time as we identify a new business opportunity and commence active operations.

Interest Expense

Interest expense during fiscal 2007 was $131,742, or 30% lower than fiscal 2006. Interest expense decreased in 2007 for several reasons including decreases to the prime rate, which decreased interest expense on our adjustable rate obligations and the assumption by a Company employee of certain debt obligations in connection with his acquisition from us of certain inventory, equipment and displays.

Loss from Continuing Operations

Loss from continuing operations decreased from $245,711 during the year ended December 31, 2006 to $190,022 during the year ended December 31, 2007. This decrease in loss from continuing operations was largely the result of the decrease in interest expense discussed in the preceding paragraph.

Gain (Loss) From Discontinued Operations, Net of Tax

During the year ended December 31, 2007 we realized a gain from discontinued operations net of tax of $14,749, compared to a loss during 2006 of $585,669. This gain was largely the result of our efforts to limit costs and expenses during fiscal 2007 coupled with the termination of our lease obligation on the Brunswick store during the third quarter 2007 and gains recognized on the sale of certain fixed assets of the Company during 2007.

Net Loss

For the foregoing reasons, our net loss in fiscal 2007 was $175,273 compared to a net loss in fiscal 2006 of $831,380.

With the discontinuance of our retail floor covering business we currently have no ability to generate revenue. It is our intention to keep operating expenses at a minimum until such time as we identify and undertake a new business opportunity that will allow us to generate revenue to meet our operational needs.

Liquidity and Capital Resources

Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. As shown in our financial statements, we have an accumulated deficit of $3,177,940, and negative working capital of $1,218,067. These factors raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2007 we had total assets of $6,090, including cash of $607. At December 31, 2007 total liabilities were $2,403,951. As we currently have no way to generate income from operations to service our debt obligations, we anticipate we will need to raise additional capital to service those obligations or otherwise negotiate the satisfaction of those debts. We may seek additional equity financing through the sale of our shares or debt financing to try to meet these obligations. We currently have no commitments for additional equity or debt financing and there is no guarantee that we can obtain equity or debt financing on acceptable terms or at all. As noted above, these factors raise substantial doubt about our ability to continue as a going concern.

During fiscal 2007 and 2006 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Fiscal 2007	Fiscal 2006

Net cash used in operating activities	$(98,979)	$(777,847)
Net cash from investing activities	$58,500	$45,020
Net cash provided by financing activities	$15,606	$694,025

NET INCREASE/(DECREASE) IN CASH	$(24,873)	$(38,802)

As discussed herein, the primary reason for the decrease in net cash used in operating activities is the decrease in net loss from discontinued operations.

During fiscal 2006, we received $74,813 from the sale of the assets of our Yulee store and we purchased additional equipment for $29,793. By comparison in fiscal 2007, we purchased no equipment and received $58,500 from the sale of certain equipment of our Brunswick, Georgia store.

Net cash from financing activities during the year ended December 31, 2007 was $15,606 as we borrowed $151,008 on a related-party line of credit and repaid $135,402 on long term debts. By comparison, during the twelve months ended December 31, 2006 net cash from financing activities was $694,028. During the 2006 fiscal year we repaid $305,725 on a line of credit with a related party and net borrowed $623,137 in long-term debt.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2007.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Lines of Credit-Related Party	$ 1,051,008	$ 1,051,008	$ -0-	$ -0-	$ -0-
Notes Payable – Related Party	1,047,492	15,313	33,964	38,050	960,165
Long-Term Debt	160,549	7,451	153,098	-0-	-0-
Total	$ 2,259,049	$ 1,073,772	$ 187,062	$ 38,050	$ 960,165

Off-Balance Sheet Financing Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

Revenue Recognition

We recognize revenue according to Staff Accounting Bulletin 104, Revenue Recognition which clarifies U.S. generally accepted accounting principles for revenue transactions. Accordingly, revenue is recognized when an order has been received, the price is fixed and determinable, the order is shipped and installed, collection is reasonably assured and we have no significant obligations remaining. Licensing fees are royalties paid to us for licensing the use of the name The Flooring Zone. The royalties range from 1-2% of the licensee’s commercial sales volume. We currently have no royalty income.

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

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements.

15

ITEM 7. FINANCIAL STATEMENTS

The Flooring Zone, Inc.

Report of Independent Registered Public Accounting Firm
And
Consolidated Financial Statements

December 31, 2007

The Flooring Zone, Inc.

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	15
Consolidated Balance Sheet-December 31, 2007	16-17
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	18
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2007 and 2006	19
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	20
Notes to Consolidated Financial Statements	21-28

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The Flooring Zone, Inc.

We have audited the accompanying consolidated balance sheet of The Flooring Zone, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Flooring Zone, Inc. as of December 31, 2007 and the results of operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Flooring Zone, Inc. will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has accumulated losses from operations and a deficit in working capital. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds

Salt Lake City, Utah

April 14, 2008

The Flooring Zone, Inc.
Consolidated Balance Sheet
December 31, 2007

ASSETS

Current assets:
Cash	$607
Total current assets	607

Other assets:
Intangible assets, net of accumulated amortization of $3,393	3,890
Deposits	1,593
Total other assets	5,483

TOTAL ASSETS	$6,090

See accompanying notes to financial statements

The Flooring Zone, Inc.
Consolidated Balance Sheet [continued]
December 31, 2007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$98,403
Line of credit-related party	1,051,008
Bank Overdraft	14,532
Accrued liabilities	31,967
Current portion long-term debt	22,764
Total current liabilities	1,218,674
Long-term liabilities:
Note payable-related party	1,047,492
Long-term debt	160,549
Current portion long-term debt	(22,764)
Total long-term liabilities	1,185,277
Total liabilities	2,403,951
Stockholders’ deficit:
Preferred Stock, 10,000,000 shares authorized $.001 par
value: No shares issued and outstanding	-
Common stock, 100,000,000 shares authorized $.001 par
value; 19,569,750 shares issued and outstanding	19,570
Additional paid in capital	760,509
Accumulated deficit	(3,177,940)
Total stockholders deficit	(2,397,861)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$6,090

See accompanying notes to financial statements

The Flooring Zone, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006

	2007	2006
Sales Cost of goods sold	$ - -	$ - -
Gross profit (loss)	-	-
General and administrative expenses	58,280	58,136
Operating income (loss)	(58,280)	(58,136)
Other income and expense:
Interest expense	131,742	187,575
Loss from continuing operations before income taxes	(190,022)	(245,711)
Provision for income taxes	-	-
Loss from continuing operations	(190,022)	(245,711)
Gain (loss) from discontinued operations, net of tax	14,749	(585,669)
Net loss	$ (175,273)	$ (831,380)

Loss per share from continuing operations	$ (0.01)	$ (0.01)
Income (loss)per share from discontinued operations	$ 0.00	$ (0.02)
Net loss per share-basic and diluted	$ (0.01)	$ (0.03)

Weighted average shares outstanding-basic and diluted	19,569,750	28,182,387

See accompanying notes to financial statements

The Flooring Zone, Inc.
Consolidated Statements of Stockholders' Deficit

For the Years Ended December 31, 2007 and 2006

	Shares Issued	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2006	38,428,700	$ 38,570	$ 608,257	$ (2,171,287)	$ (1,524,460)
Cancellation of Shares	(19,000,000)	(19,000)	19,000
Net loss for year ended December 31, 2006				(831,380)	(831,380)
Balance, December 31, 2006 Disposal of discontinued operations	19,569,750	19,570	627,257 133,252	(3,002,667)	(2,355,840) 133,252
Net loss for year ended December 31, 2007				(175,273)	(175,273)
Balance, December 31, 2007	19,569,750	$ 19,570	$ 760,509	$ (3,177,940)	$ (2,397,861)

See accompanying notes to financial statements

The Flooring Zone, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,273)	$(831,380)
(Gain) loss from discontinued operations	(14,749)	585,669
Loss from continuing operations	(190,022)	(245,711)
Adjustments to reconcile loss from continuing operations to net cash from continuing operating activities:
Decrease (increase) in deposits	4,438	-
Increase (decrease) in accounts payable	(21,596)	18,412
Increase (decrease) in accrued liabilities	(8,039)	1,385
Net cash from continuing operating activities	(215,219)	(225,914)
Net cash from discontinued operating activities	116,240	(551,933)
Net cash used in operating activities	(98,979)	(777,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from continuing investing activities	-	-
Net cash from discontinued investing activities	58,500	45,020
Net cash from investing activities	58,500	45,020
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (payments) on line of credit-related party	151,008	(305,725)
Borrowing (payments) on long term debt	(135,402)	623,137
Net cash from continuing financing activities	15,606	317,412
Net cash from discontinued financing activities	-	376,613
Net cash from financing activities	15,606	694,025
NET INCREASE (DECREASE) IN CASH	(24,873)	(38,802)
CASH AT BEGINNING OF YEAR	25,480	64,282
CASH AT END OF YEAR	$607	$25,480

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$131,742	$178,607
Cash paid for income taxes	-	-

See accompanying notes to financial statements

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

Note 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization-The Flooring Zone, Inc. (the Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. On May 13, 2003 pursuant to a Share Exchange Agreement, the Company acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc (the Georgia Company), a Georgia Corporation, in exchange for 38,125,000 shares of common stock of the Company. In 2006, the company cancelled 19,000,000 shares of its common stock. Until December 2007, the Company’s business operations provided for full-service retail floor covering products and services. In December 2007, the Company discontinued its full-service retail floor covering business.

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

Use of Estimates in Preparation of Financial Statements-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents-The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

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

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

               Inventory- Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out method.

Property and Equipment- Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets- Intangible assets include trademarks that have been registered with the United States Patent and Trademarks office. Intangible assets also include the closing costs for refinancing a portion of the Company’s debt with a bank. The costs of obtaining trademarks and closing costs are capitalized as incurred and are amortized over their estimated useful lives of fifteen years and five years, respectively, using the straight-line method. Amortization expense for the years ended December 31, 2007 and 2006 were $1,014 and $1,014, respectively. Amortization expense for the next five year is expected to be as follows:

Year	Amount
2008	1,014
2009	726
2010	323
2011	323

Income Taxes- The Company applies the provisions of Statement of Financial Accounting Standards(SFAS) No. 109, Accounting for Income Taxes which requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes –an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN No. 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

Net Loss Per Common share- In accordance with SFAS No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. At December 31, 2007 there are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

Stock based compensation- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R),Share-Based Payment, (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006 for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value. Prior to January 1, 2006 the Company accounted for employee stock option grants using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company also complied with the disclosure option of SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and included disclosures of pro forma information in its footnotes to the consolidated financial statements. Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. As the Company issued no stock options and none vested during the year the impact of adopting SFAS No. 123(R) resulted in no additional compensation expense in 2007 or 2006.

Advertising Costs- Advertising costs of the Company are charged to expense as incurred. Advertising expense amounted to $7,419 and $22,057 in 2007 and 2006, respectively.

Recently Issued Financial Accounting Standards— In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009.

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements.

Note 2	INCOME TAXES

The provision for income taxes consists of the following:

	12/31/2007	12/31/2006
Provision for Income Taxes
Current Taxes	$ —	$ —
Deferred Taxes	—	—
Total Provision for Income Taxes	$ —	$ —

The Company uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

At December 31, 2007, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$ —	$ 1,139,357
Valuation allowance	—	(1,139,357)
Net deferred tax asset	—	—

Deferred tax liabilities	—	—

Net deferred taxes	$ —	$ —

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of visibility as to the Company’s earning ability in the near future, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $143,844 from $995,513, as of December 31, 2007.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2007	$ 175,273	2027
2006	831,380	2026
2005	1,172,526	2025
2004	209,565	2024
2003	459,649	2023
Total	$ 2,848,393

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2007 and 2006 follows:

	12/31/2007	12/31/2006
Expected Provision(Benefit) (based on statutory rate)	$(59,593)	$(282,669)
Effect of:
State taxes, net of federal benefit	(10,516)	(49,883)
Difference between prior year estimated NOL’s and actual NOL’s	73,735	—
Increase/(decrease) in valuation allowance	143,844	332,552
Total actual provision	$0	$0

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities. We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company continues to incur net operating losses as disclosed above. Since it is not thought that these net operating loss carry forwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for 2007 is presented as follows:

Balance as of January 1, 2007	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2007	$—

The Company has filed income tax returns in the U.S. federal jurisdiction and Georgia state jurisdictions. The Company is no longer subject to U.S. federal tax examinations of any tax returns for years before 2004.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at December 31, 2007, and 2006, respectively.

Note 3	COMMON STOCK/PREFERRED STOCK

The Company’s preferred stock may be issued from time to time in one or more series. The Board of Directors is to establish by resolution(s) the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2007 no shares of preferred stock have been issued by the Company.

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

On November 29, 2007, pursuant to a Stock Purchase Agreement between Michael Carroll, the sole executive officer and a member of board of directors of the Company, and Andrew Limpert, Mr. Carroll sold 11,550,000 shares of his common stock to Mr. Limpert for $112,750. Mr. Limpert used personal funds to acquire the shares.

Following the transaction Mr. Limpert owns 11,550,100 shares or 59% of the 19,569,750 shares of outstanding common stock and Mr. Carroll owns 7,449,900 shares or 38% of the outstanding common stock of the Company.

Note 4	STOCK INCENTIVE PLAN

On May 13, 2003 the Company’s Board of Directors adopted the Company’s 2003 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of equity incentive awards to its key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock. The Stock Option Committee of the board of directors shall determine the terms and conditions of any award under the Plan, including price, vesting, exchange, surrender, termination, exercise or forfeiture provisions, etc. The Company granted 45,000 options in 2003. These options vested immediately and were exercised in 2003. 455,000 options are still available for granting. No stock options were granted, exercised or outstanding during the years ended December 31, 2007 and 2006.

Note 5	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003 the Company obtained a line of credit with a shareholder and his related companies for the purpose of meeting cash flow needs. The interest rate on the lines of credit is prime plus 1%. As of December 31, 2007 and 2006, the outstanding balances on this line were $1,051,008 and $900,000, respectively all maturing within twelve (12) months. During the years ended December 31, 2007 and 2006, the Company had sales to two entities owned by the Company’s Former President and C.E.O. amounting to $257,920 and $287,239, respectively. These numbers are included in discontinued operations.

During the years ended December 31, 2007 and 2006 the Company paid Joel Arline, a Company director $10,650 and $9,112 for accounting and tax preparation and consulting services provided to the Company.

Note 6	LONG-TERM DEBT

The following is a summary of the Company’s indebtedness as of December 31, 2007:

Note payable to a bank with interest at 6.50% due in monthly installments of $1,471.29 through October 2009, secured by property owned by the Company’s former president and current shareholder.	$160,549
Note payable to a shareholder with interest at 6.875% due in monthly installments of $7,155.73 through November 2036, unsecured.	1,047,492
Total	$1,208,041

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

Maturities of debt are as follows:

Year Ending December 31:	Amount
2008	$22,764
2009	169,498
2010	17,564
2011	18,810
Thereafter	979,405
$1,208,041

Note 7	LEASES

The Company had an operating lease with an unrelated party for its retail store, warehouse and office facilities. The lease was terminated in 2007. During the year ended December 31, 2007, and 2006 the Company paid lease payments in the amount of $58,389 and $189,377, respectively. In November 2006, the Company sold the assets of the Yulee store and terminated the lease on that Store.

Note 8	CONTINGENCIES

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

Note 9	CLOSED OPERATIONS

The Company sold the remaining assets of the Yulee, Florida store in November 2006, due to poor performance. The Company sold the assets for net proceeds of $74,813 and recognized a gain on the sale of $27,746. Any inventory not sold was transferred to the Brunswick Store. The Company terminated its lease.

Note 10	DISCONTINUED OPERATIONS

In connection with the decision to discontinue its retail floor covering operations because of poor performance and continuing operating losses, the Company sold certain equipment and inventory to a related party during the fourth quarter 2007. The Company sold the equipment and inventory for proceeds of $52,500. The Company sold net assets of $189,487 and the purchaser assumed net liabilities of the Company of $270,239. Due to the related party nature of the transaction, no gain was recognized and additional paid in capital was increased by $133,252. The result of operations of the Company have been retroactively restated as discontinued operations.

The Flooring Zone, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

Note 11	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $3,177,940, and a negative working capital of $1,218,067. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to attempt to renegotiate or otherwise restructure its debt obligations in such a way that will make it possible for the Company to service its debt obligations. The Company also plans to seek additional equity or debt financing to help satisfy its debt service and operating needs. The Company currently has no commitments for additional equity or debt financing and there is no guarantee that the Company can obtain equity or debt financing on acceptable terms or at all. Should the Company be unable to obtain additional financing it may have to discontinue efforts to identify and pursue other opportunities to enhance shareholder value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to

Ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer and principal financial officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2007 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company’s financial statements for the future years.

Management’s Remediation Initiatives

Although the Company is unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Name	Age	Positions Held	Director Since

Andrew Limpert	38	CEO, Interim CFO
Secretary and Director	November 2007
Joel Arline	38	Director	November 2005

There is currently one vacancy on our board of directors. We hope to fill the vacancy with an independent director. Our ability to locate an independent director may be unsuccessful because we do not have errors and omissions insurance for officers and directors. The above individuals will serve as officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

Andrew Limpert. Mr. Limpert graduated from the University of Utah with a Bachelors of Science degree in Finance in 1994. He earned a Masters of Business Administration with an emphasis in Finance in 1998. Since 1998, he has been an investment advisor with Belsen Getty, LLC, providing wealth management direction and strategic and financial advice for several investment banks.  For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas.  Mr. Limpert has been associated with Axxess Funding Group, LLC since 2004 as its marketing manager.  Mr. Limpert serves as a director of BBM Holdings, Inc. a New York based provider of ship-to-shore internet connectivity technology. BBM Holdings, Inc. is an SEC reporting issuer. In 2007 he became chairman of Nine Mile Software Inc a rebalancing and mutual fund trading software developer.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended December 31, 2007, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

No one with a principal position has failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

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

Until such time as we appoint a nominating committee, the board of directors will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of our small size and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation Committee

We do not have a standing compensation committee or a charter; moreover, as we have discontinued our retail floor covering business, we now have no full-time employees, and our only employee is our Chief Executive Officer who provides services on a part-time as needed basis. Currently, to the extent there are any compensation-related issues to be considered, such is determined by the full board of directors. The compensation of Chief Executive Officer is determined and approved directly by board of directors. Neither the Chief Executive Officer nor the board of directors engaged compensation consultants during the year.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters. All such requests should be sent care of The Flooring Zone, Inc., Attn. Corporate Secretary, 1245 Brickyard Road, Suite 590, Salt Lake City, Utah 84106.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the total compensation paid to the individuals serving as our principal executive officer (the “named executive officers”) during the fiscal years ending December 31, 2007 and 2006. No officer or employee of the Company exceeded $100,000 in either fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andrew Limpert (1)	2007	-0-	-0-	-0-	-0-	-0-
CEO, CFO and Director

Mike Carroll (2)	2007	-0-	-0-	-0-	-0-	-0-
Former CEO and Former CFO	2006	-0-	-0-	-0-	-0-	-0-

(1) Mr. Limpert became Chief Executive Officer and Chief Financial Officer on November 29, 2007.

(2) Mr. Carroll resigned as the Company’s Chief Executive Officer and Chief Financial Officer on November 29, 2007.

Employment Agreements

During the fourth quarter we discontinued our retail floor covering operations. Our only employee is our sole officer Andrew Limpert who provides services to the Company on an as needed basis. We do not have an employment agreement with Mr. Limpert. The compensation of our executive officers is determined by our board of directors on an annual basis.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set forth above that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiary, or any change in control, or a change in the person's responsibilities following a change in control of the Company.

Employer Benefit Plans

We do not provide any health care, retirement, pension, or other benefit plans to our named executive officer at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

Stock Option Plan

On May 13, 2003 we adopted The Flooring Zone, Inc., 2003 Stock Incentive Plan (the “Plan”). The Plan allow us to grant options to our key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price to be determined by the Stock Option Committee of the board at the time of grant. In 2003 the Company granted 45,000 options, none of which were granted to any of the named executive officers. These options vested immediately and were exercised in 2003. 455,000 options are still available for granting.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of the named executive officers held an outstanding equity award at our fiscal year end.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	All Other Compensation	Total ($)
Joel Arline	-0-	10,650(1)	-0-
Andrew Limpert(2)	-0-	-0-	-0-
Mike Carroll(3)	-0-	-0-	-0-

(1)	Mr. Arline is a certified public accountant. This amount represents fees paid to Mr. Arline in connection with certain accounting and tax preparation and consulting services provided to the Company.

(2)	Mr. Limpert was appointed to the board of directors on November 29, 2007.

(3)	Mr. Carroll resigned from the board of directors on November 29, 2007.

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

The following table sets forth as of April 11, 2008 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 19,569,750 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Joel Arline(1)	-0-	*
	1606 Reynolds Street
	Brunswick, Georgia 31520
Common	Michael Carroll	7,449,900	38%
	408 Brewster Lane
	Saint Simmons Island, Georgia 31522

Common	Andrew Limpert(1)	11,550,100	59%
	1245 Brickyard Road, Suite 590
	Salt Lake City, Utah 84106
All officers and directors as a group (2 persons)		11,550,100	59%
	TOTAL	19,000,000	97%

*	Less than 1%

(1)	Mr. Limpert is currently the sole officer of the Company. Mr. Limpert and Mr. Arline are directors of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2007 and 2006 we paid Joel Arline, a Company director, $10,650 and $9,112 for accounting and tax preparation and consulting services provided to the Company.

During the year ended December 31, 2003 the Company obtained a line of credit with Mike Carroll, the Company’s former CEO and CFO, and his related companies for the purpose of meeting cash flow needs. The interest rate on the line of credit is prime plus 1%. As of December 31, 2007 and 2006, the outstanding balances on this line were $1,051,008 and $900,000, respectively all maturing within twelve (12) months.

The Company also entered into a long-term note payable with Mr. Carroll. The total amount due under the note at December 31, 2007 and December 31, 2006 was $1,047,492 and $1,061,714, respectively. This note bears interest at rate of 6.875% annually. We make monthly installments of $638, which run through November 2036. The note is unsecured.

During the years ended December 31, 2007 and 2009 we made sales to two entities owned by Mr. Carroll amounting to $257,920 and $287,239, respectively.

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

ITEM 13. EXHIBITS

Exhibits. The following exhibits are included as part of this report:

Exhibit 21.1 List of S	ubsidiaries
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACOUNTANT FEES AND SERVICES

Mantyla McReynolds has served as our independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2006. Principal accounting fees for professional services rendered for us by Mantyla McReynolds for the fiscal years ended December 31, 2007 and 2006, are summarized as follows:

	2007	2006

Audit	$ 25,372	$ 24,737
Audit related	-	-
Tax	-	-
All other	-	-
Total	$ 25,372	$ 24,737

Audit Fees. Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

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

THE FLOORING ZONE, INC.

Date: April 15, 2008	/s/ Andrew Limpert
Andrew Limpert
Chief Executive Officer, Interim Chief Financial Officer and Director

Date: April 15, 2008	/s/ Joel Arline
Joel Arline
Director