Form 10-Q
period 2008-03-31
FLOORING ZONE INC
filed 2008-05-15
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

(801) 433-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)       Yes ☒ No ☐

As of May 13, 2008, the registrant had 19,569,750 shares of common stock, par value $0.001, issued and outstanding.

THE FLOORING ZONE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

ASSETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Current assets:
Cash	$ 740	$ 607
Total current assets	740	607

Other assets:
Intangible assets, net	3,637	3,890
Deposits	1,593	1,593
Total other assets	5,230	5,483
TOTAL ASSETS	$ 5,970	$ 6,090

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheets-[continued]

As of March 31, 2008 and December 31, 2007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Accounts payable	$ 100,824	$ 98,403
Line of credit-related parties	1,141,993	1,051,008
Bank Overdraft	-	14,532
Accrued liabilities	8,967	31,967
Current portion long-term debt	22,764	22,764
Total current liabilities	1,274,548	1,218,674
Long-term liabilities:
Note payable-related party	1,044,009	1,047,492
Long-term debt	159,975	160,549
Current portion long-term debt	(22,764)	(22,764)
Total long-term liabilities	1,181,220	1,185,277
Total liabilities	2,455,768	2,403,951
Stockholders’ deficit:
Preferred Stock, 10,000,000 shares authorized $.001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized $.001 par value 19,569,750 shares issued and outstanding	19,570	19,570
Additional paid in capital	760,509	760,509
Accumulated deficit	(3,229,877)	(3,177,940)
Total stockholders’ deficit	(2,449,798)	(2,397,861)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 5,970	$ 6,090

See accompanying notes to financial statements

The Flooring Zone, Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three months ended March 31,
	2008	2007
Sales	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-
General and administrative expenses	11,830	11,828
Operating income (loss)	(11,830)	(11,828)
Other income (expense):
Interest expense	(40,106)	(46,217)
Loss from continuing operations before income taxes	(51,936)	(58,045)
Provision for income taxes	-	-
Income (loss) from continuing operations	(51,936)	(58,045)
Gain(loss) from discontinued operations, net of taxes	-	27,489
Net (loss)	$ (51,936)	$ (30,556)
Loss per share-continuing operations	$ (0.01)	$ (0.01)
Loss per share-discontinued operations	$ (0.00)	$ 0.00
Net income (loss) per share-basic and Diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding- basic and diluted	19,569,750	19,569,750

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2008 and 2007

(Unaudited)

	3/31/2008	3/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,936)	$(30,556)
(Gain) loss from discontinued operations	-	(27,489)
Income (loss) continuing operations	(51,936)	(58,045)
Adjustments to reconcile income (loss) from continuing operations to net cash from continuing operating activities:
Amortization	253	253
Increase (decrease) in accounts payable	2,421	9,213
Increase (decrease) in bank overdraft	(14,532)	-
Increase (decrease) in accrued liabilities	(23,001)	6,726
Net cash from (used) continuing operating activities	(86,795)	(41,853)
Net cash from (used) discontinued operating activities	-	74,606
Net cash from (used) in operating activities	(86,795)	32,753
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from continuing investing activities	-	-
Net cash from discontinued investing activities	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing(payments) on line of credit-related party	90,985	(5,214)
Net borrowing(payments) on long term debt	(4,057)	(48,773)
Net cash provided by financing activities	86,928	(53,987)
NET INCREASE (DECREASE) IN CASH	133	(21,234)
CASH AT BEGINNING OF PERIOD	607	25,480
CASH AT END OF PERIOD	$740	$4,246
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$40,106	$46,223
Cash paid for income taxes	-	-

See accompanying notes to financial statements

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

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

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2008 and 2007. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

Note 2	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $3,229,877, and a negative working capital of $1,273,808. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

Note 3	DISCONTINUED OPERATIONS

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

Note 4	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

Note 4	RECENT ACCOUNTING PRONOUNCEMENTS – (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three months ended March 31, 2008 and 2007. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

General

We incorporated in the State of Nevada on May 5, 2003. On May 13, 2003, pursuant to a Share Exchange Agreement, we acquired all of the outstanding common stock of The Flooring Zone of Georgia, Inc., in exchange for 38,125,000 shares of our common stock. The Flooring Zone of Georgia, Inc., was founded in 2000, and had been operating in the retail floor covering industry since its inception.

From May 2003 through the fourth quarter 2007 we were engaged in the retail floor covering business through our wholly owned subsidiary. During the fourth quarter 2007, due to ongoing poor performance we discontinued our retail floor covering operations.

Going Concern

As shown in the financial statements we have an accumulated deficit of $3,229,877, and a negative working capital of $1,273,808. These factors raise substantial doubt about our ability to continue as a going concern.

Management plans to attempt to renegotiate or otherwise restructure our debt obligations in such a way that will make it possible for us to service our debt obligations. We also plan to seek additional equity or debt financing to help satisfy our debt service and operating needs while we investigate new business opportunities. We currently have no commitments for additional equity or debt financing and there is no guarantee that we can obtain equity or debt financing on acceptable terms or at all. Should we be unable to obtain additional financing we may have to discontinue efforts to identify and pursue other opportunities to enhance shareholder value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2008 was $11,830, an increase of less than 1% compared to the quarter ended March 31, 2007. We anticipate general and administrative expenses will remain relatively consistent until such time as we identify a new business opportunity and commence active operations.

Interest Expense

Interest expense during the three months ended March 31, 2008 was $40,106 or 13% lower than during the three months ended March 31, 2007. Interest expense decreased in 2008 for several reasons including decreases to the prime rate, which decreased interest expense on our adjustable rate obligations and the assumption by a Company employee of certain debt obligations in connection with his acquisition from us of certain inventory, equipment and displays.

Loss from Continuing Operations

Loss from continuing operations decreased from $58,045 during the first quarter 2007 to $51,936 during the first quarter 2008. This decrease in loss from continuing operations is attributable to the decrease in interest expense discussed in the preceding paragraph.

Gain (Loss) From Discontinued Operations, Net of Tax

During the quarter ended March 31, 2008 we realized no gain or loss from discontinued operations, net of taxes. By comparison, during the quarter ended March 31, 2007 we realized a gain from discontinued operations, net of taxes of $27,489. The gain experienced during the three months ended March 31, 2007 was largely the result of our efforts to limit costs and expenses during fiscal 2007.

Net Loss

For the foregoing reasons, our net loss during the three months ended March 31, 2008 was $51,936 compared to a net loss of $30,556 during the three months ended March 31, 2007.

With the discontinuance of our retail floor covering business we currently have no ability to generate revenue. It is our intention to keep operating expenses at a minimum until such time as we identify and undertake a new business opportunity that will allow us to generate revenue to meet our operational needs.

Liquidity and Capital Resources

Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the SB-2 have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $3,229,877 and negative working capital of $1,273,808.

As of March 31, 2008 we had total assets of $5,970, including cash of $740. At March 31, 2008 total liabilities were $2,455,768. As we currently have no way to generate income to service our debt obligations, we anticipate we will need to raise additional capital to service those obligations or otherwise negotiate the satisfaction of those debts. We may seek additional equity financing through the sale of our shares or debt financing to try to meet these obligations. We currently have no commitments for additional equity or debt financing and there is no guarantee that we can obtain equity or debt financing on acceptable terms or at all. As noted above, these factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2008 and 2007 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Three months ended March 31, 2008	Three months ended March 31, 2007

Net cash provided by (used in) operating activities	$ (86,795)	$ 32,753
Net cash provided by (used in) investing activities	$ -	$ -
Net cash provided by (used in) financing activities	$ 86,928	$ (53,987)

NET INCREASE (DECREASE) IN CASH	$ 133	$ (21,234)

As discussed herein, the primary reason for the change from net cash provided from operations to net cash used in operating activities is the increase in net loss coupled with decreases in bank overdrafts and accrued liabilities during the quarter ended March 31, 2008.

We realized no net cash from investing activities during the three months ended March 31, 2008 or 2007.

During the first quarter 2008 we realized net cash from financing activities as a result of net borrowings on a line of credit with a related party. By comparison, during the first quarter 2007 we used cash in financing activities to make payments on the line of credit with a related party and to reduce long term debt.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2008.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Lines of Credit-Related Party	$ 1,141,993	$1,141,993	$ -0-	$ -0-	$ -0-
Notes Payable – Related Party	1,044,009	11,830	33,964	38,050	960,165
Long-Term Debt	159,975	6,877	153,098	-0-	-0-
Total	$2,345,977	$1,160,700	$ 187,062	$ 38,050	$ 960,165

Off-Balance Sheet Financing Arrangements

As of March 31, 2008 and 2007 we had no off-balance sheet financing arrangements.

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

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

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

As of March 31, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer and principal financial officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements for the future years.

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

THE FLOORING ZONE, INC.

Date:	May 15, 2008	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Executive Officer and Interim Chief Financial Officer