Form 10-Q
period 2008-06-30
FLOORING ZONE INC
filed 2008-08-08
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                               Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                                                                                                                                     Yes ☒ No ☐

As of August 8, 2008, the registrant had 16,224,850 shares of common stock, par value $0.001, issued and outstanding.

THE FLOORING ZONE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheet

As of June 30, 2008 and December 31, 2007

ASSETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current assets:
Cash	$ 600	$ 607
Total current assets	600	607

Other assets:
Intangible assets, net	-	3,890
Deposits	-	1,593
Total other assets	-	5,483

TOTAL ASSETS	$ 600	$ 6,090

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Balance Sheet-[continued]

As of June 30, 2008 and December 31, 2007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Accounts payable	$ 23,045	$ 98,403
Line of credit-related parties	46,440	1,051,008
Bank Overdraft	-	14,532
Accrued liabilities	-	31,967
Current portion long-term debt	-	22,764
Total current liabilities	69,485	1,218,674
Long-term liabilities:
Note payable-related party	-	1,047,492
Long-term debt	-	160,549
Current portion long-term debt	-	(22,764)
Total long-term liabilities	-	1,185,277
Total liabilities	69,485	2,403,951
Stockholders’ deficit:
Preferred Stock, 10,000,000 shares authorized $.001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized $.001 par value 16,224,850 and 19,569,750 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	16,225	19,570
Additional paid in capital	3,203,087	760,509
Accumulated deficit	(3,288,197)	(3,177,940)
Total stockholders’ deficit	(68,885)	(2,397,861)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 600	$ 6,090

See accompanying notes to financial statements

The Flooring Zone, Inc.

Consolidated Statement of Operations

For the three months and six months ended June 30, 2008 and 2007

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Sales	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	27,829	22,150	39,659	33,978
Operating income (loss)	(27,829)	(22,150)	(39,659)	(33,978)
Other income (expense):
Interest expense	(30,492)	(19,360)	(70,598)	(65,577)
Loss from continuing operations before income taxes	(58,321)	(41,510)	(110,257)	(99,555)
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	(58,321)	(41,510)	(110,257)	(99,555)
Gain(loss) from discontinued operations, net of taxes	-	(31,230)	-	(3,741)
Net (loss)	$ (58,321)	$ (72,740)	$ (110,257)	$ (103,296)

Loss per share-continuing operations	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Loss per share-discontinued operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Net income (loss) per share-basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares outstanding- basic and diluted	19,551,371	19,569,750	19,551,371	19,569,750

See accompanying notes to financial statements

The Flooring Zone, Inc.

Condensed Consolidated Statements of Cash Flows

For the six month period ended June 30, 2008 and 2007

(Unaudited)

	6/30/2008	6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,257)	$(99,555)
(Gain) loss from discontinued operations	-	(3,741)
Income (loss) continuing operations	(110,257)	(103,296)
Adjustments to reconcile income (loss) from continuing operations to net cash from continuing operating activities:
Amortization	3,890	253
Decrease in prepaid expenses and deposits	1,593	-
Increase (decrease) in accounts payable	13,372	42,653
Increase (decrease) in bank overdraft	(14,532)	-
Increase (decrease) in accrued liabilities	(23,000)	1,843
Net cash from continuing operating activities	(128,934)	(58,547)
Net cash from discontinued operating activities	-	122,079
Net cash from in operating activities	(128,934)	63,532
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from continuing investing activities	-	-
Net cash from discontinued investing activities	-	6,000
Net cash from investing activities	-	6,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing(payments) on line of credit-related party	141,167	-
Net borrowing(payments) on long term debt	(7,601)	(88,487)
Net cash from financing activities	133,566	(88,487)
NET INCREASE (DECREASE) IN CASH	4,632	(18,955)
CASH AT BEGINNING OF PERIOD	607	25,480
Cash given up in sale of subsidiary	(4,639)	-
CASH AT END OF PERIOD	$600	$6,525

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$70,598	$65,576
Cash paid for income taxes	$-	$-
Debt settled with sale of subsidiary	$2,442,578	$-

See accompanying notes to financial statements

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

Note 1	ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Organization-The Flooring Zone, Inc. (the Company) is a corporation organized under the laws of the State of Nevada on May 5, 2003. Until December 2007, the Company’s business operations provided for full-service retail floor covering products and services. In December 2007, the Company discontinued its full-service retail floor covering business. On June 30, 2008, the Company entered into an Exchange Agreement with Michael Carroll (“Carroll”). The Exchange Agreement provided that in exchange for the cancellation and return to the Company treasury of 3,344,900 shares of Company common stock currently owned by Carroll the Company would deliver to Carroll 98,000,000 shares of The Flooring Zone of Georgia, Inc. (“FZ Georgia”) currently held by the Company, which represents all of the issued and outstanding common stock of FZ Georgia. See Note 5

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2008 and 2007. There has not been any change in the significant accounting policies of The Flooring Zone, Inc. for the periods presented. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

Note 2	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $3,288,197, and a negative working capital of $68,885. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

The Company plans to seek additional equity or debt financing to help satisfy its operating needs. The Company currently has no commitments for additional equity or debt financing and there is no guarantee that the Company can obtain equity or debt financing on acceptable terms or at all. Should the Company be unable to obtain additional financing it may have to discontinue efforts to identify and pursue other opportunities to enhance shareholder value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Note 3	DISCONTINUED OPERATIONS

In connection with the decision to discontinue its retail floor covering operations because of poor performance and continuing operating losses, the Company sold certain equipment and inventory to a related party during the fourth quarter 2007. The Company sold the equipment and inventory for proceeds of $2,500. The Company sold net assets of $189,487 and the purchaser assumed net liabilities of the Company of $270,239. Due to the related party nature of the transaction, no gain was recognized and additional paid in capital was increased by $133,252. The results of operations of the Company have been retroactively restated as discontinued operations.

Note 4	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”) (December 2007)

These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. SFAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company does not expect the adoption of FAS 141R and FAS 160, which are effective for the Company at the beginning of its fiscal year 2010, to have a material impact on the Company’s consolidated financial statements.

SFAS 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (March 2008)

This standard requires enhanced disclosures about a company’s derivative and hedging activities. Management does not expect adoption of SFAS 161, which is effective for the Company at the beginning of its fiscal year 2010, to have a material impact on the Company’s consolidated financial statements.

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

SFAS 162 The Hierarchy of Generally Accepted Accounting Principles (May 2008)

The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of FAS 162 will have a material impact on its consolidated financial statements

SFAS 163 Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (May 2008)

SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

Note 5	SALE OF SUBSIDIARY

On June 30, 2008, the Flooring Zone, Inc., (the “Company”) entered into an Exchange Agreement between The Flooring Zone, Inc. and Michael Carroll (“Carroll”), dated June 30, 2008 (the “Exchange Agreement”). The Exchange Agreement provided that in exchange for the cancellation and return to the Company treasury of 3,344,900 shares of Company common stock currently owned by Carroll the Company would deliver to Carroll 98,000,000 shares of The Flooring Zone of Georgia, Inc. (“FZ Georgia”) currently held by the Company, which represents all of the issued and outstanding common stock of FZ Georgia.

Pursuant to the terms of the Exchange Agreement, with the exception of certain accounts payable, the current and long-term liabilities of the Company, as reflected in the periodic reports of the Company, are liabilities of FZ Georgia and will continue to be liabilities of FZ Georgia. The nominal assets of the Company, as reflected in the period reports of the Company, were owned by or were transferred to the Company in connection with the Exchange Agreement. The Company did not dispose of a significant amount of its assets in connection with the Exchange Agreement. Due to the related party nature of the transaction, no gain was recognized and additional paid in capital was increased by $2,442,578.

The Flooring Zone, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

Note 6	IMPAIRMENT OF INTANGIBLE ASSETS

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. During the quarter ended June 30, 2008, the Company recorded an impairment charge of $3,384, relating to intangible assets. This amount reflects the value of certain marks we own relating to our retail floorcovering business, with the discontinuing of our operations at the end of 2007 and the selling of our subsidiary, The Flooring Zone of Georgia, Inc. we do not anticipate undertaking active operations in the retail floorcovering business in the future and therefore wrote off the value of this asset accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six months ended June 30, 2008 and 2007. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Going Concern

As shown in the financial statements we have an accumulated deficit of $3,288,197, and a negative working capital of $68,885. These factors raise substantial doubt about our ability to continue as a going concern.

We anticipate we will need to seek equity or debt financing to help satisfy our debt service and operating needs while we investigate new business opportunities. We currently have no commitments for additional equity or debt financing and there is no guarantee that we can obtain equity or debt financing on acceptable terms or at all. Should we be unable to obtain additional financing we may have to discontinue efforts to identify and pursue other opportunities to enhance shareholder value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2008 was $27,829 an increase of approximately 26% compared to the quarter ended June 30, 2007. This increase in general and administrative expense was largely the result of increased legal costs. We anticipate general and administrative expenses will remain relatively consistent with expenses incurred in the current year until such time as we identify a new business opportunity and commence active operations.

Interest Expense

Interest expense during the three months ended June 30, 2008 was $30,492 or 58% higher than during the three months ended June 30, 2007. Interest expense increased in 2008 as a result of increased related party loans and fluctuations in interest rates on those loans.

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes increased from $41,510 during the three months ended June 30, 2007 to $58,321 during the three months ended June 30, 2008. This increase in loss from continuing operations is attributable to the increases in legal expenses and interest expense discussed in the preceding paragraphs.

Gain (Loss) From Discontinued Operations, Net of Taxes

During the quarter ended June 30, 2008 we realized no gain or loss from discontinued operations, net of taxes. By comparison, during the quarter ended June 30, 2007 we realized a loss from discontinued operations, net of taxes of $31,230. The loss experienced during the three months ended June 30, 2007 was largely the result of discontinuing our retail floor covering operations.

Net Loss

For the foregoing reasons, our net loss during the three months ended June 30, 2008 was $58,321 compared to a net loss of $72,740 during the three months ended June 30, 2007.

With the discontinuance of our retail floor covering business we currently have no ability to generate revenue. It is our intention to keep operating expenses at a minimum until such time as we identify and undertake a new business opportunity that will allow us to generate revenue to meet our operational needs.

Comparison of the six months ended June 30, 2008 and 2007.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 was $39,659, an increase of 17% compared to the six months ended June 30, 2007. The increase in general and administrative expenses is primarily the result of increased legal expenses. We anticipate general and administrative expenses will remain relatively consistent throughout the remainder of 2008 until such time as we identify a new business opportunity and commence active operations.

Interest Expense

Interest expense during the six months ended June 30, 2008 was $70,598 or 8% higher than during the six months ended June 30, 2007. As noted above, interest expense increased in 2008 as a result of increased related party loans and fluctuations in interest rates on those loans.

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes increased from $99,555 during the six months ended June 30, 2007 to $110,257 during the six months ended June 30, 2008. This increase in loss from continuing operations is attributable to the increases in legal expenses and interest expense discussed in the preceding paragraphs.

Gain (Loss) From Discontinued Operations, Net of Tax

During the six months ended June 30, 2008 we realized no gain or loss from discontinued operations, net of taxes. By comparison, during the six months ended June 30, 2007 we realized a loss from discontinued operations, net of taxes of 3,741.

Net Loss

For the foregoing reasons, our net loss during the six months ended June 30, 2008 was $110,257 compared to a net loss of $103,296 during the six months ended June 30, 2007.

With the discontinuance of our retail floor covering business we currently have no ability to generate revenue. It is our intention to keep operating expenses at a minimum until such time as we identify and undertake a new business opportunity that will allow us to generate revenue to meet our operational needs.

Liquidity and Capital Resources

Our capital resources have consisted of revenues from operations, funds raised through the sale of our common stock and debt. During the fourth quarter 2005 we completed a public offering of our securities pursuant to an effective SB-2 registration statement. The funds raised in the SB-2 have since been used to fund our operations. As shown in our financial statements, we have an accumulated deficit of $3,288,197 and negative working capital of $68,885.

As of June 30, 2008 we had total assets of $600, which was all cash. During the period, we wrote off impaired intangible assets, net in the amount of $3,384. This amount reflected the value of certain marks we own relating to our retail floorcovering business, with the discontinuing of our operations at the end of 2007 and the selling of our subsidiary, The Flooring Zone of Georgia, Inc. we do not anticipate undertaking active operations in the retail floorcovering business in the future and therefore wrote off the value of this asset accordingly. Sales tax deposits of $1,593 required by the Georgia Department of Revenue were not transferred to us in connection with the sale of The Flooring Zone of Georgia, Inc.

At June 30, 2008 total liabilities were $69,485. At December 31, 2007 our total liabilities were $2,403,951. As most of our liabilities on a consolidated basis were the liabilities of our wholly-owned subsidiary, The Flooring Zone of Georgia, Inc., most of those liabilities continued with The Flooring Zone of Georgia, Inc, at the time we sold our interest in that entity.

We currently have no way to generate income to service our debt obligations. We anticipate we will need to raise additional capital to service those obligations or otherwise negotiate the satisfaction of those debts. We may seek additional equity financing through the sale of our shares or debt financing to try to meet these obligations. We currently have no commitments for additional equity or debt financing and there is no guarantee that we can obtain equity or debt financing on acceptable terms or at all. As noted above, these factors raise substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2008 and 2007 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Six months ended June 30, 2008	Six months ended June 30, 2007

Net cash provided by (used in) operating activities	$ (128,934)	$ 63,532
Net cash provided by (used in) investing activities	$ -	$ 6,000
Net cash provided by (used in) financing activities	$ 133,566	$ (88,487)

NET INCREASE (DECREASE) IN CASH	$ 4,632	$ (18,955)

As discussed herein, the primary reason for the change from net cash provided from operations to net cash used in operating activities was the increase in net loss coupled with decreases in accounts payable, bank overdrafts and accrued liabilities during the six months ended June 30, 2008.

We realized no net cash from investing activities during the six months ended June 30, 2008. By comparison we realized $6,000 in net cash from discontinued investing operations during the six months ended June 30, 2007.

During the first six months of 2008 we realized net cash of $133,566 from financing activities as a result of net borrowings on a line of credit with a related party. By comparison, during the first six months of 2007 we used cash of $88,487 in financing activities to make payments to reduce long term debt.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2008.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Line of credit-related parties	$ 46,440	$ 46,440	$ -	$ -	$ -
Total	$ 46,440	$ 46,440	$ -	$ -	$ -

Off-Balance Sheet Financing Arrangements

As of June 30, 2008 and 2007 we had no off-balance sheet financing arrangements.

Recently Issued Financial Accounting Standards

SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”) (December 2007)

These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. SFAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company does not expect the adoption of FAS 141R and FAS 160, which are effective for the Company at the beginning of its fiscal year 2010, to have a material impact on the Company’s consolidated financial statements.

SFAS 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (March 2008)

This standard requires enhanced disclosures about a company’s derivative and hedging activities. Management does not expect adoption of SFAS 161, which is effective for the Company at the beginning of its fiscal year 2010, to have a material impact on the Company’s consolidated financial statements.

SFAS 162 The Hierarchy of Generally Accepted Accounting Principles (May 2008)

The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of FAS 162 will have a material impact on its consolidated financial statements

SFAS 163 Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (May 2008)

SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

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

As of June 30, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer and principal financial officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our interim Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2008 and communicated the matters to our management and board of directors.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Item 5. Other Information

As disclosed in the Current Report of the Company on Form 8-K filed with the U.S. Securities Exchange Commission on July 8, 2008, on June 30, 2008, we entered into an Exchange Agreement between The Flooring Zone, Inc. and Michael Carroll (“Carroll”), (the “Exchange Agreement”). The Exchange Agreement provided that in exchange for the cancellation and return to the Company treasury of 3,344,900 shares of our common stock currently owned by Carroll we would deliver to Carroll 98,000,000 shares of The Flooring Zone of Georgia, Inc. (“FZ Georgia”) we currently held, which represented all of the issued and outstanding common stock of FZ Georgia.

As discussed elsewhere in this Quarterly Report, pursuant to the terms of the Exchange Agreement, with the exception of certain accounts payable, the current and long-term liabilities were liabilities of FZ Georgia and continued to be liabilities of FZ Georgia. The nominal assets reflected in our period reports were either owned by or were transferred to us in connection with the Exchange Agreement. We did not sell assets in connection with the Exchange Agreement.

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

THE FLOORING ZONE, INC.

Date:	August 8, 2008	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Executive Officer and Interim Chief Financial Officer