Form 10-Q
period 2008-09-30
FLOORING ZONE INC
filed 2008-11-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Yes ☐ No ☒

As of November 13, 2008, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

THE FLOORING ZONE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and March 31, 2008	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three month and six month periods ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month period ended September 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure about Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4. Results of Votes of Securities Holders	20

Item 5. Other Information	20

Item 6. Exhibits	24

Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

THE FLOORING ZONE, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	March 31,
	2008	2008
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$93	$33,097
Accounts receivable, net	1,961,462	1,313,638
Marketable securities-available for sale	13,114	13,450
Inventory	541,891	438,985
Prepaid expenses	391	403

Total Current Assets	2,516,951	1,799,573

PROPERTY AND EQUIPMENT, net	400,851	427,679

TOTAL ASSETS	$2,917,802	$2,227,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE FLOORING ZONE, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	March 31,
	2008	2008
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$607,750	$530,548
Accrued liabilities	40,406	307,243
Bank overdraft	126,449	-
Income taxes payable	207,959	60,667
Revolving credit line	170,047	-
Short-term debt, related party	240,859	194,571

Total Current Liabilities	1,393,470	1,093,029

TOTAL LIABILITIES	1,393,470	1,093,029

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issues and outstanding	-	-
Common shares: $0.001 par value, 100,000,000
shares authorized: 45,000,000 and 35,000,000
shares issues and outstanding, respectively	45,000	35,000
Additional paid-in capital	(121,027)	(34,827)
Accumulated other comprehensive income	46,807	95,723
Retained earnings	1,553,552	1,038,327

Total Stockholders' Equity	1,524,332	1,134,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,917,802	$2,227,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE FLOORING ZONE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Sales of goods, net	$1,930,881	$661,655	$2,879,914	$1,093,772
Sales of services, net	215,053	174,949	430,596	343,142
Total Revenues	2,145,934	836,604	3,310,510	1,436,914

COST OF SALES
Cost of goods sold	815,655	339,515	1,488,887	672,212
GROSS PROFIT	1,330,279	497,089	1,821,623	764,702

OPERATING EXPENSES

General and administrative	576,797	246,983	834,655	698,368
Payroll expenses	110,107	193,705	234,510	200,288
Depreciation expense	11,003	12,346	22,115	23,991
Total Operating Expenses	697,907	453,034	1,091,280	922,647

INCOME (LOSS) FROM OPERATIONS	632,372	44,055	730,343	(157,945)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	(1,906)	-	366	-
Interest expense	(792)	(955)	(807)	(2,506)
Total Other Income (Expense)	(2,698)	(955)	(441)	(2,506)

NET INCOME (LOSS) BEFORE INCOME TAXES	629,674	43,100	729,902	(160,451)

INCOME TAX EXPENSE	201,054	7,061	214,677	-

NET INCOME (LOSS)	$428,620	$36,039	$515,225	$(160,451)

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(67,731)	$32,340	$(48,916)	$64,680

TOTAL COMPREHENSIVE INCOME (LOSS)	$360,889	$68,379	$466,309	$(95,771)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$0.00	$0.01	$(0.00)

FULLY DILUTED INCOME (LOSS) PER SHARE	$0.01	$0.00	$0.01	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	35,027,397	35,027,397	35,027,397	35,027,397
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	35,027,397	35,027,397	35,027,397	35,027,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE FLOORING ZONE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)	$515,225	$(160,451)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation expense	$22,115	$23,991
Changes in operating assets and liabilities:
Bank overdraft	130,534	12,742
Changes in accounts receivable	$(707,993)	$(89,723)
Changes in inventory	(119,344)	(43,997)
Changes in prepaid expenses	-	-
Changes in marketable securities	(55)	(33,651)
Changes in income taxes payable	214,678	-
Changes in accounts payable and accrued liabilities	(257,058)	62,216
Net Cash Used in Operating Activities	(201,898)	(228,873)

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of fixed assets	(6,757)	(10,516)

Net Cash Used in Investing Activities	(6,757)	(10,516)

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from related party payables	-	121,924
Proceeds from revolving credit line	175,541	122,154
Net Cash Provided by Financing Activities	175,541	244,078

Effect of exchange rate changes on cash	110	(4,683)

NET INCREASE (DECREASE) IN CASH	(33,004)	6
CASH AT BEGINNING OF PERIOD	33,097	90

CASH AT END OF PERIOD	$93	$96

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$807	$2,506
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Related party payables assumed in merger	$46,288	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE FLOORING ZONE, INC. AND SUBSIDAIRY

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - EQUITY TRANSACTIONS

On September 30, 2008 the Company entered into an Acquisition Agreement with Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc. (“Profire”), subject to customary closing conditions. All conditions for closing were satisfied or waived and the transaction closed on October 9, 2008.

Pursuant to the terms and conditions of the Acquisition Agreement, 35,000,000 shares of restricted common stock of the Company were issued to the three shareholders of Profire Combustion, Inc., (the “Profire Shareholders”) in exchange for all of the issued and outstanding shares of Profire. As a result of the transaction, Profire became a wholly-owned subsidiary of the Company. For accounting purposes, Profire is considered the accounting acquirer.

In connection with the acquisition of Profire, the Company changed its fiscal year end to March 31 to coincide with Profire’s fiscal year end. It is also the Company’s plan to change its name to be similar to Profire’s name.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.

As of September 30, 2008, inventory consisted of the following:

Raw materials	$-
Finished goods	531,053
Work in process	10,838
Total	$541,891

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.0415 and 1.0279 were used to convert the Company’s September 30, 2008 and March 31, 2008 balance sheets, respectively, and the statements of operations used weighted average rates of 1.07194 and 1.0327 for the six months ended September 30, 2008 and 2007, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

Recent Accounting Pronouncements

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid. The Company is a Canadian-controlled private corporation and receives a small business deduction that applies to the first $400,000 of income. The effective rates of income tax are 29.4% and 17.1% for the periods ended September 30, 2008 and March 31, 2008, respectively.

NOTE 4 – RELATED PARTY PAYABLES

In 2008, two of the stockholders lent funds of $200,000 Canadian Dollars (the Company’s functional currency) by way of an unsecured promissory note, which is non-interest bearing and is due March 30, 2009. The $200,000 balance was converted at a rate of 1.05853 to $188,941 US Dollars for balance sheet reporting as of September 30, 2008.

As of September 30, 2008, the Company also owes a shareholder $51,918 for cash advances. The advances are non interest bearing, unsecured and due upon demand. Imputed interest was calculated on the shareholder loans as of the dates of the balance sheets using the prime rate in effect as of the date of the note and was determined by management to have an immaterial impact on the financial statements.

NOTE 5 – REVOLVING LINE OF CREDIT

In 2008, the Company obtained a revolving line of credit for working capital purposes. The Company owes $180,000 Canadian Dollars (the Company’s functional currency) which is secured with the Company’s assets and bears interest at market rates. The $180,000 balance was converted at a rate of 1.05853 to $170,047 US Dollars for balance sheet reporting as of September 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six months ended September 30, 2008 and 2007. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

General

On September 30, 2008 the Flooring Zone, Inc. entered into an Acquisition Agreement with Profire Combustion, Inc., an Alberta, Canada corporation, under which The Flooring Zone, Inc. acquired 100% of the outstanding common shares of Profire Combustion, Inc. in exchange for the issuance of 35,000,000 common shares.

Following the closing of the Acquisition Agreement, the three Profire Combustion, Inc. shareholders held 78% of The Flooring Zone, Inc. common stock outstanding after the transaction. As a result, Profire Combustion, Inc. is considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements are the financial statements of Profire Combustion, Inc. for all periods presented.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007.

Total Revenues

During the quarter ended September 30, 2008 total revenues were $2,145,934, compared to $836,604 during the quarter ended September 30, 2007. The increase in total revenues is primarily attributable to a 192% increase in sales of goods during the quarter ended September 30, 2008. This significant increase in sales was the result of our hiring additional sales staff and our efforts to expand our geographical sales area. During the quarter ended September 30, 2007, product sales accounted for 79% of total revenues and service sales accounted for 21% of total revenue. During the quarter ended September 30, 2008, product sales accounted for 90% of total revenues. Services revenue increased 23% compared to 2007, but accounted for only 10% of total revenue. The decrease in services revenues as a percentage of total revenues is directly related to a shift in our business model to focus our efforts to establishing ourselves as a product manufacturer and retailer. We expect total revenues will continue to grow as we continue to expand our operations.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2008 was $815,655 compared to $339,515 during the three months ended September 30, 2007. This 140% increase is the result of the increase in general sales as well as sales of certain systems needing assembly, certain specialized components, storage and factory space and the associated labor to perform these functions. During the three months ended September 30, 2008, cost of goods sold as a percentage of total revenues was 38% of total revenue compared to 41% during the three months ended September 30, 2007. We anticipate as product sales increase cost of goods sold will also increase, although we expect as a percentage of total revenues cost of goods sold will remain fairly consistent.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 were $576,797, a $329,814 or 133% increase compared to the same three month period ended September 30, 2007. This increase in general and administrative expense was largely the result of a general increase in operational activity, including increasing service personnel labor costs, increasing transportation, shipping and fuel expenses and the expansion of our distribution territory. We expect general and administrative expenses will continue to increase at the same or higher rates as we continue to expand our business.

Payroll Expense

Payroll expense during the three months ended September 30, 2008 was $110,107 or 43% lower than during the three months ended September 30, 2007. This decrease in payroll expense was the result of a one-time bonus payment to Harold Albert in the amount of $169,000 during the second fiscal quarter 2007. Excluding this bonus payment, payroll expenses for the second fiscal quarter 2008 were $58,893 higher as a result of both an increase in the number of employees and increases to the salaries of existing employees. We anticipate payroll expense will continue to be higher in the 2008 fiscal year as compared to the 2007 fiscal year.

Net Income (Loss) Before Income Tax

As a result of the 192% increase in total revenue, which was only partially offset by the 140% increase in cost of goods sold and the 54% increase in total operating expenses, net income before income taxes increased to $629,674 during the three months ended September 30, 2008 compared to $43,100 during the three months ended September 30, 2007.

Income Tax Expense

Income tax expense increased $193,993 during the quarter ended September 30, 2008. This increase in income tax expense is the result of the increase in net income. We anticipate that as revenues increase, income tax expense will also be higher.

Foreign Currency Translation Gain (Loss)

The consolidated financial statements are presented in U.S. dollars. Our functional currency is Canadian dollars. The financial statements of the Company were translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statement of operations and comprehensive income.

Therefore, the translation adjustment in the consolidated financial statements represents the translation differences from translation of our financial statements. As a result, the translation adjustment is commonly, but not always, positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements.

Total Comprehensive Income

For the foregoing reasons, our total comprehensive income was $360,889 during the three months ended September 30, 2008 compared to $68,379 during the three months ended September 30, 2007.

Comparison of the six months ended September 30, 2008 and 2007.

Total Revenues

During the six months September 30, 2008 total revenues were $3,310,510 compared to $1,436,914 during the six months ended September 30, 2007. The increase in total revenues is primarily attributable to a 130% increase in sales of goods during the six month period ended September 30, 2008. This significant increase in sales was the result of our hiring additional sales staff and our efforts to expand our geographical sales area. During the six months ended September 30, 2007, product sales accounted for 76% of total revenues and service accounted for 24% of total revenue. By comparison, during the six months ended September 30, 2008, product sales accounted for 87% of total revenues. Services revenue increased 25% compared to 2007, but accounted for only 13% of total revenue. The decrease in services revenues as a percentage of total revenues is directly related to a shift in our business model to focus our efforts to establishing ourselves as a product manufacturer and retailer. We expect total revenues will continue to grow as we continue to expand our operations.

Cost of Goods Sold

Cost of goods sold during the six months ended September 30, 2008 was $1,488,887 compared to $672,212 during the six months ended September 30, 2007. This 121% increase is the result of the increase of sales of certain systems needing assembly, certain specialized components, storage and factory space and the associated labor to perform these functions. During the six month period ended September 30, 2008, cost of goods sold as a percentage of total revenues was 45% of total revenue compared to 47% during the three months ended September 30, 2007. We anticipate as product sales increase cost of goods sold will also increase, although we expect as a percentage of total revenues cost of goods sold will remain fairly consistent.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2008 were $834,655 a $136,287 increase compared to the same six month period ended September 30, 2007. This increase in general and administrative expense was largely the result of a general increase in operational activity, including increasing service personnel labor costs, increasing transportation, shipping and fuel expenses and the expansion of our distribution territory. We expect general and administrative expenses will continue to increase at the same or higher rates as we continue to expand our business.

Payroll Expense

Payroll expense during the six months ended September 30, 2008 was $234,510 or 17% higher than during the six months ended September 30, 2007. This increase in payroll expense was the result of both the hiring of additional employees and wage increases for existing employees and management. We anticipate payroll expense will remain higher during the remainder of the current fiscal year.

Net Income (Loss) Before Income Tax

As a result of the 130% increase in total revenue, which was only partially offset by the 121% increase in cost of goods sold and the 18% increase in total operating expenses, net income before income taxes increased was $729,902 during the six months ended September 30, 2008 compared to a net loss before income taxes of $160,451 during the six months ended September 30, 2007.

Income Tax Expense

Income tax expense during the six months ended September 30, 2008 was $214,677. Because we incurred a loss before income tax during the six months ended September 30, 2007 we did not incur income tax expense during that period. We anticipate income taxes will continue to be higher as compared to last year as a result of increased revenue.

Foreign Currency Translation Gain (Loss)

The consolidated financial statements are presented in U.S. dollars. Our functional currency is Canadian dollars. The financial statements of the Company were translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statement of operations and comprehensive income.

Therefore, the translation adjustment in the consolidated financial statements represents the translation differences from translation of our financial statements. As a result, the translation adjustment is commonly, but not always, positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements.

Total Comprehensive Income (Loss)

For the foregoing reasons, our total comprehensive income was $466,309 during the six months ended September 30, 2008 compared to a total comprehensive loss of $95,771 during the six months ended September 30, 2007.

Liquidity and Capital Resources

Since inception, the operations of the Company have been financed primarily from cash flow from operations and loans from Company executives. We have a revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows. Subsequent to the quarter end, the limit of this revolving credit line was raised from $200,000 to $400,000.

As of September 30, 2008 we had total assets of $2,917,802 including cash and cash equivalents of $93. At September 30, 2008 total liabilities were $1,393,470, all of which were current liabilities.

During the six months ended September 30, 2008 and 2007 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2008	Six months ended September 30, 2007

Net cash (used in) operating activities	$(201,898)	$(228,873)
Net cash (used in) investing activities	$(6,757)	$(10,516)
Net cash provided by financing activities	$175,541	$244,078
Effect of exchange rate changes on cash	$110	$(4,683)

NET INCREASE (DECREASE) IN CASH	$(33,004)	$6

With our efforts to grow our business and the shift in our business model to focus more on manufacturing and product sales, net cash used in our operating activities increased 17%. This increase was primarily the result of increases in inventory and trade receivables, which was partially offset by an increase in accounts payable. As noted above, from time to time we may also draw down on our revolving credit line to meet short-term cash needs. Accounts receivable continue to increase year to year and these could be factored if needed to provide cash flow but to date have not been needed. We have no current capital commitments outside of general operations and do not anticipate any in the near future.

During the six months ended September 30, 2008 we acquired fixed assets in the amount of $6,757. During the six months ended September 30, 2007 we acquired fixed assets in the amount of $10,516.

During the six months ended September 30, 2008 we realized $175,541 net cash from financing activities from our revolving credit line and related party payables compared to $244,078 during the six months ended September 30, 2007.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2008.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	1-3 years	3-5 years	More than 5 years

Revolving credit line	$ 170,047	$ 170,047	$ -	$ -	$ -
Short term debt-related parties	$ 240,859	$ 240,859	$ -	$ -	$ -
Total	$ 410,906	$ 410,906	$ -	$ -	$ -

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

As of September 30, 2008 and 2007 we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

None of the above new pronouncements has current application to the Company, but may be applicable to our future financial reporting.

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

As of September 30, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer and principal financial officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our interim Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2008 who communicated the matters to our management and board of directors.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Risks Relating to Profire’s Business

Profire’s business and financial condition could be materially impacted if it loses the services of certain employees. Profire’s success depends to a significant extent upon the expertise and continued service of Harold Albert, its President and COO and Alan Johnson, its development engineer. While Profire is endeavoring to train other individuals who could provide the services and expertise of Mr. Albert or Mr. Johnson, the loss of their services at the present time would have a material adverse impact on Profire’s growth, product development, revenues and prospective business. Profire does not currently have an employment agreement with Mr. Johnson, nor does it currently maintain key-man insurance on any of its employees. Although it does not solve the potential problem of a loss of the services of Mr. Albert or Mr. Johnson, Profire intends to seek key-man insurance on these individuals, and perhaps others, to help in the case of such an event.

Profire’s inability to attract and retain skilled workers may impair growth potential and profitability. Profire’s ability to remain productive and profitable will depend substantially on its ability to attract and retain skilled workers. Profire’s ability to expand its operations is in part impacted by its ability to increase its labor force. The demand for skilled oilfield employees is high, and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in its skilled labor force, increases in the wage rates paid by it, or both. If either of these events were to occur, Profire’s capacity and profitability could be diminished, and its growth potential could be impaired.

The concentration of Profire’s customers in one industry and one region may impact overall exposure to credit risk. Substantially all of Profire’s customers operate in the energy industry in Western Canada. This concentration of customers in one industry and one region may impact Profire’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Profire performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables.

Profire’s business has potential liability for litigation, personal injury and property damage claims assessments. Profire’s operations involve exposure to inherent risks, including explosions and fires. If any of these events were to occur, it could result in liability for personal injury and property damage, pollution or other environmental hazards or loss of production. Litigation may arise from a catastrophic occurrence at a location where Profire’s equipment and services are used. This litigation could result in large claims for damages. The frequency and severity of such incidents could affect Profire’s operating costs, insurability and relationships with customers, employees and regulators. These occurrences could have a material adverse effect on Profire. Profire maintains what it believes is prudent insurance protection. We cannot assure you that Profire will be able to maintain adequate insurance in the future at rates it considers reasonable or that its insurance coverage will be adequate to cover future claims and assessments that may arise.

Some of Profire’s products use equipment and materials that are available from a limited number of suppliers. Profire purchases equipment provided by a limited number of manufacturers who specialize in combustion burner equipment. During periods of high demand, these manufacturers may not be able to meet its requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment. There are a limited number of suppliers for certain materials used in burner management systems, Profire’s largest product line. While these materials are generally available, supply disruptions can occur due to factors beyond Profire’s control. Such disruptions, delayed deliveries, and higher prices could limit its ability to provide services, or increase the costs of providing services, thus reducing revenues and profits.

If Profire is unable to expand into new markets, its ability to grow its business and profitably as planned could be materially adversely affected. Profire intends to pursue an aggressive growth strategy for the foreseeable future. Projected future operating results will depend largely upon Profire’s ability to expand to new markets and increase sales. To support this growth, Profire will increase its marketing expenditures, add new employees and open additional offices. There can also be no assurance that Profire will be able to expand its market share in its existing markets or successfully enter new or contiguous markets. Nor can there be any assurance that such expansion will not adversely affect its profitability and results of operations. If Profire is unable to manage its growth effectively, its business, results of operations and financial condition could be materially adversely affected.

If Profire is unable to manage growth effectively, its business, results of operations and financial condition could be materially adversely affected. Its ability to successfully expand to new markets is dependent on a number of factors including:

•	the ability to hire, train and assimilate new employees;
•	the adequacy of our financial resources;
•	the ability to correctly identify and exploit new geographical markets and to successfully compete in those markets

There can be no assurance that Profire will be able to achieve the planned expansion, that its products will gain access to new markets or be accepted in new marketplaces or that in new markets it will achieve planned operating results or results comparable to those it experiences in existing markets.

Changes in the level of capital spending by its customers could negatively impact Profire’s business and financial condition. Profire’s principal customers are oil and natural gas exploration and production companies. Profire’s results of operations are dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. Low commodity prices have the potential to reduce the amount of crude oil and natural gas that Profire’s customers can produce economically. While its products actually enhance the efficiency of their wells, we believe a prolonged downturn in the levels of the capital spending of Profire’s customers could lead to reductions in the capital spending budgets of its clients and reductions in the demand for its products and services.

Risks Relating to our Stock

Liquidity of Common Stock. Our common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange. Moreover, a significant percentage of the outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the SEC under the Securities Act. These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

Our management has a substantial ownership interest, and the availability of the Company’s common stock to the investing public may be limited. The availability of Flooring Zone common stock to the investing public may be limited to those shares not held by our executive officers, directors and their affiliates, which could negatively impact its trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

You may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks. Once common stock is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

              There is no assurance that our common stock will remain on the OTC Bulletin Board. In order to maintain the quotation of our shares of common stock on the OTC Bulletin Board, we must remain a reporting company under the Exchange Act. This requires us to comply with the periodic reporting and proxy statement requirements of the Exchange Act. If we fail to do so, it is possible that our common stock could be removed from the OTC Bulletin Board and then be traded on the Pink Sheets. In either venue, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 9, 2008, we issued 35,000,000 shares to acquire all of the outstanding capital stock of Profire Combustion, Inc. from its three shareholders. These shares were issued without registration under the Securities Act of 1933 to one U.S. person in reliance upon Section 4(2) of the Securities Act of 1933 and to two non U.S. persons in reliance on Regulation S of rules and regulations promulgated under the Securities Act of 1933.

Item 4. Results of Votes of Security Holders

On October 31, 2008 stockholders holding approximately 82% of our outstanding common stock executed written consents approving an amendment to our Articles of Incorporation to change the name of the Company from “The Flooring Zone, Inc.” to “Profire Energy, Inc.” or such other similar name as the board of directors may deem appropriate. The consents constitute the only approval required under Nevada corporate law and our existing Articles of Incorporation and Bylaws to effect the name change. Pursuant to Rule 14c-2 of the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) stockholder approval of the amendment will not become effective until 21 calendar days after the date we mail an information statement to our stockholders.

Item 5. Other Information

Acquisition of Profire Combustion, Inc.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2008, on September 30, 2008 the Company entered into an Acquisition Agreement among The Flooring Zone, Inc. and Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc. (the “Acquisition Agreement”), subject to customary closing conditions. All conditions for closing were satisfied or waived by, and the transaction closed on October 9, 2008.

Pursuant to the terms and conditions of the Acquisition Agreement, 35,000,000 shares of our restricted common stock were issued to the three shareholders of Profire Combustion, Inc., (the “Profire Shareholders”) in exchange for all of the issued and outstanding shares of Profire Combustion, Inc. (“Profire”). As a result of the transaction, Profire became a wholly-owned subsidiary of The Flooring Zone. For accounting purposes, Profire is considered the accounting acquirer.

At the closing of the Acquisition Agreement, Andrew Limpert resigned as the Company’s interim Chief Executive Officer and President. The board of directors appointed Brenton W. Hatch, the Chief Executive Officer of Profire, as the Chief Executive Officer and President of the Company. The board of directors appointed Harold Albert, the President and Chief Operating Officer of Profire, as the Chief Operating Officer of the Company. Mr. Limpert, who had been acting as the Company’s interim Chief Financial Officer has now been named as the Chief Financial Officer on a permanent basis. Mr. Limpert will continue as a director of the Company. On October 9, 2008, Joel Arline tendered his resignation as a director of the Company.

The description of the Acquisition Agreement contained in this report is only a summary of that document and is qualified in its entirety by reference to the terms of the Acquisition Agreement among The Flooring Zone, Inc. and Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc., dated September 30, 2008, a copy of which was filed as an exhibit to the Current Report on Form 8-K of the Company filed on October 14, 2008.

Appointment of New Directors

On November 12, 2007 the board of directors appointed Brenton W. Hatch and Harold Albert as directors of the Company to fill vacant directorships. In accordance with the requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14f-1 promulgated under the Exchange Act, on October 31, 2008, the Company mailed to its stockholders an information statement on Schedule 14F-1 disclosing that it was the board of directors’ intention to appoint Mr. Hatch and Mr. Albert to the board of directors of the Company following the expiration of a 10-day mailing period as provided in Rule 14f-1. Following is certain biographical information about Mr. Hatch and Mr. Albert.

Brenton W. Hatch. Mr. Hatch co-founded Profire Combustion, Inc. in 2002. Since that time he has served as the Chief Executive Officer and General Manager of the Company. Mr. Hatch has been responsible for the day-to-day operations of Profire since its inception. Prior to founding Profire, between 2001 and 2002 Mr. Hatch was a Management Consultant and General Manager of Titan Technologies, Inc., an oilfield service and distribution company in Edmonton, Alberta, Canada. In this position, Mr. Hatch performed an in-depth analysis of the operations and management of all divisions of Titan Technologies. Based on his analysis, Mr. Hatch implemented company-wide operational changes to improve company performance. From 1989 to 2000 Mr. Hatch served as President and Chief Executive Officer of Keaton International, Inc., an educational services company based in Edmonton, Alberta, Canada. Mr. Hatch managed all executive functions of the company and particularly focused on the development and management of the company’s educational services. During his time at Keaton International, Mr. Hatch led corporate networking and marketing campaigns world-wide. Mr. Hatch earned a Bachelor’s Degree in Education from the University of Alberta in 1974. Mr. Hatch is not a nominee or director of any other SEC registrant.

Harold Albert. Mr. Albert co-founded Profire Combustion, Inc. in 2002. He has served as the President and Chief Operating Officer of Profire since that time. Mr. Albert is responsible for research and development of new products and services. He oversees the Company’s Canadian operations. Prior to founding Profire, from 1996 to 2002, Mr. Albert worked in the oil services industry for Titan Technologies, Inc. During that time Mr. Albert served as an Associate Manager overseeing the company’s burner division. From 1993 to 1996 Mr. Albert was employed with Natco Canada doing startup and commissioning of oil and gas facilities in both Canada and Russia. Mr. Albert is not a nominee or director of any other SEC registrant.

There are no family relationships among Mr. Hatch, Mr. Albert and any of our other directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years neither Mr. Hatch nor Mr. Albert has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not subsequently been reversed, suspended, or vacated.

Employment Agreements

On November 14, 2008 we entered into employment agreements with the following officers of the Company, Brenton W. Hatch and Harold Albert. The following table discloses the corporate offices and annual salary set forth in the employment agreement of Mr. Hatch and Mr. Albert. Each of Mr. Hatch and Mr. Albert was serving in such capacity prior to entering the employment agreements.

Name	Corporate Office	Annual Salary (USD)

Brenton W. Hatch	Chief Executive Officer and President of The Flooring Zone, Inc. Chief Executive Officer, Secretary and Treasurer of Profire Combustion, Inc.	$204,000

Harold Albert	Chief Operating Officer of The Flooring Zone, Inc. President and Chief Operating Officer of Profire Combustion, Inc.	$204,000

Except as set forth in the above table, or as specifically addressed below, the terms and conditions of the employment agreement of each of the above-named officers are the same in all material respects.

The employment agreements provide for employment on a full-time basis for a period of three calendar years from the date of the agreements, unless terminated in accordance with the terms of the agreement. The agreements shall be self-renewing for additional one year periods for ten years, unless terminated in accordance with the terms of the agreements.

The employment agreements provide that both individuals will devote on a full-time basis, their best ability and talents to the business of the Company. The agreements prohibit the individuals from providing consulting services or accepting employment with any other party unless pre-approved by the Company.

In addition to a monthly salary, the agreements provide for reimbursement of all reasonable and necessary out-of-pocket personal expenses up to $3,000 per month. Expense items exceeding $3,000 must receive Company approval. The agreements provide for an $800 per month auto allowance. The agreements provide that the individual shall be entitled to equal treatment with other principal officers of the Company with regard to medical and dental plans and benefits, retirement or similar plans, life insurance, sick leave, vacation or disability. Currently the Company will provide $1,000 per month for health/dental premiums and $1,000 per month matching retirement benefits when the Company establishes such a plan.

The agreements and, as detailed below, all obligations thereunder may be terminated upon the occurrence of the following events.

•	Without cause by the Company upon 90 days prior written notice. If terminated without cause, the individual shall be entitled to six months salary and health and other benefits.
•

For cause upon prior written notice. If terminated for cause the individual shall be entitled to his salary and any employee rights or compensation which would vest in the month of termination pro-rated through the date of termination.

•

By resignation. If the individual resigns, he shall be entitled to receive his current monthly salary and other compensation. In the event of a resignation, employment shall terminate on the earlier of, 30 days following its tender and the date the resignation is accepted by the Company.

•

For disability or death. The Company shall have the option to terminate the agreement should the individual no longer be able to perform his essential functions. In the event of termination for death or disability the individual shall be entitled to the same compensation and benefits as if the agreement had been terminated without cause.

The employment agreements also contain confidentiality, non-disclosure, non-compete, non-solicitation and intellectual property assignment provisions.

The descriptions of the employment agreements are only summaries of those documents and are qualified in their entirety by reference to the terms of the employment agreements, copies of which are attached as exhibits to this report.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1	Employment Agreement –Brenton W. Hatch

Exhibit 10.2	Employment Agreement – Harold Albert

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

THE FLOORING ZONE, INC.

Date:	November 14, 2008	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 14, 2008	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer