Form 10-Q
period 2008-12-31
PROFIRE ENERGY INC
filed 2009-02-13
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 333-119234

PROFIRE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1245 Brickyard Road, Suite 590
Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

(801) 433-2000

(Registrant’s telephone number, including area code)

The Flooring Zone, Inc.

(Former name, if changed since last report)

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

As of February 4, 2009, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.

(FKA THE FLOORING ZONE, INC.)

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and March 31, 2008	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three month and nine month periods ended December 31, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure about Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4. Results of Votes of Securities Holders	20

Item 6. Exhibits	20

Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	March 31,
	2008	2008
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$27,275	$33,097
Accounts receivable, net	1,561,711	1,313,638
Marketable securities-available for sale	11,342	13,450
Inventory	662,156	438,985
Prepaid expenses	338	403

Total Current Assets	2,262,822	1,799,573

PROPERTY AND EQUIPMENT, net	338,915	427,679

TOTAL ASSETS	$2,601,737	$2,227,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	March 31,
	2008	2008
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$495,970	$530,548
Accrued liabilities	54,878	307,243
Bank overdraft	-	-
Income taxes payable	308,163	60,667
Revolving credit line	114,010	-
Short-term debt, related party	136,489	194,571

Total Current Liabilities	1,109,510	1,093,029

TOTAL LIABILITIES	1,109,510	1,093,029

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000 and 35,000,000
shares issued and outstanding, respectively	45,000	35,000
Additional paid-in capital	(121,027)	(34,827)
Accumulated other comprehensive income (loss)	(171,367)	95,723
Retained earnings	1,739,621	1,038,327

Total Stockholders' Equity	1,492,227	1,134,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,601,737	$2,227,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUES
Sales of goods, net	$1,355,482	$1,248,745	$4,235,396	$2,342,517
Sales of services, net	233,548	253,445	664,144	596,587

Total Revenues	1,589,030	1,502,190	4,899,540	2,939,104

COST OF SALES

Cost of goods sold	624,441	762,253	2,113,328	1,434,465

GROSS PROFIT	964,589	739,937	2,786,212	1,504,639

OPERATING EXPENSES

General and administrative expenses	459,033	110,294	1,293,688	808,662
Payroll expenses	154,884	138,482	389,394	338,770
Depreciation expense	9,158	13,461	31,273	37,452

Total Operating Expenses	623,075	262,237	1,714,355	1,184,884

INCOME FROM OPERATIONS	341,514	477,700	1,071,857	319,755

OTHER INCOME (EXPENSE)

Gain (loss) on sale of fixed assets	(20)	1	346	1
Interest expense	(4,209)	(5,759)	(5,016)	(8,265)

Total Other Income (Expense)	(4,229)	(5,758)	(4,670)	(8,264)

NET INCOME BEFORE INCOME TAXES	337,285	471,942	1,067,187	311,491

INCOME TAX EXPENSE	151,216	62,298	365,893	62,298

NET INCOME	$186,069	$409,644	$701,294	$249,193

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(218,174)	$74,050	$(267,090)	$138,730

TOTAL COMPREHENSIVE INCOME (LOSS)	$(32,105)	$483,694	$434,204	$387,923

BASIC EARNINGS PER SHARE	$0.00	$0.01	$0.01	$0.01

FULLY DILUTED INCOME PER SHARE	$0.00	$0.01	$0.01	$0.01

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	37,547,945	45,000,000	37,547,945
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	37,547,945	450,000,000	37,547,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income	$701,294	$249,193
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	31,273	37,452
Changes in operating assets and liabilities:
Bank overdraft	-	(17,309)
Changes in accounts receivable	(515,991)	(684,405)
Changes in inventory	(330,279)	(103,520)
Changes in prepaid expenses	(52)	(269)
Changes in marketable securities	-	(35,470)
Changes in income taxes payable	346,778	19,604
Changes in accounts payable and accrued liabilities	(261,919)	258,717

Net Cash Provided by (Used in) Operating Activities	(28,896)	(276,007)

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of fixed assets	(8,078)	(49,305)

Net Cash Used in Investing Activities	(8,078)	(49,305)

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from related party payables	-	202,409
Repayment of related party payables	(91,937)	-
Proceeds from revolving credit line	128,296	58,917

Net Cash Provided by Financing Activities	36,359	261,326

Effect of exchange rate changes on cash	(5,207)	97,418

NET INCREASE (DECREASE) IN CASH	(5,822)	33,432
CASH AT BEGINNING OF PERIOD	33,097	82

CASH AT END OF PERIOD	$27,275	$33,514

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$5,016	$8,265
Income Taxes	$118,397	$-

NON CASH FINANCING ACTIVITIES:

Related party payables assumed in merger	$46,288	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.
6

PROFIRE ENERGY, INC. AND SUBSIDIARY

(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

In connection with the acquisition of Profire, the Company changed its fiscal year end to March 31 to coincide with Profire’s fiscal year end. During the quarter the Company changed its name to Profire Energy, Inc.

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

PROFIRE ENERGY, INC. AND SUBSIDIARY

(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)

Notes to the Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.

As of December 31, 2008 inventory consisted of the following:

Raw materials	$-
Finished goods	648,913
Work in process	13,243
Total	$662,156

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.224 and 0.9881 were used to convert the Company’s December 31, 2008 and March 31, 2008 balance sheets, respectively, and the statements of operations used weighted average rates of 1.087706 and 1.030019 for the nine months ended December 31, 2008 and 2007, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

Recent Accounting Pronouncements

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

PROFIRE ENERGY, INC. AND SUBSIDIARY

(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)

Notes to the Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid. The Company is a Canadian-controlled private corporation and receives a small business deduction that applies to the first $400,000 of income. The effective rates of income tax are 44.5% and 17.1% for the periods ended December 31, 2008 and March 31, 2008, respectively.

Through September 30, 2008, the Company was subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid. The Company was a Canadian-controlled private corporation. Effective October 1, 2008, as a result of the merger, the company anticipates filing a consolidated U.S. income tax return on its worldwide income and expect to receive a credit for any foreign taxes paid, Canadian or otherwise. The Company has adopted the liability method under FAS 109 account for deferred to income taxes. As of December 31, 2008, deferred income taxes were nominal since differences in the bases of assets and liabilities for income tax purposes versus financial reporting purposes are immaterial.

NOTE 4 – RELATED PARTY PAYABLES

In 2008, two of the stockholders lent funds of $200,000 Canadian Dollars (the Company’s functional currency) by way of an unsecured promissory note, which is non-interest bearing and is due March 30, 2009. The Company repaid $100,000 Canadian during the nine months ended December 31, 2008. The $100,000 balance was converted at a rate of 1.224 to $81,699 US Dollars for balance sheet reporting as of December 31, 2008.

As of December 31, 2008, the Company also owes a shareholder $54,790 for cash advances. The advances are non interest bearing, unsecured and due upon demand. Imputed interest was calculated on the shareholder loans as of the dates of the balance sheets using the prime rate in effect as of the date of the note and was determined by management to have an immaterial impact on the financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY

(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – REVOLVING LINE OF CREDIT

In 2008, the Company obtained a revolving line of credit for working capital purposes. The Company owes $139,548 Canadian Dollars (the Company’s functional currency) which is secured by the Company’s assets and bears interest at the market rate of approximately 6%. The $139,548 balance was converted at a rate of 1.224 to $114,010 US Dollars for balance sheet reporting as of December 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and nine months ended December 31, 2008 and 2007. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on October 14, 2008, as amended on October 21, 2008.

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

General

On September 30, 2008 the Company entered into an Acquisition Agreement with Profire Combustion, Inc., an Alberta, Canada corporation, under which the Company acquired 100% of the outstanding common shares of Profire Combustion, Inc. in exchange for the issuance of 35,000,000 common shares.

Following the closing of the Acquisition Agreement, the three Profire Combustion, Inc. shareholders held 78% of the Company’s common stock outstanding after the transaction. As a result, Profire Combustion, Inc. is considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements are the financial statements of Profire Combustion, Inc. for all periods presented.

Results of Operations

Comparison of the three months ended December 31, 2008 and 2007.

Total Revenues

Our total revenues during the quarter ended December 31, 2008 increased nearly 6% compared quarter ended December 31, 2007. We have worked to expand our operations during the past year. This 6% increase is significantly lower than we have experienced in recent quarters. We believe the smaller increase in revenue compared to the prior quarters of the current fiscal year is primarily attributable to current economic conditions and reaction to the steep declines in oil price. We believe some customers are delaying projects as they wait to see what will happen with oil prices and demand before committing to new capital expenditures. During the quarter ended December 31, 2007, product sales accounted for 83% of total revenues and service sales accounted for 17% of total revenue. During the quarter ended December 31, 2008 the mix of product and service sales were nearly unchanged, with product sales at 85% of total revenues and service sales accounting for 15% of total revenue. We believe the decrease in services revenues as a percentage of total revenues is related to a shift in our business model to focus our efforts to establishing ourselves as a product manufacturer and retailer. This shift, was somewhat offset by the seasonal nature of our product sales, coupled with the effects of the economic slowdown, which has some clients are delaying product purchases. We expect total revenues will grow as we continue to expand our operations, however, with the drop in oil prices and the general economic slowdown, we expect revenue growth to be more modest in the upcoming year, as a percentage, than it was in the prior year.

Cost of Goods Sold

Cost of goods sold during the three months ended December 31, 2008 was $624,441 compared to $762,253 during the three months ended December 31, 2007. This 18% decrease is the result of pricing volume discounts from certain suppliers that offered incentives to buy inventory in greater quantity during the period and more efficiency relating to assembly of components before sale and installation. During the three months ended December 31, 2008, cost of goods sold as a percentage of total revenues was 39% of total revenue compared to 51% during the three months ended December 31, 2007. We anticipate as product sales increase cost of goods sold will also increase, although we expect, as a percentage of total revenues, cost of goods sold will remain fairly consistent.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2008 were $459,033, a $348,739 or 316% increase compared to the same three month period ended December 31, 2007. This increase in general and administrative expense was largely the result of non-recurring charges associated with the acquisition of Profire Combustion, Inc., the purchase of a new accounting system and losses realized on currency exchanges between the Canadian and US dollars. We expect general and administrative expenses will increase at more normalized rates as a function of sales growth as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the three months ended December 31, 2008 increased less than 12% to $154,884 compared to the three months ended December 31, 2007. We anticipate payroll expense will continue to be somewhat higher through the remainder of the current fiscal year as compared to our prior fiscal year.

Net Income (Loss) Before Income Tax

The nearly 6% increase in total revenue and 18% decrease in cost of goods sold were insufficient to offset the 138% increase in total operating expenses. As a result net income before income taxes decreased 29% to $337,285 during the three months ended December 31, 2008.

Income Tax Expense

Income tax expense increased $88,918 to $151,216 during the quarter ended December 31, 2008. This increase in income tax expense is the result of the proportional decrease in direct and indirect expenses coupled with the increase in revenue. We anticipate that as revenues increase, income tax expense will also be higher.

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

During the nine months ended December 31, 2008, we recognized a foreign currency translation loss $218,174 compared to foreign currency translation gain of $74,050 during the nine months ended December 31, 2007.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a total comprehensive loss was $32,105 during the three months ended December 31, 2008 compared to total comprehensive income of $483,694 during the three months ended December 31, 2007.

Comparison of the nine months ended December 31, 2008 and 2007.

Total Revenues

During the nine months December 31, 2008 total revenues were $4,899,540 compared to $2,939,104 during the nine months ended December 31, 2007. The increase in total revenues is primarily attributable to a 67% increase in sales of goods during the nine month period ended December 31, 2008. This significant increase in sales was the result of our hiring additional sales staff and our efforts to expand our geographical sales area. During the nine months ended December 31, 2007, product sales accounted for 79% of total revenues. By comparison, during the nine months ended December 31, 2008, product sales accounted for 86% of total revenues. While service revenue increased 11% from 2007 to 2008, it accounted for only 14% of total revenue, compared to 21% during 2007. The decrease in services revenues as a percentage of total revenues is directly related to a shift in our business model to focus our efforts to establishing ourselves as a product manufacturer and retailer. We expect total revenues will continue to grow as we continue to expand our operations.

Cost of Goods Sold

Cost of goods sold during the nine months ended December 31, 2008 was $2,113,328 compared to $1,434,465 during the nine months ended December 31, 2007. This 47% increase is the result of increased sales of certain systems needing assembly, certain specialized components, storage and factory space and the associated labor to perform these functions. During the nine month period ended December 31, 2008, cost of goods sold as a percentage of total revenues was 43% compared to 49% during the three months ended December 31, 2007. We anticipate as product sales increase cost of goods sold will also increase, although we expect as a percentage of total revenues cost of goods sold will remain fairly consistent.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2008 were $1,293,688 a $485,026 or 60% increase compared to the same nine month period ended December 31, 2007. This increase in general and administrative expense was largely the result of a general increase in operational activity, including increasing service personnel labor costs, increasing transportation, shipping and fuel expenses and the expansion of our distribution territory. We also had expenses associated with our acquisition of Profire Combustion, Inc., a new computerized accounting system and currency conversion losses. We expect general and administrative expenses will continue to increase at the same or higher rates as we continue to expand our business.

Payroll Expense

Payroll expense during the nine months ended December 31, 2008 was $389,394 or 15% higher than during the nine months ended December 31, 2007. This increase in payroll expense was the result of both the hiring of additional employees and wage increases for existing employees. We anticipate payroll expense will remain higher during the remainder of the current fiscal year.

Net Income (Loss) Before Income Tax

As a result of the 67% increase in total revenue, which was only partially offset by the 47% increase in cost of goods sold and the 45% increase in total operating expenses, net income before income taxes increased $755,696 during the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

Income Tax Expense

Income tax expense during the nine months ended December 31, 2008 was $365,893 compared to $62,298 during the nine months ended December 31, 2007. We anticipate income taxes will continue to be higher as compared to last year as a result of increased net income and because we have used up tax credit carryovers from prior years.

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

During the nine months ended December 31, 2008, we recognized a foreign currency translation loss of $267,090 compared to foreign currency translation gain of $138,730 during the nine months ended December 31, 2007.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a $46, 281 increase in total comprehensive income to $434,204 during the nine months ended December 31, 2008 compared to a total comprehensive income of $387,923 during the nine months ended December 31, 2007.

Liquidity and Capital Resources

Since inception, the operations of the Company have been financed primarily from cash flows from operations and loans from Company executives. We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows. At December 31, 2008 we had $114,010 outstanding on our line of credit.

As of December 31, 2008 we had current assets of $2,262,822 and total assets of $2,601,737 including cash and cash equivalents of $27,275. At December 31, 2008 total liabilities were $1,109,510, all of which were current liabilities.

During the nine months ended December 31, 2008 and 2007 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2008	Nine months ended December 31, 2007

Net cash (used in) operating activities	$(28,896)	$(276,007)
Net cash (used in) investing activities	$(8,078)	$(49,305)
Net cash provided by financing activities	$36,359	$261,326
Effect of exchange rate changes on cash	$(5,207)	$97,418

NET INCREASE (DECREASE) IN CASH	$(5,822)	$33,432

Net cash used in our operating activities decreased 90%. As discussed above, during the nine months ended December 31, 2008 we realized a significant increase in net income which was offset by decreases in accounts payable and accrued liabilities and increases in inventory and accounts receivables. As noted above, from time to time we may also draw down on our revolving credit line to meet short-term cash needs. Accounts receivable continue to increase year to year and these could be factored if needed to provide cash flow but to date have not been needed. We have no current capital commitments outside of general operations and do not anticipate any in the near future.

Our accounts receivables are higher over the nine month period as several of our customers have taken additional time to pay. Inventory may fluctuate as we have opportunities to stock at favorable rates as we buy in scale. This may ebb and flow from quarter to quarter. Accrued liabilities will fluctuate with our paydown schedule and as liabilities accrue.

During the nine months ended December 31, 2008 we realized net cash of $36,359 as we increased the drawdown on our revolving credit line to $114,010 and reduced related party debt by $58,082.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2008.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	1-3 years	3-5 years	More than 5 years

Revolving credit line	$ 114,010	$ 114,010	$ -	$ -	$ -
Short term debt-related parties	$ 136,489	$ 136,489	$ -	$ -	$ -
Total	$ 250,499	$ 250,499	$ -	$ -	$ -

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season. As the majority of our operations currently are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations. We typically have our strongest revenue growth cycles in the non winter months.

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007 we had no off-balance sheet arrangements.

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

As of December 31, 2008 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our interim Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2008 who communicated the matters to our management and board of directors.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, including under the heading “Item 1A. Risk Factors” of Part II, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Item 4. Results of Votes of Security Holders

On October 31, 2008 stockholders holding approximately 82% of our outstanding common stock executed written consents approving an amendment to our Articles of Incorporation to change the name of the Company from “The Flooring Zone, Inc.” to “Profire Energy, Inc.” or such other similar name as the board of directors may deem appropriate. The consents constitute the only approval required under Nevada corporate law and our existing Articles of Incorporation and Bylaws to effect the name change. Pursuant to Rule 14c-2 of the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The amendment to our Articles of Incorporation was filed with the State of Nevada on December 17, 2008. NASDAQ QMX gave effect to the name and symbol change on January 20, 2009. The trading symbol for the Company’s common stock on the OTCBB changed from “FZON” to “PFIE” on January 20, 2009.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 3.1	Articles of Amendment to Articles of Incorporation of The Flooring Zone, Inc.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	February 13, 2009	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	February 13, 2009	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer