Form 10-K
period 2009-03-31
PROFIRE ENERGY INC
filed 2009-07-09
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to _________

Commission File Number 000-52376

PROFIRE ENERGY, INC.

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

Common, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☒ No

As of September 30, 2008 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the average bid and ask prices of the registrant’s common stock on March 31,2009 was approximately $213,619.

As of June 26, 2009, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding

Documents incorporated by reference: None

Forward Looking Information

This Current Report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “Profire”, “we”, our” or “us” means Profire Energy, Inc., a Nevada corporation and its corporate subsidiaries and predecessors.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in out our other filings with the Securities and Exchange Commission.

PART I

Item 1.	Business

Overview

We originally incorporated under the name The Flooring Zone, Inc. in the State of Nevada on May 5, 2003. On September 30, 2008 the Flooring Zone, Inc. entered into an Acquisition Agreement with Profire Combustion, Inc., an Alberta, Canada corporation, under which The Flooring Zone, Inc. acquired 100% of the outstanding common shares of Profire Combustion, Inc. in exchange for the issuance of 35,000,000 common shares.

Following closing of the exchange, the three Profire Combustion, Inc. shareholders held 78% of The Flooring Zone, Inc. common stock outstanding after the transaction. Therefore Profire Combustion, Inc. is considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements are the financial statements of Profire Combustion, Inc. for all periods presented.

On December 8, 2008 we amended our Articles of Incorporation to change the name of the corporation to Profire Energy, Inc. The name change, and corresponding OTCBB trading symbol change from FZON to PFIE, became effective on January 20, 2009.

Principal Products and Services

We are a provider of safe and efficient burner-management systems and services for use in oilfield combustion.

In the oil and natural gas industry there are numerous demands for heat generation and control. The product in pipelines and storage tanks must be kept sufficiently warm to flow efficiently. Equipment of all kinds, including line-heaters, dehydrators, dewaterers, separators, treaters, amine reboilers, free-water knockout systems, etc. require sources of heat to satisfy their various functions. In addition to the need for combustion products to meet heating demands, there is also a need for skilled combustion technicians. Profire was founded to try to meet some of these needs.

Initially, our primary focus was on providing installation and maintenance services to service the products and systems of other manufacturers. Management soon determined, however, that it would be in our best interest to also establish ourselves as a product supplier. Management also recognized the need to develop our own proprietary burner-management systems to monitor and control combustion. Our principal developmental goal in building our own system was to ensure that the system would meet or exceed the highest safety and quality standards in the industry and that the system would be functional and easily controlled by oilfield operators. With this goal in mind, we developed the Profire 1100 combustion-management system. This system has become widely popular in Western Canada, with sales to such companies as Exxon-Mobil, Shell, ConocoPhillips, Devon Energy, Petro-Canada, Encana and many others. This system has also been sold and installed in various parts of the world, including the United States, France, Italy, England, the Middle East, Australia, China and Brazil.

In addition to the Profire 1100 combustion management system, we manufacture other systems and products for sale, including a burner management system specific to incinerator systems, called the Profire 1100i and “fuel-trains” or “valve-trains” to accompany system installations. These fuel-trains include piping, valves, controls, etc relating to the process of safely providing fuel to burners, as well as having safety controllers to monitor operations. We have also developed and are currently testing a more advanced burner-management system prototype that we believe will soon be market ready.

Principal Markets

Since inception, we have focused our sales efforts primarily in Western Canada. Given our success in that market, we have determined to expand our sales efforts to other markets, particularly the U.S. market. At present, we believe the best way to penetrate foreign markets is to retain well-established supply companies to represent Profire products and market them to their existing customers. We hope to take advantage of those existing relationships to rapidly establish market share in new markets. We also believe this strategy will be less costly than trying to establish our own in-house sales force in each new market we wish to enter. We are currently contacting product supply houses in various new markets to represent our products.

Demand for Profire Products

As government and industry continue to heighten safety standards, demand for combustion safety controllers and management systems, such as those we produce, continues to grow. The arena of mixing fire and gas is an area of obvious focus for safety regulators. Governing bodies have historically been reticent to establish standards that were too demanding, as safety products and policing capabilities were not readily available. More recently, however, regulators in the United States have begun enacting more stringent compliance and efficiency requirements. We have always focused on providing products and services that exceed existing safety standards, therefore, we believe demand for our products will increase as regulators continue to tighten safety and efficiency standards in the industry.

In addition to satisfying regulatory and safety requirements, we believe oil and gas companies are beginning to recognize the significant increases in efficiency that can be realized through the use of our burner management systems and products.

Suppliers and Availability of Raw Materials

We have contracted with a third-party manufacturer, to manufacture our burner management systems, specifically the Profire 1100 and the Profire 1100i. This has helped to improve manufacturing efficiencies. Under the direction of our product engineer, the manufacturer is able to procure all electronic parts, specialty cases and components, and from those, assemble the complete system. Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer and if the finished product is acceptable, it is shipped to us for distribution. Orders to the manufacturer are typically for 500 to 1,000 systems. The shipments are usually limited to 250 systems, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire process is typically completed within sixty days of issuing the purchase order.

While we have a contract in place with this manufacturer, should we lose its services, for whatever reason, we believe we have adequate alternative manufacturing sources available. We do not have contracts in place with the parties from whom we acquire parts and products. We believe, however, there are adequate alternative sources for parts and products available to us should they be needed.  In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our systems. Because the component parts we use are all low priced (none are currently higher than $40), we do not anticipate that a sudden or dramatic increase in the price of any particular component part would have a material adverse effect on our results of operations or financial condition even if we were unable to increase our sale prices proportionate to any such component price increases.

Dependence upon Major Customers

During the fiscal years ended March 31, 2009, 2008 and 2007, the following customers accounted for more than 10% of our total revenues:

	Year ended March 31,
Customer	2009	2008	2007
Grit Industries/A-Fire Holdings Ltd.	26%	32%	16%
Heating Solutions International Inc.	32%	12%	-

Often our customers, as is the case with Grit Industries Inc./A-Fire Holdings Ltd. and Heating Solutions International Inc., are contractors for large oil companies who specify the use of our equipment. Typically, our customers bid for the same jobs, so if one does not get the job, another will. Regardless, of who wins the contract, if the oil company bidding out the job requires our equipment the winning bidder has to acquire the equipment from us. Of course, the loss of any one or both of Grit Industries Inc./A-Fire Holdings Ltd. or Heating Solutions International Inc. as customers, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

Backlog

As of March 31, 2009, there was no current backlog. Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  There can be no assurance, however, that the orders representing such backlog will not be cancelled.

Competition

Based on our experience, we believe most of the other companies in our industry are small one or two man service companies or product retailers who sell products but have no service department to support their products. As we offer both product sales and service, we believe we hold a competitive advantage over many of our competitors. We recognize, however, that the oilfield services industry is highly competitive. As this industry grows and matures we expect other companies will seek to enter this market. Many of these companies may be more highly capitalized, more experienced, more recognized or better situated to take advantage of market opportunities.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the years ended March 31, 2009 and March 31, 2008 we spent $151,036 and $86,378, respectively, on research and development programs. None of these research and development costs were directly borne by our customers.

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright.  Historically, the cost, both in time and dollars, of seeking intellectual property protection has not made sense for us. Nevertheless, as part of our ongoing research, development and manufacturing activities, we may, in the future, seek patents or other appropriate intellectual property rights and protections.

Effects of Compliance with Federal, State and Local Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently extant in the oil and gas industry, as well as laws and regulations relating to worker safety and potentially environmental protection. We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on us, our business or financial condition.

Additionally, our customers are affected by laws and regulations relating to the exploration for and production of natural resources such as oil and natural gas. These regulations are subject to change and new regulations may curtail or eliminate customer activities in certain areas where we currently operate. We cannot determine the extent to which new legislation may impact customer activity levels, and ultimately, the demand for our products and services.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts by the United States or other governments.

Employees

As of March 31, 2009, we had approximately 16 employees, including 11 full-time employees.

                Available Information

We file annual, quarterly and current reports, proxy statements and information statements and any amendments to those reports or statements, with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s internet website: http://www.sec.gov/.

Item 1A.	Risk Factors

In addition to the risks discussed under the heading “Business” we are subject to the following risks.

Risks Relating to our Business

Our business and financial condition could be materially impacted if we lose the services of certain employees. During the fiscal year we have brought in additional employees and are working to cross train employees to lessen our dependence on any particular individual. We believe this has decreased our dependence on any one individual. We do not currently maintain key-man insurance on any of our executive officers or employees. Although it would not solve the potential problem of a loss of the services of any particular employee, we intend to seek key-man insurance on these individuals, and perhaps others, to help in the case of such an event.

Our inability to attract and retain skilled workers may impair growth potential and profitability. Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled oilfield employees is high, and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. If either of these events were to occur, our capacity and profitability could be diminished, and our growth potential could be impaired.

The concentration of our customers in one industry and one region may impact our overall exposure to credit risk. Substantially all of our current customers operate in the energy industry in Western Canada. This concentration of customers in one industry and one region may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

Our business has potential liability for litigation, personal injury and property damage claims assessments. Our operations involve exposure to inherent risks, including explosions and fires. If any of these events were to occur, it could result in liability for personal injury and property damage, pollution or other environmental hazards or loss of production. Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used. This litigation could result in large claims for damages. The frequency and severity of such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators. These occurrences could have a material adverse effect on Profire. We maintain what we believe is prudent insurance protection. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims and assessments that may arise.

Some of our products use equipment and materials that are available from a limited number of suppliers. We purchase equipment provided by a limited number of manufacturers who specialize in combustion burner equipment. During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment. There are a limited number of suppliers for certain materials used in burner management systems, our largest product line. While these materials are generally available, supply disruptions can occur due to factors beyond our control. Such disruptions, delayed deliveries, and higher prices could limit our ability to provide services, or increase the costs of providing services, thus reducing revenues and profits.

If we are unable to expand into new markets, our ability to grow our business and profitably, as planned, could be materially adversely effected. We intend to pursue an aggressive growth strategy for the foreseeable future. Projected future operating results will depend largely upon our ability to expand to new markets and increase sales. To support this growth, we will increase our marketing expenditures, add new employees and open additional offices. There can also be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets. Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

If we are unable to manage growth effectively our business, results of operations and financial condition could be materially adversely affected. Our ability to successfully expand to new markets is dependent on a number of factors including:

•	our ability to hire, train and assimilate new employees;
•	the adequacy of our financial resources;
•	our ability to correctly identify and exploit new geographical markets and to successfully compete in those markets

There can be no assurance that we will be able to achieve our planned expansion, that our products will gain access to new markets or be accepted in new marketplaces, or that in new markets we will achieve planned operating results or results comparable to those we experience in existing markets.

Changes in the level of capital spending by our customers could negatively impact our business and financial condition. Our principal customers are oil and natural gas exploration and production companies. Our results of operations are dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can produce economically. While our products actually enhance the efficiency of their wells, we believe a prolonged downturn in market price will lead to reductions in the capital spending budgets of our clients and reductions in the demand for our products and services.

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

Our management has a substantial ownership interest in, and the availability of our common stock to the investing public may be limited. The availability of our common stock to the investing public may be limited to those shares not held by our executive officers, directors and their affiliates, which could negatively impact our trading prices and affect the ability of our minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal operational offices are located at Bay 12, 55 Alberta Avenue, Spruce Grove, Alberta, Canada T7X 3A6 where we own approximately 8,000 square feet of office and warehouse space. We anticipate this facility will be suitable and adequate for our needs for the next twelve months. If the need arose, however, we believe we could secure additional space on acceptable terms. We also maintain a management office in Salt Lake City, Utah, where our Chief Financial Officer, Andrew Limpert, allows us to utilize a portion of his offices. We currently pay no rent to Mr. Limpert and he is under no obligation to make this space available. As we grow our business and presence in the United States, we expect to expand our U.S. employment base. We are currently searching for an appropriate facility to which we can relocate our Utah office.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. We are not currently aware of any legal proceedings or claims against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) on April 12, 2007. Prior to April 12, 2007 our securities were not traded publicly. Our common shares trade on the OTCBB under the symbol “PFIE.OB.”

The following table presents the high and low bid quotations for the fiscal years ended March 31, 2008 and March 31, 2009. The published high and low bid quotations were furnished to us by the Pink OTC Markets, Inc. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions and have not been adjusted for stock dividends or splits.

	BID PRICES
	HIGH	LOW
Fiscal year ended March 31, 2009

Fourth Quarter	.25	.20
Third Quarter	.45	.15
Second Quarter	.30	.25
First Quarter	.35	.30

Fiscal year ended March 31, 2008

Fourth Quarter	.55	.55
Third Quarter	.55	.35
Second Quarter	1.16	.35
First Quarter(1)	1.25	.25

(1) Represents prices from April 12, 2007 (the date the Company stock began trading on the OTCBB) to June 30, 2007.

Record Holders

As of June 26, 2009, we had approximately 107 shareholders holding 45,000,000 shares of our common stock. The number of record shareholders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

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

Stock Performance Graph

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information.

Recent Sales of Unregistered Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the fourth quarter of the year ended March 31, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

During the fourth quarter of the year ended March 31, 2009 we did not repurchase any of our equity securities.

Transfer Agent

Our transfer agent and registrar is OTC Stock Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115, telephone (801) 485-5555.

Item 6.	Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the year ended March 31, 2009.

Results of Operations

Comparison of the three year ended March 31, 2008 and 2009.

Total Revenues

Our total revenues during the year ended March 31, 2009 increased nearly 44% to $6,257,269 compared to the $4,352,536 year ended March 31, 2008. We have worked to expand our operations during the past year. During the year, product sales increased 51% and service revenue increased 9%. These increases in sales were the result of expanding our sales staff and our efforts to expand our geographical sales area. During the year ended March 31, 2009, product sales accounted for 86% of total revenues and service sales accounted for 14% of total revenue. During the year ended March 31, 2008 the mix of product and service sales were relatively unchanged, with product sales at 82% of total revenues and service sales accounting for 18% of total revenue. We believe the decrease in services revenues as a percentage of total revenues is related to a shift in our business model to focus our efforts to establishing ourselves as a product manufacturer and retailer. This shift, was somewhat offset by the seasonal nature of our product sales, coupled with the effects of the economic slowdown, which has some clients delaying product purchases. We expect total revenues will grow as we continue to expand our operations, however, with the drop in oil prices and the general economic slowdown, we expect revenue growth to be more modest in the upcoming year, as a percentage, than it was in the prior year.

Cost of Goods Sold

Cost of goods sold during the year ended March 31, 2009 was $3,277,877 compared to $2,591,562 during the year ended March 31, 2008. This 26% increase is primarily the result of increased sales While revenue increased 44%, cost of goods sold only increased by 26%. The increase of profit margin is the result of pricing volume discounts from certain suppliers that offered incentives to buy inventory in greater quantity during the period and more efficiency relating to assembly of components before sale and installation. During the year ended March 31, 2009, cost of goods sold as a percentage of total revenues was 52% of total revenue compared to 60% during the year ended March 31, 2008. We anticipate as product sales increase cost of goods sold will also increase, although we expect, as a percentage of total revenues, cost of goods sold will remain fairly consistent.

General and Administrative Expenses

General and administrative expenses for the year ended March 31, 2009 were $1,099,229, a $116,008 or 12% increase compared to the same period ended March 31, 2008. Much of the increase can be attributed to the general increase in operational activity which resulted in an approximate increase of $59,000 in shop related expenses including mainly repairs and maintenance. Costs related to general service increased by about $21,000 which was expected due to the increase of both service and product sales. We also saw an increase of approximately $104,000 in costs related to sales and marketing in connection with our efforts to expand our distribution territory. We expect general and administrative expenses will increase at more normalized rates as a function of sales growth as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the year ended March 31, 2009 increased almost 47% to $539,159 compared to the year ended March 31, 2008. Increased salaries paid to principal executive officers, hiring of additional employees, and wage increases for existing employees account for the $173,519 increase. We anticipate payroll expense will continue to increase in the upcoming fiscal year as we continue efforts to expand our sales force, but at a slower rate than experienced during fiscal 2009.

Interest Expense

Interest expense during fiscal 2009 was $6,034, or 43% lower than fiscal 2008. Interest expense decreased in 2009 primarily due to the reduction in short-term debt owed to related parties as well as an overall reduction in accrued liabilities.

Net Income Before Income Tax

Net income before income taxes during the 2009 fiscal year increased to $1,334,052 from $374,472 during fiscal 2008. This increase was the result of the nearly 44% increase in total revenue, which was only partially offset by a 26% increase in cost of goods sold and a 12% increase in total operating expenses.

Income Tax Expense

Income tax expense increased from $60,385 to $458,907. As a result, our effective tax rate increased to 34% from 17% during the year ended March 31, 2008. This increase in income tax expense is the result of the proportional decrease in direct and indirect expenses coupled with our increased in revenue. We anticipate that as revenues grow, our income tax expense will also be higher. We have exhausted our tax credits associated with the Canadian small business deductions from prior years so, we expect taxes as a percentage of revenue are expected to be higher than in prior periods in which we made a profit.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in U.S. dollars. Our functional currency is Canadian dollars. Our financial statements were translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statement of operations and comprehensive income.

Therefore, the translation adjustment in our consolidated financial statements represents the translation differences from translation of our financial statements. As a result, the translation adjustment is commonly, but not always, positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements.

During the year ended March 31, 2009, we recognized a foreign currency translation loss of $288,674 compared to foreign currency translation gain of $92,371 during the year ended March 31, 2008. This loss was the result of the decline of the Canadian dollar versus the US dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $575,227 during the year ended March 31, 2009 compared to total comprehensive income of $385,898 during the year ended March 31, 2008.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily from cash flows from operations and loans from Company executives. We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows. At March 31, 2009 we had $-0- outstanding on our line of credit.

As of March 31, 2009 we had current assets of $1,911,350 and total assets of $2,269,307 including cash and cash equivalents of $226,559. At March 31, 2009 total liabilities were $588,340, all of which were current liabilities.

During the year ended March 31, 2009 and 2008 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2009	Year ended March 31, 2008

Net cash provided by (used in) operating activities	$477,175	$(31,927)
Net cash (used in) investing activities	$(50,772)	$(58,227)
Net cash provided by (used in) financing activities	$(205,972)	$123,155
Effect of exchange rate changes on cash	$(26,969)	$14

NET INCREASE IN CASH	$193,462	$33,015

Net cash provided by our operating activities increased by $509,102 to $477,175. As discussed above, during the year ended March 31, 2009 we realized a significant increase in net income which was only partially offset by decreases in accounts payable and accrued liabilities and increases in inventory. As noted above, from time to time we may also draw down on our revolving credit line to meet short-term cash needs. Accounts receivable continue to increase year to year and these could be factored if needed to provide cash flow but to date have not been needed. We have no current capital commitments outside of general operations and do not anticipate any in the near future.

Our accounts receivables are lower as customers have become current on their payments and as our collection process has improved. Inventory may fluctuate as we have opportunities to acquire inventory at favorable rates as we buy in scale. This may ebb and flow from quarter to quarter.

During the year ended March 31, 2009 we realized net cash of $193,462 due to a significant increase in revenue offset by an increase in inventory, the purchase of new fixed assets and the pay down of accounts payable, accrued expenses and related party payables.

Summary of Material Contractual Commitments
The following table lists our significant commitments as of March 31, 2009.
Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	1-3 years	3-5 years	More than 5 years

Revolving credit line	$ -	$ -	$ -	$ -	$ -
Short term debt-related parties	$ -	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -	$ -

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

Off-Balance Sheet Arrangements

As of March 31, 2009 and 2008 we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  We do not expect the adoption of FSP FAS 157-4 will have a material impact on our financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on our results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  We adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on our results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  We do not expect the adoption of FSP FAS 132(R)-1 will have a material impact on our financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities - an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, we anticipate the changes will not have a significant impact on our financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. We do not believe this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 10, 2008 the board of directors determined to terminate the engagement of Mantyla McReynolds, LLC the firm that had been serving as the independent registered public accounting firm of the Flooring Zone and engaged Child, Van Wagoner & Bradshaw, PLLC, the firm that had been serving as the independent registered public accounting firm of Profire Combustion, Inc.

The audit reports of Mantyla McReynolds LLC for the fiscal years ended December 31, 2007 and December 31, 2006 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, except for a going concern paragraph expressing substantial doubt about the ability of the Company to continue as a going concern.

In connection with its audits for the past two fiscal years and review of unaudited financial statements through June 30, 2008 and through the date of dismissal there were no disagreements with Mantyla McReynolds LLC, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Mantyla McReynolds LLC, would have caused them to make reference to the subject matter thereto in its reports on the financial statements for such years.

During the two most recent fiscal years and through October 10, 2008 there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

We provided Mantyla McReynolds, LLC with a copy of the foregoing disclosure at the time it was file with the United States Securities and Exchange Commission in a Current Report on Form 8-K filed with the Commission on October 14, 2008 and requested that Mantyla McReynolds, LLC provide us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements made by the Company in the Current Report. Mantyla McReynolds indicated their agreement with the statements contained in that Current Report in a letter, dated October 10, 2008, a copy of which is filed as Exhibit 16.1 to said Current Report.

On October 10, 2008, our board of directors engaged Child, Van Wagoner & Bradshaw, PLLC to serve as the Company’s independent registered public accounting firm. During the two most recent fiscal years and through October 10, 2008, the Company had not consulted with Child, Van Wagoner & Bradshaw, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by Child, Van Wagoner & Bradshaw, PLLC that was an important factor considered by our audit committee in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (within the meaning of Instruction 4 of Item 304 of Regulations S-K), or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K.)

Item 9A(T).	Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2009 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2009 who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth our directors, nominees and executive officers, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors.

Name	Age	Positions Held	Director Since

Brenton W. Hatch	58	CEO, President and Director	October 2008
Harold Albert	46	COO and Director	October 2008
Andrew Limpert	39	CFO, Secretary and Director	November 2007

The above individuals serve as executive officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

Brenton W. Hatch. Mr. Hatch co-founded Profire Combustion, Inc. in 2002. Since that time he has served as the Chief Executive Officer and General Manager of the Company. Mr. Hatch has been responsible for the day-to-day operations of Profire Combustion since its inception. Prior to founding Profire Combustion, between 2001 and 2002 Mr. Hatch was a Management Consultant and General Manager of Titan Technologies, Inc., an oilfield service and distribution company in Edmonton, Alberta, Canada. In this position, Mr. Hatch performed an in-depth analysis of the operations and management of all divisions of Titan Technologies. Based on his analysis, Mr. Hatch implemented company-wide operational changes to improve company performance. From 1989 to 2000 Mr. Hatch served as President and Chief Executive Officer of Keaton International, Inc., an educational services company based in Edmonton, Alberta, Canada. Mr. Hatch managed all executive functions of the company and particularly focused on the development and management of the company’s educational services. During his time at Keaton International, Mr. Hatch led corporate networking and marketing campaigns world-wide. Mr. Hatch earned a Bachelor’s Degree in Education from the University of Alberta in 1974. Mr. Hatch is not a nominee or director of any other SEC registrant.

Harold Albert. Mr. Albert co-founded Profire Combustion, Inc. in 2002. He has served as the President and Chief Operating Officer of Profire Combustion since that time. Mr. Albert is responsible for research and development of new products and services. He oversees our Canadian operations. Prior to founding Profire Combustion, Mr. Albert worked in the oil services industry for Titan Technologies, Inc. from 1996 to 2002. During that time Mr. Albert served as an Associate Manager overseeing the company’s burner division. From 1993 to 1996 Mr. Albert was employed with Natco Canada doing start up and commissioning of oil and gas facilities in both Canada and Russia. Mr. Albert is not a nominee or director of any other SEC registrant.

Andrew Limpert. Mr. Limpert graduated from the University of Utah with a Bachelors of Science degree in Finance in 1994. He earned a Masters of Business Administration with an emphasis in Finance from Westminster College in 1998. Mr. Limpert joined The Flooring Zone, Inc. in November 2007. From 1998 to 2008, Mr. Limpert was an investment advisor with Belsen Getty, LLC, providing wealth management direction and strategic and financial advice for several investment banks.  For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas.  Mr. Limpert has been associated with Axxess Funding Group, LLC since 2004 as its marketing manager.  In 2007 he became the chairman of the board of directors of Nine Mile Software Inc. a rebalancing and mutual fund trading software developer. Nine Mile Software became an SEC registrant during 2008. Mr. Limpert serves as a director of BBM Holdings, Inc. a New York based provider of ship-to-shore internet connectivity technology. BBM Holdings, Inc. is also an SEC registrant.

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years none of our directors or executive officers has been convicted or is currently the subject of a criminal proceeding, excluding traffic violations or similar minor offenses, or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Similarly, in the past five years none of our directors or executive officers, or any business in which they were a general partner or executive officer, have been the subject of a bankruptcy proceeding.

Compliance with Section 16(a) of the Exchange Act

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Based solely on management’s review of these reports during the year ended March 31, 2009, it appears that Brenton Hatch and Harold Albert filed Form 4s one day late following their acquisition of common stock in the Company in connection with the closing of the Acquisition Agreement that resulted in the Company acquiring Profire Combustion, Inc. It also appears that Andrew Limpert filed a Form 4 one day late following the cancellation of shares owned by him in connection with the Closing of the Acquisition Agreement.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters. All such requests should be sent care of Profire Energy, Inc., Attn. Corporate Secretary, 1245 Brickyard Road, Suite 590, Salt Lake City, Utah 84106.

                Committees of the Board of Directors

Audit Committee

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter. Given our size, our available resources and the fact that the our common stock is not listed on any exchange or automated quotation system that requires us to have an audit committee, our board of directors has determined that it is in our best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of our independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the our reporting practices and the evaluation of our internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to us must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

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

Until such time as we appoint a nominating committee, the board of directors will consider director candidates nominated by shareholders during such times as we are actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include:

•	a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration;
•	the name and contact information for the candidate;
•	a statement of the candidate’s business and educational experience;
•	information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate;
•	information regarding any relationship or understanding between the proposing shareholder and the candidate;
•	information regarding potential conflicts of interest; and
•	a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following table summarizes the total compensation paid to the person serving as our principal executive officer and our two most highly compensated executive officers other than our principal executive officer (the “named executive officers”). Other than as disclosed herein, none of our employees were paid in excess of $100,000 during the fiscal year ended March 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brenton W. Hatch	2009	125,418	-0-	-0-	-0-	-0-	125,418
CEO	2008	86,500	200,113	-0-	-0-	11,784(1)(2)	298,397

Andrew Limpert	2009	21,400	-0-	-0-	-0-	-0-	21,400
CFO and Former CEO	2008	-0-	-0-	-0-	-0-	-0-	-0-

Harold Albert	2009	202,783	-0-	-0-	-0-	-0-	202,783
COO	2008	86,500	200,005	-0-	-0-	11,320(1)(2)	297,825

(1)	Represents fuel, maintenance and other vehicle related costs.
(2)

As discussed in “Employment Agreements” below, the employment agreements of Mr. Hatch and Mr. Albert provide for the payment of $1,000 per month for health/dental insurance premiums and an $800 per month automobile allowance. Mr. Hatch and Mr. Albert each chose not to draw down on these benefits for the period from November 14, 2008 (the date they entered into the Employment Agreements) to March 31, 2009. There is no guarantee Mr. Hatch or Mr. Albert will continue to forego these benefits in the future.

We do not have a standing compensation committee, rather our Chief Executive Officer (“CEO”) evaluates officer and employee compensation issues subject to the approval of our board of directors. Our CEO makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. In the past, our CEO has made recommendations to the board of directors regarding his own compensation and we have no policy prohibiting the CEO from doing so. Our board of directors may seek input from the CEO as to his compensation, but CEO compensation must be approved by a majority of our board of directors.

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer. Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions. During the 2009 fiscal year, the board of directors reviewed the compensation packages of Mr. Hatch and Mr. Albert. Historically, Mr. Hatch and Mr. Albert had been realizing lower salaries, but had realized other compensation benefits, such as company vehicles and other perquisites. They had also historically received significant cash bonuses at the end of each fiscal year. During 2009, in an effort to allow the Company to better project, plan for and manage payroll and related expenses, the board of directors determined to grant Mr. Hatch and Mr. Albert salary increases, but did not grant cash bonuses. The board of directors anticipates following the same practice during the 2010 fiscal year.

Non-Equity Incentive Compensation and Cash Bonuses

From time to time, we may make cash awards to our named executive officers. Such awards may be designed to incentivize them over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria is established. In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Non-Equity Incentive Plan Compensation.” The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time the non-equity incentive compensation plan is established. It is within the discretion of our board of directors to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan. The board of directors did not establish a non-equity incentive compensation during fiscal 2009 and no non-equity incentive compensation was awarded during the year.

We may also make cash awards to our named executive officers and employees that are not part of any pre-established, performance-based criteria. Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded. In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Bonus.” As discussed in “Salary” above, in connection with increasing the salaries of the named executive officers, the board of directors determined not to award bonuses during fiscal 2009.

Equity Incentive Compensation

From time to time, we may also make equity incentive awards to our named executive officers in the form of stock options, restricted stock grants or some other form of equity award. Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate. Our board of directors did not award equity incentive compensation to any of our named executive officers during fiscal 2009, and is under no contractual obligation to award equity incentive compensation in the future.

While our board of directors has not awarded equity incentive compensation in either of the past two fiscal years and is under no obligation to make any such awards in the future, that does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation in the future.

Employer Benefit Plans

At the current time, we do not provide any health care, retirement, pension, or other benefit plans to our named executive officers; however, the board of directors may adopt plans as it deems reasonable under the circumstances.

Employment Agreements

We have entered into employment agreements with each of the named executive officers. The employment agreements provide for employment on a full-time basis for a period of three calendar years from the date of the agreements, unless terminated in accordance with the terms of the agreement. The agreements shall be self-renewing for additional one year periods for ten years, unless terminated in accordance with the terms of the agreements.

The employment agreements of Mr. Hatch and Mr. Albert provide that they will devote, on a full-time basis, their best ability and talents to the business of the Company. The agreements prohibit the individuals from providing consulting services or accepting employment with any other party unless pre-approved by the Company. Mr. Limpert’s employment agreement provides that he will initially be employed on a part-time, as needed basis.

In addition to a monthly salary, the employment agreements provide for reimbursement of all reasonable and necessary out-of-pocket personal expenses up to $3,000 per month for Mr. Hatch and Mr. Albert and up to $2,000 per month for Mr. Limpert. Expense items exceeding these limits must receive Company approval. The agreements provide for an $800 per month auto allowance for Mr. Hatch and Mr. Albert. Mr. Limpert will likewise be entitled to receive an $800 per month auto allowance at such time as his employment with the Company is half-time. Mr. Limpert went half-time with the Company commencing March 2009.

The employment agreements provide that each of the named executive officers will be entitled to equal treatment with other principal officers of the Company with regard to medical and dental plans and benefits, retirement or similar plans, life insurance, sick leave, vacation or disability. The Company will provide $1,000 per month for health/dental premiums and $1,000 per month matching retirement benefits when the Company establishes such a plan.

The employment agreements also contain confidentiality, non-disclosure, non-compete, non-solicitation and intellectual property assignment provisions.

Termination and Change in Control

The employment agreements of the named executive officers provide for the following payments in the event of termination of employment.

•

The individual may be terminated without cause by the Company upon 90 days prior written notice. If terminated without cause, the individual shall be entitled to six months salary and health and other benefits.

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

We do not have agreements, plans or arrangements, written or unwritten, with any of our named executive officers that would provide for payments or other benefits to any of our named executive officers in the event of a change in control of the Company or a change in the responsibilities of any named executive officer following a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of the named executive officers held outstanding equity awards at our fiscal year end.

Stock Option Plan

On May 13, 2003 we adopted The Flooring Zone, Inc., 2003 Stock Incentive Plan (the “Plan”). The Plan allows Flooring Zone to grant options to its key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price to be determined by the Stock Option Committee of the board at the time of grant. In 2003 Flooring Zone granted 45,000 options, none of which were granted to any of the named executive officers. These options vested immediately and were exercised in 2003. 455,000 options are still available under the Plan.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

DIRECTOR COMPENSATION

Each of our directors is also an executive officer and employee of the Company. All compensation earned by Mr. Hatch, Mr. Albert and Mr. Limpert was compensation for services rendered in their capacity as employees of the Company. They received no compensation for serving on our board of directors during the 2009 fiscal year.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 26, 2009 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 45,000,000 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Brenton W. Hatch(1)	15,750,000	35%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6

Common	Harold Albert(1)	15,750,000	35%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6

Common	Andrew Limpert(1)	4,725,150	11%
	1245 Brickyard Road, Suite 590
	Salt Lake City, Utah 84106

Common	Terry Deru	2,950,000	7%
	1245 Brickyard Road, Suite 590
	Salt Lake City, Utah 84106

Common	Shelly Nichol & Timothy Paul Nichol	3,500,000	8%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6
All executive officers and directors as a group (3 persons)		36,225,150	81%
	TOTAL	42,675,150	95%

(1) Mr. Hatch, Mr. Albert and Mr. Limpert are executive officers and directors of the Company.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

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

The Flooring Zone, Inc., 2003 Stock Incentive Plan (the “Plan”) was adopted on May 13, 2003. The Plan allow us to grant options to our key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price to be determined by the Stock Option Committee of the board at the time of grant.

On June 18, 2003 we granted options under the Plan to 26 employees to purchase an aggregate of 45,000 shares of our common stock at an exercise price of $1.25. The options were exercisable for a period of two years from the date of grant and vested immediately. Between June 20, 2003 and September 30, 2003 all of the options were exercised.

We have issued no other securities under the Plan. There are currently no options, warrants or rights outstanding under the Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

In June 2007, Brent Hatch and Harold Albert loaned Profire $50,000 Canadian dollars, and in August 2007 Brent Hatch and Harold Albert loaned Profire $150,000 Canadian dollars, which in total was the equivalent of $194,571 in U.S. dollars based on conversion rates at March 31, 2008, by way of an unsecured promissory notes. The promissory notes are non-interest bearing and are due March 31, 2009. As of the end of the period, these notes were paid in full.

Director Independence

The board has determined that none of the current directors would qualify as an independent director as that term is defined in the listing standards of the NYSE Amex. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. As each of the directors is also employed by the Company, the board of directors has determined that none of our directors is currently independent.

Item 14.	Principal Accountant Fees and Services

During each of our last two fiscal years we were billed the following fees for professional services rendered by our principal accountants:

	2009	2008
Audit	$63,070	$21,337
Audit Related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-
Total	$63,070	$21,337

Audit Fees. Audit fees were for professional services rendered in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by principal accountants in connection with statutory and regulatory filings or engagements.

Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. Our board of directors has the authority to grant pre-approvals of non-audit services.

Our board of directors has not, as of the time of filing this annual report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the board of directors as a whole has pre-approved all such services. In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the services provided by Child, Van Wagoner & Bradshaw, PLLC described above are compatible with maintaining its independence as our independent registered public accounting firm.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

                Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2009 and 2008.

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended March 31, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended March 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statement or related notes.

Exhibits

Exhibit No.	Exhibit Description

2.1	Acquisition Agreement among The Flooring Zone, Inc. and Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment to the Articles of Incorporation(3)
3.3	Bylaws of The Flooring Zone, Inc.(2)
3.4	Bylaws of The Flooring Zone, Inc. (as amended through October 8, 2008)(1)
4.1	2003 Stock Incentive Plan(2)
10.1	Promissory Note dated October 1, 2001(4)
10.2	Exchange Agreement between The Flooring Zone, Inc. and Michael Carroll dated June 30, 2008(5)
10.3	Employment Agreement of Brenton Hatch(6)
10.4	Employment Agreement of Harold Albert(6)
10.5	Employment Agreement of Andrew Limpert(7)
14.1	Code of Ethics(8)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 14, 2008.

(2) Incorporated by reference to the Registration Statement of the Registrant on Form SB-2 filed with the Securities and Exchange Commission (“Commission”) on September 24, 2004.

(3) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2009.

(4) Incorporated by reference to the Registration Statement of the Registrant on Form SB-2/A No.1 filed with the Commission on December 1, 2004.

(5) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2008.

(6) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2008.

(7) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 14, 2009.

(8) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on April 17, 2007.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date: July 8, 2009	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer and Director

Date: July 8, 2009	Andrew Limpert
Andrew Limpert
Chief Financial Officer and Director

Date: July 8, 2009	/s/ Harold Albert
Harold Albert
Director

35

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

Child, Van Wagoner & Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Profire Energy, Inc.
Salt Lake City, Utah

We have audited the consolidated balance sheets of Profire Energy, Inc. (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for the years ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. as of March 31, 2009 and 2008, and the results of its consolidated operations and its consolidated cash flows for the years ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 26, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Consolidated Balance Sheets

ASSETS

	March 31,	March 31,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$226,559	$33,097
Accounts receivable, net	989,313	1,313,638
Marketable securities-available for sale	3,110	13,450
Inventories	691,900	438,985
Prepaid expenses	812	403

Total Current Assets	1,911,694	1,799,573

PROPERTY AND EQUIPMENT, net	357,613	427,679

TOTAL ASSETS	$2,269,307	$2,227,252

The accompanying notes are an integral part of these consolidated financial statements.

F-2

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	March 31,
	2009	2008

CURRENT LIABILITIES

Accounts payable	$147,552	$530,548
Accrued liabilities	26,926	307,243
Income taxes payable	413,862	60,667
Short-term debt, related party	-	194,571

Total Current Liabilities	588,340	1,093,029

TOTAL LIABILITIES	588,340	1,093,029

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issues and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000 and 35,000,000
shares issues and outstanding, respectively	45,000	35,000
Additional paid-in capital	(73,237)	(34,827)
Accumulated other comprehensive income	(224,828)	75,163
Retained earnings	1,934,032	1,058,887

Total Stockholders' Equity	1,680,967	1,134,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,269,307	$2,227,252

The accompanying notes are an integral part of these consolidated financial statements.

F-3

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Year Ended
	March 31,
	2009	2008
REVENUES
Sales of goods, net	$5,403,848	$3,569,373
Sales of services, net	853,421	783,163

Total Revenues	6,257,269	4,352,536

COST OF SALES

Cost of goods sold	3,277,877	2,591,562

GROSS PROFIT	2,979,392	1,760,974

OPERATING EXPENSES

General and administrative expenses	1,099,229	983,221
Payroll expenses	539,159	365,640

Total Operating Expenses	1,638,388	1,348,861

INCOME FROM OPERATIONS	1,341,004	412,113

OTHER INCOME (EXPENSE)

(Loss) gain on sale of fixed assets	(950)	(27,056)
Interest expense	(6,034)	(10,597)
Interest income	32	12

Total Other Income (Expense)	(6,952)	(37,641)

NET INCOME BEFORE INCOME TAXES	1,334,052	374,472

INCOME TAX EXPENSE	458,907	60,385

NET INCOME	$875,145	$314,087
UNREALIZED HOLDING GAINS (LOSS)
ON AVAILABLE FOR SALE SECURITIES	$(11,245)	$(20,560)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	(288,746)	92,371

TOTAL COMPREHENSIVE INCOME (LOSS)	$575,155	$385,898

BASIC EARNINGS PER SHARE	$0.02	$0.01

FULLY DILUTED EARNINGS PER SHARE	$0.02	$0.01

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	40,013,699	35,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	40,013,699	35,000,000

The accompanying notes are a integral part of these consolidated financials statements.

F-4

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Consolidated Statements of Stockholders' Equity

					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2007	-	$-	35,000,000	$35,000	$(34,827)	$3,352	$744,800	$748,325

Unrealized holding gains (losses) on
available for sale securities	-	-	-	-	-	(20,560)	-	(20,560)

Foreign currency translation	-	-	-	-	-	92,371	-	92,371

Net income for the year
ended March 31, 2008	-	-	-	-	-	-	314,087	314,087

Balance, March 31, 2008	-	-	35,000,000	35,000	(34,827)	75,163	1,058,887	1,134,223

Recapitalization	-	-	10,000,000	10,000	(38,410)	-	-	(28,410)

Unrealized holding gains (losses) on	-	-	-	-	-	(11,245)	-	(11,245)
available for sale securities

Foreign currency translation	-	-	-	-	-	(288,746)	-	(288,746)

Net income for the year
ended March 31, 2009	-	-	-	-	-	-	875,145	875,145

Balance, March 31, 2009	-	$-	45,000,000	$45,000	$(73,237)	$(224,828)	$1,934,032	$1,680,967

The accompanying notes are a integral part of these consolidated financials statements.

F-5

PROFIRE ENERGY, INC. AND SUBSIDIARY
(FKA THE FLOORING ZONE, INC. AND SUBSIDIARY)
Consolidated Statements of Cash Flows

	For the Year Ended
	March 31,
	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income	$875,145	$314,087
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	40,655	41,638
Loss (gain) on sale of equipment	749	27,056
Bad debt expense	1,953	-
Changes in operating assets and liabilities:
Changes in accounts receivable	95,640	(691,188)
Changes in inventories	(369,545)	(294,584)
Changes in prepaid expenses	(536)	1,402
Changes in income taxes payable	405,306	-
Changes in accounts payable and accrued liabilities	(572,192)	569,662

Net Cash Provided by (Used in) Operating Activities	477,175	(31,927)

CASH FLOWS FROM
INVESTING ACTIVITIES

Proceeds from sale of equipment	4,261	6,776
Purchase of available for sale securities	(1,598)	(33,881)
Disposals of property and equipment	9,169	0
Purchase of fixed assets	(62,604)	(31,122)

Net Cash Provided by (Used in) Investing Activities	(50,772)	(58,227)

CASH FLOWS FROM
FINANCING ACTIVITIES

Business acquisition	(28,410)	-
Proceeds from related party payables	-	193,603
Repayment of bank overdraft	-	(19,318)
Repayment of related party payables	(177,562)	(51,130)

Net Cash Provided by (Used in) Financing Activities	(205,972)	123,155

Effect of exchange rate changes on cash	(26,969)	14

NET INCREASE (DECREASE) IN CASH	193,462	33,015
CASH AT BEGINNING OF PERIOD	33,097	82

CASH AT END OF PERIOD	$226,559	$33,097

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$6,001	$10,594
Income taxes	$84,304	$45,337

The accompanying notes are an integral part of these consolidated financial statements.

F-6

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies of Profire Energy, Inc. and Subsidiary (“the Company”) is presented to assist in understanding the Company’s financial statements.  The Company’s accounting policies conform to accounting principles generally accepted in the United States of America (US GAAP). On September 30, 2008, The Flooring Zone, Inc. (the Parent) entered into an Acquisition Agreement with Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc. (“the Subsidiary”), subject to customary closing conditions. All conditions for closing were satisfied or waived and the transaction closed on October 9, 2008.

Pursuant to the terms and conditions of the Acquisition Agreement, 35,000,000 shares of restricted common stock of the Company were issued to the three shareholders of Profire Combustion, Inc., in exchange for all of the issued and outstanding shares of the Subsidiary. As a result of the transaction, Profire Combustion, Inc. became a wholly-owned subsidiary of the Subsidiary and the shareholders of the Subsidiary became the controlling shareholders of the Company. For accounting purposes, the Subsidiary is considered the accounting acquirer, and the historical financial statements of the Subsidiary are presented as those of the Company.

In connection with the acquisition of Subsidiary, the Parent changed its fiscal year end to March 31 to coincide with the Subsidiary’s fiscal year end.

Organization and Line of Business

The Parent was incorporated on May 5, 2003 in the State of Nevada. The Subsidiary was incorporated on March 6, 2002 in the province of Alberta, Canada.

The Company provides products and services for burners and heaters for the oil and gas extraction industry in the Canadian and US markets.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The

Company has no common stock equivalents outstanding as of March 31, 2009 and 2008, respectively. Basic earnings per share for the years ended March 31, 2009 and 2008 are as follows:

	Years ended March 31,
	2009	2008
Net income applicable to common shareholders	$875,145	$314,087
Weighted average shares outstanding	40,013,699	35,000,000
Basic earnings per share	$0.02	$0.01
Fully diluted earnings per share	$0.02	$0.01

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to U.S. Dollars (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.2538 and 1.0279 were used to convert the Company’s March 31, 2009 and 2008 balance sheets, respectively, and the statements of operations used weighted average rates of 1.1264 and 1.0327 for the years ended March 31, 2009 and 2008, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Comprehensive Income.

Accounting Method and Fiscal Year

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on March 31.

Revenue Recognition

The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Parent is subject to US income taxes on its world-wide income with a credit provided for foreign taxes paid. The Subsidiary is a Canadian-controlled private corporation and receives a small business deduction that applies to the first $400,000 of income. The effective rates of income tax are 34.0% and 17.1% years ended March 31, 2009 and 2008, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $1,953 and $-0- for the years ended March 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less.

As of March 31, 2009 and 2008, book balances totaled $226,559 and $33,097, respectively. These deposits were insured entirely by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Inventory

In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis. Inventory consists of finished goods (>1%) held for sale and work in progress (53%).

As of March 31 inventory consisted of the following:

	2009	2008
Raw materials	$342,934	$438,985
Finished goods	5,168	-
Work in process	386,868	-
Subtotal	734,970	438,985
Reserve for obsolesce	(43,070)	-
Total	$691,900	$438,985

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Furniture and fixtures	5 Years
Machinery and equipment	5 Years
Buildings	25 Years

	Depreciation Expense
	Years ended March 31,
	2009	2008
Cost of goods sold	$4,684	$-
General & administrative	41,408	41,638
Total	$46,092	$41,638

Shipping and handling fees and costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.

The Company classifies expenses for shipping and handling costs as general and administrative expenses. The Company incurred shipping and handling costs of $45,777 and $9,112 during the years ended March 31, 2009 and 2008, respectively.

Advertising costs

The company classifies expenses for advertising as general and administrative expenses. The company incurred advertising costs of $14,055 and $18,235 during the years ended March 31, 2009 and 2008, respectively.

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities - an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Debt

The long-term and short-term debt consists of the following as of March 31:

	Blended
	Monthly	Interest	Matures	Loan balance
Lender	Payments	Rate	In	2009	2008
Promissory note from stockholders	$-0-	0%	2009	$-0-	$194,571
Less: short-term debt and current portion of long-term debt				-0-	(194,571)
Long-term debt, less current portion				$-0-	$-0-

In 2008, two of the Company’s stockholders lent funds of $200,000 CAD by way of an unsecured promissory note, which was non-interest bearing and was due March 30, 2009. This balance has been paid in full as of March 31, 2009. Imputed interest was calculated on the shareholder loans as of the dates of the balance sheets using the prime rate in effect as of the date of the note and was determined by management to have an immaterial impact on the financial statements.

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 3 – Stockholders’ Equity

The Company had the following $0.001 par value authorized stock:

Preferred Stock 10,000,000 shares.

Common Stock 100,000,000 shares.

As of March 31, 2009 and 2008, the Company had issued 45,000,000 and 35,000,000 shares of common stock, respectively.

Note 4 – Financial Instruments

For accounts receivable, accounts payable, accrued liabilities, current portion of long-term debt and long-term debt, the carrying amounts of these financial instruments approximates their fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 5 – Provision for Income tax

RECONCILIATION OF US FEDERAL/CANADIAN STATUTORY INCOME TAX RATE TO EFFECTIVE INCOME TAX RATE

	March 31, 2009	March 31, 2008
United States	35.0%	35.0%
Decrease in rate on income subject to the Canadian/Provincial small business deduction	(0.00)	(16.3)
Decrease in rate on income subject to Canadian income tax rates	(1.0)	(1.5)
Increase in rate resulting from non-deductible expenses	(0.0)	(0.1)
	(1.00)	(17.9)
Effective income tax rate	34.0%	17.1%

Components of Income Tax Expense	March 31, 2009	March 31, 2008
Federal U.S. Income Taxes
-Current	$-	$-
-Deferred	-	-
Foreign (Canadian and Provincial) Income Taxes	458,907	60,385
State Income Taxes
-Current	-	-
-Deferred	-	-
Total Income Tax Expense	$458,907	$60,385

Profire Energy, Inc. and Subsidiary
(Fka The Flooring Zone, Inc.)
Notes to the Consolidated Financial Statements
For Years Ended March 31, 2009 and 2008

Note 5 – Provision for Income tax (Continued)

The following are temporary items: Increase in rate resulting from non-deductible write-down of marketable securities, increase or decrease in rate resulting from depreciation and loss on equipment for book purposes in excess of depreciation for income tax purposes. These temporary differences are insignificant.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March31, 2009 and 2008.

Note 6 – Available for sale securities

The following table sets forth the available for sale securities held by the Company as of March 31, 2009:

Company name	Symbol	Shares	Market value (USD) as of 3/31/09	Fair market value (USD)
Copper King Mining Corporation	CPRK	50,000	$0.019	$950
Deep Blue Marine Inc.	DPBE	1,200,000	0.0018	2,160
Total value of trading securities				$3,110

The following table sets forth the available for sale securities held by the Company as of March 31, 2008:

Company name	Symbol	Shares	Market value (USD) as of 3/31/08	Fair market value (USD)
Copper King Mining Corporation	CPRK	50,000	$0.053	$2,650
Deep Blue Marine Inc.	DPBE	1,200,000	0.009	10,800
Total value of trading securities				$13,450

Note 7 – Commitments and Contingencies

The Company has a $400,000 revolving credit line with a local banking institution that it uses from time to time to satisfy short-term fluctuations in cash flows. At March 31, 2009 the Company had $-0- outstanding on the line of credit.