Form 10-Q
period 2009-06-30
PROFIRE ENERGY INC
filed 2009-08-11
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 7, 2009, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and March 31, 2009	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three month periods ended June 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended June 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure about Market Risk	16

Item 4T. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	18

Signatures	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	June 30,	March 31,
	2009	2009
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$236,013	$226,559
Accounts receivable, net	576,175	989,313
Marketable securities-available for sale	2,775	3,110
Inventories	710,637	691,900
Income tax refund receivable	48,980	-
Prepaid expenses	5,977	812

Total Current Assets	1,580,557	1,911,694

PROPERTY AND EQUIPMENT, net	383,418	357,613

TOTAL ASSETS	$1,963,975	$2,269,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	March 31,
	2009	2009
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$243,189	$147,552
Accrued liabilities	21,147	26,926
Income taxes payable	2,054	413,862

Total Current Liabilities	266,390	588,340

TOTAL LIABILITIES	266,390	588,340

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000 and 45,000,000
shares issued and outstanding, respectively	45,000	45,000
Additional paid-in capital	(73,237)	(73,237)
Accumulated other comprehensive loss	(75,137)	(224,828)
Retained earnings	1,800,959	1,934,032

Total Stockholders' Equity	1,697,585	1,680,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,963,975	$2,269,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended
	June 30,
	2009	2008
REVENUES
Sales of goods, net	$526,069	$949,033
Sales of services, net	143,731	215,543

Total Revenues	669,800	1,164,576

COST OF SALES

Cost of goods sold	251,304	673,232

GROSS PROFIT	418,496	491,344

OPERATING EXPENSES

General and administrative expenses	440,711	268,970
Payroll expenses	169,374	124,403

Total Operating Expenses	610,085	393,373

INCOME (LOSS) FROM OPERATIONS	(191,589)	97,971

OTHER INCOME (EXPENSE)

(Loss) gain on sale of fixed assets	-	2,272
Interest expense	(3,366)	(15)
Interest income	60	-

Total Other Income (Expense)	(3,306)	2,257

NET INCOME BEFORE INCOME TAXES	(194,895)	100,228

INCOME TAX EXPENSE (BENEFIT)	(61,822)	13,623

NET INCOME (LOSS)	$(133,073)	$86,605
UNREALIZED HOLDING GAINS (LOSS)
ON AVAILABLE FOR SALE SECURITIES	$(335)	$-
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	150,026	18,815

TOTAL COMPREHENSIVE INCOME (LOSS)	$16,618	$105,420

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00

FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	35,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	35,000,000

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(133,073)	$86,605
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Depreciation expense	10,146	11,112
Loss (gain) on sale of equipment	-	(2,272)
Bad debt expense	428	-
Changes in operating assets and liabilities:
Changes in accounts receivable	493,584	90,554
Changes in inventories	42,125	43,139
Changes in prepaid expenses	(5,022)	(3,331)
Changes in income taxes receivable	(48,980)	-
Changes in income taxes payable	(442,301)	-
Changes in accounts payable and accrued liabilities	76,810	(416,162)

Net Cash Provided by (Used in) Operating Activities	(6,283)	(190,355)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	-	4,379
Purchase of fixed assets	(4,270)	(6,875)

Net Cash Provided by (Used in) Investing Activities	(4,270)	(2,496)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in bank overdraft	-	162,959

Net Cash Provided by (Used in) Financing Activities	-	162,959

Effect of exchange rate changes on cash	20,007	602

NET INCREASE (DECREASE) IN CASH	9,454	(29,290)
CASH AT BEGINNING OF PERIOD	226,559	33,097

CASH AT END OF PERIOD	$236,013	$3,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,931	$15
Income taxes	$440,617	$61,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Inventory consisted of the following:

	June 30, 2009	March 31, 2009
Raw materials	$-	$-
Finished goods	757,533	738,796
Reserve for obsolescence	(46,896)	(46,896)

Total	$710,637	$691,900

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using period-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.15148 and 1.025404 were used to convert the Company’s June 30, 2009 and March 31, 2009 balance sheets, respectively, and the statements of operations used weighted average rates of 1.167755 and 1.030019 for the three months ended June 30, 2009 and 2008, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

PROFIRE ENERGY, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R). FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Income Taxes

The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid. The Company has accrued an income tax receivable $48,980 for the estimated income tax refund receivable due to the net operating losses of the Canadian subsidiary incurred during the three months ended June 30, 2009. The effective rates of income tax are (31.7%) and 13.6% for the periods ended June 30, 2009 and 2009, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three months ended June 30, 2009 and 2008. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2009.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008.

Total Revenues

Our total revenues during the quarter ended June 30, 2009 decreased 42% compared to the quarter ended June 30, 2008. We have worked to expand our operations during the past year. This decrease is a reversal of the trend of growth that we have experienced in recent quarters. We believe the decline in revenues compared to the prior quarters is primarily attributable to current economic conditions and a reaction to the steep declines in oil prices. We believe some customers are delaying projects as they wait to see what will happen with oil prices and demand before committing to new capital expenditures. During the quarter ended June 30, 2008, product sales accounted for 81% of total revenues and service sales accounted for 19% of total revenue. During the quarter ended June 30, 2009 the mix of product and service sales were slightly changed, with product sales at 79% of total revenues and service sales accounting for 21% of total revenue. We believe the increase in services revenues as a percentage of total revenues is related to a shift in demand for maintenance services despite our efforts to establishing ourselves as a product manufacturer and retailer. We also believe this shift was the result of the effects of the economic slowdown, which has some clients delaying product purchases. We expect total revenues will grow as we continue to expand our operations, however, with the drop in oil prices and the general economic slowdown, we expect revenue growth to be more modest in the current fiscal year, as a percentage, than it was in the past fiscal year.

Cost of Goods Sold

Cost of goods sold during the three months ended June 30, 2009 was $251,304 compared to $673,232 during the three months ended June 30, 2008. This 62% decrease is a result of the decreased level of sales volume of our products recognized for the quarter. As a percentage of sales, cost of goods sold decreased 20% as a result of pricing volume discounts from certain suppliers that offered incentives to buy inventory in greater quantity during the period and more efficiency relating to assembly of components before sale and installation. During the three months ended June 30, 2008, cost of goods sold as a percentage of total revenues was 58% of total revenue compared to 38% during the three months ended June 30, 2009. We anticipate cost of goods sold will continue to decline as a percentage of total revenues as we negotiate volume discounts for materials and improved production efficiencies.

                General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $440,711, a $171,741 or 64% increase from $268,970 for the same three month period ended June 30, 2008. This increase in general and administrative expense was largely the result of increases in staff as the Company implements its long-term growth strategy, the purchase of a new accounting system and losses realized on currency exchanges between the Canadian and US dollars. We expect general and administrative expenses will increase at more normalized rates as a function of sales growth as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the three months ended June 30, 2009 increased 36% to $169,374 from $124,403 for the three months ended June 30, 2008. We anticipate payroll expense will continue to be somewhat higher through the remainder of the current fiscal year as compared to our prior fiscal year due to the hiring of management and marketing personnel during 2009.

Net Income (Loss) Before Income Tax

The 43% decrease in cost of goods sold was insufficient to offset the 42% decrease in revenue coupled with the 64% increase in general and administrative expenses and 36% increase in payroll expenses. As a result we realized a net loss before income taxes of $194,895 during the three months ended June 30, 2009 compared to net income before income taxes of $100,228 during the three months ended June 30, 2008.

Income Tax Expense (Benefit)

As a result of net loss before income taxes during the quarter ended June 30, 2009, we realized an income tax benefit of $61,822, compared to an income tax expense of $13,623 during the quarter ended June 30, 2008. We incurred an operating loss for the three months ended June 30, 2009 which results in a potential income tax refund from the Canadian government or an offset against earnings realized during the remainder of fiscal 2010, if any.

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

During the three months ended June 30, 2009, we recognized a foreign currency translation gain of $150,026 compared to foreign currency translation gain of $18,815 during the three months ended June 30, 2008 due to the decline of the value of the U.S. dollar against the Canadian dollar during the quarter ended June 30, 2009.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a total comprehensive income of $16,618 during the three months ended June 30, 2009 compared to total comprehensive income of $105,420 during the three months ended June 30, 2008.

Liquidity and Capital Resources

Since inception, the operations of the Company have financed our business primarily from cash flows from operations and loans from Company executives. We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows. At June 30, 2009, we had $0 outstanding on our line of credit.

As of June 30, 2009 we had current assets of $1,580,557 and total assets of $1,963,975 including cash and cash equivalents of $236,013. At June 30, 2009 total liabilities were $266,390, all of which were current liabilities.

During the three months ended June 30, 2009 and 2008 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2009	Three months ended June 30, 2008

Net cash (used in) operating activities	$(6,283)	$(190,355)
Net cash (used in) investing activities	$(4,270)	$(2,496)
Net cash provided by financing activities	$-	$162,959
Effect of exchange rate changes on cash	$20,007	$602
NET INCREASE (DECREASE) IN CASH	$9,454	$(29,290)

Net cash used in our operating activities decreased 97%. As discussed above, during the three months ended June 30, 2009 we realized a significant decrease in net income which was offset by decreases in income taxes payable and accounts receivable and increases in accounts payable and accrued liabilities.

As noted above, from time to time we may also draw down on our revolving credit line to meet short-term cash needs. We have no current capital commitments outside of general operations and do not anticipate any in the near future.

Our accounts receivables are lower over the three month period as several of our customers have delayed development projects as they wait for economic conditions to settle. Inventory may fluctuate as we have opportunities to stock at favorable rates as we buy in scale. This may ebb and flow from quarter to quarter. Accrued liabilities will fluctuate as liabilities accrue.

During the three months ended June 30, 2009 we realized net cash of $9,454.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2009.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$ -	$ -	$ -	$ -	$ -
Revolving credit line	$ -	$ -	$ -	$ -	$ -
Short term debt-related parties	$ -	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -	$ -

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season. As the majority of our operations currently are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations. We typically have our strongest revenue growth cycles in the non-winter months.

Off-Balance Sheet Arrangements

As of June 30, 2009 and March 31, 2009 we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect the adoption of FAS 166 to have an impact on our results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R). FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect the adoption of FAS 167 to have an impact on our results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this

Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of FAS 168 to have an impact on our results of operations, financial condition or cash flows.

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

Item 4T. Controls and Procedures

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

As of June 30, 2009 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our interim Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2009, who communicated the matters to our management and board of directors.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2009, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

PROFIRE ENERGY, INC.

Date:	August 11, 2009	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 11, 2009	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer