Form 10-Q
period 2009-09-30
PROFIRE ENERGY INC
filed 2009-11-18
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 10, 2009, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and six month periods ended September 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure about Market Risk	17

Item 4T. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	20

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	September 30,	March 31,
	2009	2009
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$237,320	$226,559
Accounts receivable, net	1,052,080	989,313
Marketable securities-avaliable for sale	2,161	3,110
Inventories	720,275	691,900
Prepaid expenses	4,491	812

Total Current Assets	2,016,327	1,911,694

PROPERTY AND EQUIPMENT, net	415,688	357,613

TOTAL ASSETS	$2,432,015	$2,269,307

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

3

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	March 31,
	2009	2009
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$292,865	$147,552
Accrued liabilities	22,358	26,926
Income taxes payable	47,420	413,862

Total Current Liabilities	362,643	588,340

TOTAL LIABILITIES	362,643	588,340

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issued and outstanding	45,000	45,000
Additional paid-in capital	(71,561)	(73,237)
Accumulated other comprehensive income	69,729	(224,828)
Retained earnings	2,026,204	1,934,032

Total Stockholders' Equity	2,069,372	1,680,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,432,015	$2,269,307

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

4

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES

Sales of goods, net	$1,062,821	$1,930,881	$1,588,890	$2,879,914
Sales of services, net	164,451	215,053	308,182	430,596

Total Revenues	1,227,272	2,145,934	1,897,072	3,310,510

COST OF SALES

Cost of goods sold	430,061	815,655	681,365	1,488,887

GROSS PROFIT	797,211	1,330,279	1,215,707	1,821,623

OPERATING EXPENSES

General and administrative expenses	316,426	576,797	746,678	834,655
Payroll expenses	153,507	110,107	322,881	234,510
Depreciation expense	10,459	11,003	20,918	22,115

Total Operating Expenses	480,392	697,907	1,090,477	1,091,280

INCOME FROM OPERATIONS	316,819	632,372	125,230	730,343

OTHER INCOME (EXPENSE)

(Loss) gain on sale of fixed assets	-	(1,906)	-	366
Interest expense	(190)	(792)	(3,556)	(807)
Interest income	17	-	77	-

Total Other Income (Expense)	(173)	(2,698)	(3,479)	(441)

NET INCOME BEFORE INCOME TAXES	316,646	629,674	121,751	729,902

INCOME TAX EXPENSE	91,401	201,054	29,579	214,677

NET INCOME	$225,245	$428,620	$92,172	$515,225
UNREALIZED HOLDING GAINS (LOSS)
ON AVALIABLE FOR SALE SECURITIES	$(640)	$-	$(975)	$-
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	145,506	(67,731)	295,532	(48,916)

TOTAL COMPREHENSIVE INCOME (LOSS)	$370,111	$360,889	$386,729	$466,309

BASIC EARNINGS PER SHARE	$0.01	$0.01	$0.01	$0.01

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	35,027,397	45,000,000	35,027,397

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

5

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income	$92,172	$515,225
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	20,917	22,115
Impairment of available for sale securities	1,395	-
Stock option issued for services	1,676	-
Changes in operating assets and liabilities:
Changes in accounts receivable	95,230	(707,993)
Changes in inventories	83,647	(119,344)
Changes in marketable securities	-	(55)
Changes in income taxes payable	(413,100)	214,678
Changes in accounts payable and accrued liabilities	112,248	(257,058)

Net Cash Used in Operating Activities	(5,815)	(332,432)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(18,788)	(6,757)

Net Cash Used in Investing Activities	(18,788)	(6,757)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	-	175,541
Bank overdraft	-	130,534

Net Cash Provided by Financing Activities	-	306,075

Effect of exchange rate changes on cash	35,364	110

NET INCREASE (DECREASE) IN CASH	10,761	(33,004)
CASH AT BEGINNING OF PERIOD	226,559	33,097

CASH AT END OF PERIOD	$237,320	$93

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$3,556	$807
Income taxes	$454,163	$-

NON CASH FINANCING ACTIVITIES:
Related party payables assumed in merger	$-	$46,288

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements..

6

PROFIRE ENERGY, INC. AND SUBSIDIARY

Notes to the Condensed Unaudited Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - EQUITY TRANSACTIONS

On September 30, 2008 the Company entered into an Acquisition Agreement with Profire Combustion, Inc. (“Profire”) and the shareholders of Profire Combustion, Inc., subject to customary closing conditions. All conditions for closing were satisfied or waived and the transaction closed on October 9, 2008.

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

On September 3, 2009, the Company granted stock options to purchase an aggregate of 410,000 shares of Company common stock to six Company employees. The options were granted pursuant to the Company’s 2003 Stock Incentive Plan. The options have an exercise price of $0.40. The options vest in equal amounts over a period of three years, with the first portion vesting on the one-year anniversary of the date of grant. Vesting is contingent upon continued employment with the Company. The options expire five years from the date of grant. The Company used the above assumptions in their calculation of the fair value of these grants using the Black Scholes model and recognized an expense for the six months ended September 30, 2009 of $1,676.

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

PROFIRE ENERGY, INC. AND SUBSIDIARY

Notes to the Condensed Unaudited Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

In accordance with ASC Topic 605 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.

Inventory consisted of the following:

	September 30, 2009	March 31, 2009
Raw materials	$-	$-
Finished goods	767,171	738,796
Reserve for obsolescence	(46,896)	(46,896)

Total	$720,275	$691,900

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.07280 and 1.025376 were used to convert the Company’s September 30, 2009 and March 31, 2009 balance sheets, respectively, and the statements of operations used weighted average rates of 1.132927 and 1.07194 for the six months ended September 30, 2009 and 2008, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

Stock Based Compensation

The Company adopted the provisions of ASC Topic 718, Compensation – Stock Compensation, for its stock-based compensation plans. Under ASC Topic 718, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards. The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award. The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award.

PROFIRE ENERGY, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Income Taxes

The Company is subject to U.S. income taxes on its world-wide income with a credit provided for foreign taxes paid, primarily in Canada. The effective rate of income tax is 29% for the periods ended September 30, 2009 and 2008, respectively.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855 from the balance sheet date ASCthrough November 18, 2009, which is the date the financial statements are issued or are available to be issued and have no material agreements or transactions requiring disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six months ended September 30, 2009 and 2008. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2009.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008.

Total Revenues

Our total revenues during the quarter ended September 30, 2009 decreased 43% compared to the quarter ended September 30, 2008. We have worked to expand our operations during the past quarter with continuing efforts to research the sales possibilities in the U.S. We believe the decline in revenues compared to prior year quarter is primarily attributable to current economic conditions and a reaction to the steep declines in oil prices. We know some customers are delaying projects as they wait to see what will happen with oil prices and demand before committing to new capital expenditures. During the quarter ended September 30, 2008, product sales accounted for 90% of total revenues and service sales accounted for 10% of total revenue. During the quarter ended September 30, 2009 the mix of product and service sales shifted slightly with product sales at 87% of total revenues and service sales accounting for 13% of total revenue. We believe the increase in services revenues as a percentage of total revenues is the result of the effects of the economic slowdown, which has some clients delaying product purchases. We expect total revenues will grow as we continue to expand our operations, however, with the drop in oil prices and the general economic slowdown, we expect revenue growth to be more modest in the current fiscal year, as a percentage, than it was in the past fiscal year.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2009 was $430,061 compared to $815,655 during the three months ended September 30, 2008. This 47% decrease is a result of the decreased level of sales volume of our products recognized for the quarter. As a percentage of sales, cost of goods sold decreased 3% as a result of pricing volume discounts from certain suppliers that offered incentives to buy inventory in greater quantity during the period and more efficiency relating to assembly of components before sale and installation. During the three months ended September 30, 2009, cost of goods sold as a percentage of total revenues was 35% of total revenue compared to 38% during the three months ended September 30, 2008. We anticipate cost of goods sold will continue to decline as a percentage of total revenues as we negotiate volume discounts for materials and improved production efficiencies.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $316,426, a $260,371 or 45% decrease from $576,797 for the same three month period ended September 30, 2008. This decrease in general and administrative expense was largely the result of cost cutting in reaction to the decline in demand for our products and services, as well as the prior year amount included non-recurring expenses related to the acquisition of Profire Combustion, Inc. We expect general and administrative expenses will increase at more normalized rates as a function of sales growth as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the three months ended September 30, 2009 increased 39% to $153,507 from $110,107 for the three months ended September 30, 2008. We anticipate payroll expense will continue to be somewhat higher through the remainder of the current fiscal year as compared to our prior fiscal year due to the hiring of management and marketing personnel during 2009.

Income From Operations

The 47% decrease in cost of goods sold and the 45% decrease in general and administrative expenses were insufficient to offset the 43% decrease in revenue coupled with the 39% increase in payroll expenses. As a result, we realized income from operations of $316,819 during the three months ended September 30, 2009 compared to income from operations of $632,372 during the three months ended September 30, 2008.

                  Income Tax Expense

During the quarter ended September 30, 2009, we realized an income tax expense of $91,401, compared to an income tax expense of $201,054 during the quarter ended September 30, 2008. The income tax expense for the quarter ended September 30, 2009 was reduced by net operating losses incurred during the quarter ended June 30, 2009.

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

During the three months ended September 30, 2009, we recognized a foreign currency translation gain of $145,506 compared to foreign currency translation loss of $67,731 during the three months ended September 30, 2008 due to the decline of the value of the U.S. dollar against the Canadian dollar during the quarter ended September 30, 2009.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized total comprehensive income of $370,111 during the three months ended September 30, 2009 compared to total comprehensive income of $360,889 during the three months ended September 30, 2008.

Comparison of the six months ended September 30, 2009 and 2008.

Total Revenues

During the six months ended September 30, 2009 total revenues were $1,897,072 compared to $3,310,510 during the six months ended September 30, 2008. The decrease in total revenues is primarily attributable to a 45% decrease in sales of goods during the six month period ended September 30, 2009. This significant decrease in sales was primarily attributable to current economic conditions and a reaction to the steep declines in oil prices. We know some customers are delaying projects as they wait to see what will happen with oil prices and demand before committing to new capital expenditures. During the six months ended September 30, 2008, product sales accounted for 87% of total revenues. By comparison, during the six months ended September 30, 2009, product sales accounted for 84% of total revenues. Service revenue decreased 28% from 2008 to 2009 and accounted for 16% of total revenue, compared to 13% during 2008. We believe the decrease in services revenues as a percentage of total revenues is related to our efforts to establishing ourselves as a product manufacturer and retailer. We expect total revenues will grow when oil prices recover.

Cost of Goods Sold

Cost of goods sold during the six months ended September 30, 2009 was $681,365 compared to $1,488,887 during the six months ended September 30, 2008. This 54% decrease is the result of the decline in equipment sales. During the six month period ended September 30, 2009, cost of goods sold as a percentage of total revenues was 36% compared to 45% during the six months ended September 30, 2008. We anticipate as product sales increase cost of goods sold will also increase, although we expect as a percentage of total revenues cost of goods sold will remain fairly consistent.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2009 were $746,678 an $87,977 or an 11% decrease compared to the same six month period ended September 30, 2008. This decrease in general and administrative expense was largely the result of cost cutting in reaction to the decline in demand for our products and services. We expect general and administrative expenses will increase at more normalized rates as a function of sales growth as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the six months ended September 30, 2009 was $322,881 or 38% higher than during the six months ended September 30, 2008. This increase in payroll expense was the result of both the hiring of additional employees and wage increases for existing employees. We anticipate payroll expense will remain higher during the remainder of the current fiscal year.

Income From Operations

As a result of the 43% decrease in total revenue, which was only partially offset by the 54% decrease in cost of goods sold, income from operations decreased $605,113 to $125,230 during the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

Income Tax Expense

Income tax expense during the six months ended September 30, 2009 was $29,579 compared to $214,677 during the six months ended September 30, 2008. This reduced tax expense was due to the tax benefit we realized as a result of the operating loss realized in the first quarter of 2009.

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

During the six months ended September 30, 2009, we recognized a foreign currency translation gain of $295,532 compared to foreign currency translation loss of $48,916 during the six months ended September 30, 2008. This gain in 2009 is a function of the appreciation of the Canadian dollar against the U.S. dollar compared to a decline of the Canadian dollar against the U.S. dollar during 2008.  The Canadian dollar rose to approximately $0.93 per U.S. dollar at September 30, 2009 from approximately $0.80 at March 31, 2009.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a $79,580 decrease in total comprehensive income to $386,729 during the six months ended September 30, 2009 compared to total comprehensive income of $466,309 during the six months ended September 30, 2008.

Liquidity and Capital Resources

Since inception, the operations of the Company have financed our business primarily from cash flows from operations and loans from Company executives. We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows. At September 30, 2009, we had $0 outstanding on our line of credit.

As of September 30, 2009 we had current assets of $2,016,327 and total assets of $2,432,015 including cash and cash equivalents of $237,320. At September 30, 2009 total liabilities were $362,643, all of which were current liabilities.

During the six months ended September 30, 2009 and 2008 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2009	Six months ended September 30, 2008

Net cash (used in) operating activities	$(5,815)	$(332,432)
Net cash (used in) investing activities	$(18,788)	$(6,757)
Net cash provided by financing activities	$-	$306,075
Effect of exchange rate changes on cash	$35,364	$110

NET INCREASE (DECREASE) IN CASH	$10,761	$(33,004)

Net cash used in our operating activities decreased 98%. As discussed above, during the three months ended September 30, 2009 we realized a significant decrease in net income which was offset by decreases in income taxes payable and accounts receivable and increases in accounts payable and accrued liabilities.

As noted above, from time to time we may also draw down on our revolving credit line to meet short-term cash needs. We have no current capital commitments outside of general operations and do not anticipate any in the near future.

Our accounts receivables were 6% higher over the six month period ended June 30, 2009 as several of our customers have commenced ordering products as they deem conditions to be improving somewhat. We anticipate these accounts will be converted to cash on normal terms. Inventory may fluctuate as we have opportunities to stock at favorable rates as we buy in scale. This may ebb and flow from quarter to quarter. Accrued liabilities will fluctuate as liabilities accrue.

During the six months ended September 30, 2009 we realized a net cash gain of $10,761.

                Summary of Material Contractual Commitments

The Company had no material contractual commitments as of September 30, 2009.

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

                Off-Balance Sheet Arrangements

As of September 30, 2009 and March 31, 2009 we had no off-balance sheet arrangements.

                 Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

As of September 30, 2009 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our interim Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2009, who communicated the matters to our management and board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 3, 2009 our board of directors granted options to purchase an aggregate of 410,000 shares of our restricted common stock to six Company employees, none of whom are executive officers or directors of the Company. The options were granted pursuant to our 2003 Stock Incentive Plan.

The options have an exercise price of $0.40 per share, which was equal to the market price of our common shares on the date of grant. The options vest in equal amounts over three years, with the initial portion vesting on the one-year anniversary of the date of grant. Vesting is contingent upon continued employment with the Company. The options expire five years from the date of grant.

As noted above, grants were made to six persons, each of whom is a non-U.S. person and was outside the U.S. at the time the grants were made. The grants were made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) under the Securities Act of 1933.

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

PROFIRE ENERGY, INC.

Date:	November 18, 2009	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 18, 2009	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer