Form 10-Q
period 2009-12-31
PROFIRE ENERGY INC
filed 2010-02-11
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                                 Accelerated filer [  ]
Non-accelerated filer [  ]                                                                Smaller reporting company [X]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ]     No [X]

As of February 10, 2010, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and March 31, 2009	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and nine month periods ended December 31, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure about Market Risk	18

Item 4T. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1A. Risk Factors	19

Item 6. Exhibits	20

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	March 31,
	2009	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$559,180	$226,559
Accounts receivable, net	2,407,147	989,313
Marketable securities-available for sale	3,716	3,110
Inventories	664,213	691,900
Prepaid expenses	1,968	812

Total Current Assets	3,636,224	1,911,694

PROPERTY AND EQUIPMENT, net	423,221	357,613

TOTAL ASSETS	$4,059,445	$2,269,307

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	March 31,
	2009	2009
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$366,378	$147,552
Accrued liabilities	93,733	26,926
Income taxes payable	466,884	413,862

Total Current Liabilities	926,995	588,340

TOTAL LIABILITIES	926,995	588,340

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issues and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issues and outstanding	45,000	45,000
Additional paid-in capital	(61,505)	(73,237)
Accumulated other comprehensive income (loss)	169,993	(224,828)
Retained earnings	2,978,962	1,934,032

Total Stockholders' Equity	3,132,450	1,680,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,059,445	$2,269,307

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES
Sales of goods, net	$2,434,3018	$1,355,482	$4,023,208	$4,235,396
Sales of services, net	202,124	233,548	510,306	664,144
Total Revenues	2,636,442	1,589,030	4,533,514	4,899,540
COST OF SALES
Cost of goods sold	572,445	624,441	1,253,810	2,113,328
GROSS PROFIT	2,063,997	964,589	3,279,704	2,786,212
OPERATING EXPENSES
General and administrative expenses	516,100	459,033	1,262,778	1,293,688
Payroll expenses	187,472	154,884	510,353	389,394
Depreciation expense	11,138	9,158	32,056	31,273
Total Operating Expenses	714,710	623,075	1,805,187	1,714,355
INCOME FROM OPERATIONS	1,349,287	341,514	1,474,517	1,071,857
OTHER INCOME (EXPENSE)
(Loss) gain on sale of fixed assets	-	(20)	-	346
Interest expense	(77)	(4,209)	(3,633)	(5,016)
Interest income	56	-	133	-
Total Other Income (Expense)	(21)	(4,229)	(3,500)	(4,670)
NET INCOME BEFORE INCOME TAXES	1,349,266	337,285	1,471,017	1,067,187

INCOME TAX EXPENSE	396,508	151,216	426,087	365,893

NET INCOME	$952,758	$186,069	$1,044,930	$701,294
UNREALIZED HOLDING LOSS
ON AVAILABLE FOR SALE SECURITIES	$1,764	$-	$789	$-
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	98,500	(218,174)	394,032	(267,090)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,053,022	$(32,105)	$1,439,751	$434,204

BASIC AND DILUTED EARNINGS PER SHARE	$0.02	$0.00	$0.02	$0.02

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	45,000,000	45,000,000	45,000,000	45,000,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,044,930	$701,294
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation expense	32,056	31,273
Impairment of available for sale securities	-	-
Stock options issued for services	11,732	-
Changes in operating assets and liabilities:
Changes in accounts receivable	(1,158,988)	(515,991)
Changes in inventories	153,831	(330,279)
Changes in prepaid expenses	(944)	(52)
Changes in income taxes payable	(26,178)	346,778
Changes in accounts payable and accrued liabilities	246,066	(261,919)

Net Cash Provided by (Used in) Operating Activities	302,505	(28,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(28,162)	(8,078)

Net Cash Used in Investing Activities	(28,162)	(8,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party payables	-	(91,937)
Proceeds from revolving credit line	-	128,296

Net Cash Provided by Financing Activities	-	36,359

Effect of exchange rate changes on cash	58,278	(5,207)

NET INCREASE (DECREASE) IN CASH	332,621	(5,822)
CASH AT BEGINNING OF PERIOD	226,559	33,097

CASH AT END OF PERIOD	$559,180	$27,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$3,633	$5,016
Income taxes	$454,163	$118,397

NON CASH FINANCING ACTIVITIES:
Related party payables assumed in merger	$-	$46,288

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Unaudited Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements.  The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – EQUITY TRANSACTIONS

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

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Unaudited Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

In accordance with ASC Topic 605 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on a weighted-average price basis.

Inventory consisted of the following:

	December 31,	December 31,
	2009	2008
Raw materials	$ -	$ -
Finished goods	711,109	738,796
Reserve for obsolescence	(46,896)	(46,896)
Total	$ 664,213	$ 691,900

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.04940 and 1.025376 were used to convert the Company’s December 31, 2009 and March 31, 2009 balance sheets, respectively, and the statements of operations used weighted average rates of 1.108914 and 1.07194 for the nine months ended December 31, 2009 and 2008, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Total Comprehensive Income.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Unaudited Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.
In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Unaudited Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15,2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Income Taxes

The Parent is subject to U.S. income taxes on its world-wide income with a credit provided for foreign taxes paid however; the U.S. parent company recorded a net loss and thus is not subject to U.S. income tax during either period being reported.  The Canadian subsidiary is subject to Canadian income taxes. The effective Canadian income tax rates are 29.0% and 34.3% for the nine months ended December 31, 2009 and 2008, respectively.

Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through February 10, 2010 and there are no material subsequent events to report other than those reported.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and nine months ended December 31, 2009 and 2008.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2009.

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

Results of Operations

Comparison of the three months ended December 31, 2009 and 2008.

Total Revenues

Our total revenues during the quarter ended December 31, 2009 increased 66% compared to the quarter ended December 31, 2008.  We have worked to expand our operations during the past quarter with continuing efforts to research the sales possibilities in the U.S.   We believe the rise in revenues compared to the same quarter of 2008 is primarily attributable to current economic conditions and in reaction to the rise in oil prices.  We know some customers were delaying projects as they waited to see what would happen with oil prices and demand before committing to new capital expenditures.

During the quarter ended December 31, 2008, product sales accounted for 85% of total revenues and service sales accounted for 15% of total revenue.  During the quarter ended December 31, 2009 the mix of product and service sales shifted, with product sales at 92% of total revenues and service sales accounting for 8% of total revenue.

We believe the increase in product revenues as a percentage of total revenues is the result of the effects of the rising oil prices, which encouraged some clients to fulfill product purchases they had been delaying.  In the most recently completed quarter, we realized a large spike in sales.  We believe this was due to pent-up demand resulting from the slower previous three quarters combined with more favorable oil prices during the current quarter. We expect total revenues will continue to grow as we expand our operations, however, with the volatility in oil prices and the general economic slowdown,  we expect revenue growth to be more modest than it was during the quarter ended December 31, 2009.

Cost of Goods Sold

Cost of goods sold during the three months ended December 31, 2009 was $572,445 compared to $624,441 during the three months ended December 31, 2008.  This 8% decrease is a result two main factors.  First, due to high and steady demand, a large portion of our orders were on back order.  This resulted in virtually no holding costs as units were received, assembled and shipped in less time, sometimes on the same day.  The high demand also allowed our workers to increase overall productivity as they were able to produce more units in less time.  These conditions substantially lowered the fixed costs that are allocated to our cost of goods sold.  Second, because we had steady and reliable orders to place with vendors, we were able to negotiate more favorable prices and terms.

As a percentage of revenue, cost of goods sold decreased 17% during the three months ended December 31, 2009 compared to the same three month period in 2008, as a result of pricing volume discounts from certain suppliers that offered incentives to buy inventory in greater quantity during the period and more efficiency relating to assembly of components before sale and installation.  During the three months ended December 31, 2009, cost of goods sold as a percentage of total revenues was 22% of total revenue compared to 39% during the three months ended December 31, 2008.  Much of this decrease was due to the favorable conditions mentioned above which may not continue.  We do believe that as we expand and continue to improve our operations that an overall improvement in our margins will persist over prior years.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2009 were $516,100, a $57,067 or 12% increase from $459,033 for the same three month period ended December 31, 2008.  This increase in general and administrative expense was largely due to our planned expansion and the recent rise in demand for our products and services.  Our company has hired additional sales and administrative staff and increased spending on product development and general costs related to the expansion. We expect overall general and administrative expenses will continue to increase as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the three months ended December 31, 2009 increased 21% to $187,472 from $154,884 for the three months ended December 31, 2008.  We anticipate payroll expense will continue to be somewhat higher through the remainder of the current fiscal year as compared to our prior fiscal year due to the hiring of management and marketing personnel during 2009.

Income from Operations

The 8% decrease in cost of goods sold compared to the December 31, 2008 numbers coupled with the 66% increase in revenue was somewhat offset by a 15% increase in total operating expense.  As a result we realized a net income before income taxes and foreign currency gain of $1,349,266 during the three months ended December 31, 2009 compared to net income before income taxes of $337,285 during the three months ended December 31, 2008.

Income Tax Expense

During the quarter ended December 31, 2009, we realized an income tax expense of $396,508, compared to an income tax expense of $151,216 during the quarter ended December 31, 2008.  This increase was due to the spike in sales mentioned previously.

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

During the three months ended December 31, 2009, we recognized a foreign currency translation gain of $98,500 compared to foreign currency translation loss of $218,174 during the three months ended December 31, 2008 due to the decline of the value of the U.S. dollar against the Canadian dollar during the quarter ended December 31, 2009.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized total comprehensive income of $1,053,022 during the three months ended December 31, 2009 compared to total comprehensive loss of $32,105 during the three months ended December 31, 2008.

Comparison of the nine months ended December 31, 2009 and 2008.

Total Revenues

During the nine months ended December 31, 2009 total revenues were $4,533,514 compared to $4,899,540 during the nine months ended December 31, 2008.  The decrease in total revenues is primarily attributable to a 5% decrease in sales of goods during the nine month period ended December 31, 2009.  This decrease in sales was primarily attributable to current economic conditions and a reaction to the decline in oil prices since 2008.  The decline in sales resulting from negative economic conditions and falling oil prices has been partially offset by the recent economic rally and firming up of oil prices.

The 66% increase in total revenues during the 2009 third quarter over the 2008 third quarter noted above was insufficient to completely offset the decreases we experienced in the first two quarters of the fiscal year. Customers who previously were delaying projects have begun to resume buying however, we know some customers continue to delay projects as they wait to see what will happen with oil prices and demand before committing to new capital expenditures.

During the nine months ended December 31, 2008, product sales accounted for 86% of total revenues.  By comparison, during the nine months ended December 31, 2009, product sales accounted for 89% of total revenues.  Service revenue decreased 23% from 2008 to 2009 and accounted for 11% of total revenue, compared to 14% during 2008.  We believe the decrease in services revenues as a percentage of total revenues is related to our efforts to establishing ourselves as a product manufacturer and retailer. We expect total revenues will grow as oil prices recover.

Cost of Goods Sold

Cost of goods sold during the nine months ended December 31, 2009 was $1,253,810 compared to $2,113,328 during the nine months ended December 31, 2008.  This 41% decrease for the nine month period is primarily the result of the positive outcomes of the most recent fiscal quarter.  During the nine month period ended December 31, 2009, cost of goods sold as a percentage of total revenues was 28% compared to 43% during the nine months ended December 31, 2008.    As we continue to develop our business, we anticipate that our cost of goods sold ratios will begin to stabilize.  While the efficiencies and high demand mentioned earlier may not continue at the same rate as what was experienced this quarter, as we grow and develop our company, we believe the much of the achieved improvements will persist over time.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2009 were $1,262,778, a $30,910 or a 2% decrease compared to the same nine month period ended December 31, 2008.  This decrease in general and administrative expense was largely the result of cost cutting during the first two quarters of the year in reaction to the decline in demand for our products and services.  During the most recent quarter, these savings were offset as expenses increased due to the rebound in demand. We expect general and administrative expenses will continue to increase as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the nine months ended December 31, 2009 was $510,353 or 31% higher than during the nine months ended December 31, 2008.  This increase in payroll expense was the result of both the hiring of additional employees and wage increases for existing employees.  We anticipate payroll expense will remain higher during the remainder of the current fiscal year.

Net Income (Loss) Before Income Tax

As a result of the 7% decrease in total revenue, which was more than offset by the 41% decrease in cost of goods sold, net income before income taxes increased by $403,830 to $1,471,017 during the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

Income Tax Expense

Income tax expense during the nine months ended December 31, 2009 was $426,087 compared to $365,893 during the nine months ended December 31, 2008. This increase in income tax expense was due to the significant jump in sales in during the three months ended December 31, 2009.

Foreign Currency Translation Gain (Loss)

During the nine months ended December 31, 2009, we recognized a foreign currency translation gain of $394,032 compared to foreign currency translation loss of $267,090 during the nine months ended December 31, 2008. This gain in 2009 is a function of the appreciation of the Canadian dollar vs. the US dollar compared to a decline of the Canadian dollar vs the US dollar during 2008.  The Canadian dollar rose to approximately $0.97 per US dollar at December 31, 2009 from approximately $0.80 at March 31, 2009.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a $1,005,547 increase in total comprehensive income to $1,439,751 during the nine months ended December 31, 2009 compared to total comprehensive income of $434,204 during the nine months ended December 31, 2008.

Liquidity and Capital Resources

Since inception, we have financed our business primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  At December 31, 2009, we had $0 outstanding on our line of credit.

As of December 31, 2009 we had current assets of $3,636,224 and total assets of $4,059,445 including cash and cash equivalents of $559,180.  At December 31, 2009 total liabilities were $926,995, all of which were current liabilities.

During the nine months ended December 31, 2009 and 2008 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2009	Nine months ended December 31, 2008

Net cash provided by (used in) operating activities	$302,505	$(28,896)
Net cash (used in) investing activities	$(28,162)	$(8,078)
Net cash provided by financing activities	$-	$36,359
Effect of exchange rate changes on cash	$58,278	$(5,207)

NET INCREASE (DECREASE) IN CASH	$332,621	$(5,822)

Net cash provided by our operating activities increased by $302,505.  During the nine months ended December 31, 2009 we realized increases in net income, accounts payable and accrued liabilities which was partially offset by a significant increase in accounts receivable.

We have no current capital commitments outside of general operations and do not anticipate any in the near future.  We believe between cash on hand and our revolving credit line we have sufficient resources to meet our short-term cash needs.

Our accounts receivables were 143% higher over the period ended March 31, 2009 as several of our customers have commenced ordering products as they deem conditions to be improving somewhat.  We anticipate these accounts will be converted to cash on normal terms.  Inventory may fluctuate as we have opportunities to stock at favorable rates as we buy in scale.  This may ebb and flow from quarter to quarter.  Accrued liabilities will fluctuate as liabilities accrue.

During the nine months ended December 31, 2009 we realized a net cash gain of $332,621.

Summary of Material Contractual Commitments

The Company had no material contractual commitments as of December 31, 2009.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season.  As the majority of our operations currently are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations.  We typically have our strongest revenue growth cycles in the non-winter months, however the economic conditions that prevailed during this past year and the abnormal jump in sales this last quarter this effect was not as pronounced as in past years.  As our Company begins to expand southward into the United States we anticipate this effect to diminish.

Off-Balance Sheet Arrangements

As of December 31, 2009 and March 31, 2009 we had no off-balance sheet arrangements.

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

As of December 31, 2009 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2009, who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements for the future years.

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

PROFIRE ENERGY, INC.

Date:	February 11, 2010	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	February 11, 2010	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer