Form 10-K
period 2010-03-31
PROFIRE ENERGY INC
filed 2010-06-29
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 000-52376

PROFIRE ENERGY, INC.
(Name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

321 South 1250 West, # 3
Lindon, Utah	84042
(Address of principal executive offices)	(Zip code)

(801) 796-5127
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act:
None

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,959,455.

As of June 16, 2010, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

Information Concerning Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  For this purpose any statement contained in this annual report that is that is not a statement of historical fact may be deemed to be forward-looking.  These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities and Exchange Commission.

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

In addition to the Profire 1100 combustion management system, we manufacture other systems and products for sale, including a burner management system specific to incinerator systems, called the Profire 1100i and “fuel-trains” or “valve-trains” to accompany system installations.  These fuel-trains include piping, valves, controls, etc., relating to the process of safely providing fuel to burners, as well as having safety controllers to monitor operations.  We have also developed and are currently testing a more advanced burner-management system prototype that we believe will soon be market ready.

Principal Markets

Since inception, we have focused our sales efforts primarily in Western Canada.  Given our success in that market, we have determined to expand our sales efforts to other markets, particularly the U.S. market.  At present, we believe the best way to penetrate foreign markets is to retain well-established supply companies to represent Profire products and market them to their existing customers.  We hope to take advantage of those existing relationships to rapidly establish market share in new markets.  We also believe this strategy will be less costly than trying to establish our own in-house sales force in each new market we wish to enter.  We are currently contacting product supply houses in various new markets to represent our products. We have also begun to look for sales personnel in the U.S. market who would be primarily responsible for creating and establishing these relationships.

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

Dependence upon Major Customers

During the fiscal years ended March 31, 2010, 2009 and 2008, the following customers accounted for more than 10% of our total revenues:

	Year ended March 31,
Customer	2010	2009	2008
Grit Industries/A-Fire Holdings Ltd.	26%	26%	32%
Heating Solutions International Inc.	19%	32%	12%
Guest Controls	23%	*	*
* Less than 10%.

Often our customers, as is the case with Grit Industries Inc./A-Fire Holdings Ltd. and Heating Solutions International Inc., are contractors for large oil companies who specify the use of our equipment.  Typically, our customers bid for the same jobs, so if one does not get the job, another will.  Regardless, of who wins the contract, if the oil company bidding out the job requires our equipment the winning bidder has to acquire the equipment from us.  Of course, the loss of any one or more of these major customers could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

Backlog

As of March 31, 2010, there was no current backlog.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  There can be no assurance, however, that the orders representing such backlog will not be cancelled.

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

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems.  During the years ended March 31, 2010 and March 31, 2009 we spent $73,722 and $151,036, respectively, on research and development programs.  None of these research and development costs were directly borne by our customers.

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

Employees

As of March 31, 2010, we had approximately 16 employees, including 15 full-time employees.

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

Risks Relating to our Business

Our business and financial condition could be materially impacted if we lose the services of certain employees.  During the fiscal year we brought in additional employees and are working to cross train employees to lessen our dependence on any particular individual.  We believe this has decreased our dependence on any one individual.  We do not currently maintain key-man insurance on any of our executive officers or employees.  Although it would not solve the potential problem of a loss of the services of any particular employee, we may seek key-man insurance on these individuals, and perhaps others, to help in the case of such an event

If we are unable to attract and retain skilled workers that could impair our growth potential and profitability.  Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled workers.  Our ability to expand our operations is in part impacted by our ability to increase our labor force.  The demand for skilled oilfield employees is high and the supply is very limited.  A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both.  If either of these events were to occur, our capacity and profitability could be diminished, and our growth potential could be impaired.

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

Some of our products use equipment and materials that are available from a limited number of suppliers.  We purchase equipment provided by a limited number of manufacturers who specialize in combustion burner equipment.  During periods of high demand these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment.  There are a limited number of suppliers for certain materials used in burner management systems, our largest product line.  While these materials are generally available, supply disruptions can occur due to factors beyond our control.  Such disruptions, delayed deliveries, and higher prices could limit our ability to provide services or increase the costs of providing services thus reducing revenues and profits.

If we are unable to expand into new markets our ability to grow our business and profitably as planned could be materially adversely effected.  We intend to pursue an aggressive growth strategy for the foreseeable future.  Projected future operating results will depend largely upon our ability to expand to new markets and increase sales.  To support this growth, we will increase our marketing expenditures, add new employees and open additional offices.  There can also be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

            If we are unable to manage growth effectively our business, results of operations and financial condition could be materially adversely affected.  Our ability to successfully expand to new markets is dependent on a number of factors including:

●	our ability to hire, train and assimilate new employees;
●	the adequacy of our financial resources; and
●	our ability to correctly identify and exploit new geographical markets and to successfully compete in those markets

There can be no assurance that we will be able to achieve our planned expansion, that our products will gain access to new markets or be accepted in new marketplaces, or that we will achieve planned operating results or results comparable to those we experience in existing markets in the new markets we enter.

Changes in the level of capital spending by our customers could negatively impact our business and financial condition. Our principal customers are oil and natural gas exploration and production companies.  Our results of operations are dependent on the level of capital spending by our customers.  The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil.  Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can produce economically.  While our products actually enhance the efficiency of their wells, we believe a prolonged downturn in market price will lead to reductions in the capital spending budgets of our clients and reductions in the demand for our products and services.

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

Our management has a substantial ownership interest in our common stock and the availability of our common stock to the investing public may be limited.  Our management owns approximately 80% of our outstanding common stock.  The availability of our common stock to the investing public may be limited to those shares not held by our executive officers, directors and their affiliates, which could negatively impact our trading prices and affect the ability of our minority stockholders to sell their shares.  Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

You may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.  Once common stock is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share.  The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it.  Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Item 1B.                   Unresolved Staff Comments

None.

Item 2.                      Properties

Our principal operational offices are located at Bay 12, 55 Alberta Avenue, Spruce Grove, Alberta, Canada where we own approximately 8,000 square feet of office and warehouse space.  We anticipate this facility will be suitable and adequate for our needs for the next twelve months.  If the need arose, however, we believe we could secure additional space on acceptable terms.

We also own approximately 3,000 square feet of executive office and warehouse space located at 321 South 1250 West, #3 in Lindon, Utah.  We anticipate this facility will be suitable and adequate for our needs for the next twelve to twenty four months.  If the need arose, however, we believe we could secure additional space on acceptable terms.

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

Item 4.                      [Removed or Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PFIE.OB.”

The following table presents the high and low bid quotations for the fiscal years ended March 31, 2010 and March 31, 2009.  The published high and low bid quotations were furnished to us by the Pink OTC Markets, Inc.  These quotations represent prices between dealers and do not include retail markup, markdown or commissions.  In addition, these quotations do not represent actual transactions and have not been adjusted for stock dividends or splits.

	BID PRICES
	HIGH	LOW
Fiscal year ended March 31, 2010

Fourth Quarter	.31	.18
Third Quarter	.27	.10
Second Quarter	.27	.25
First Quarter	.25	.20

Fiscal year ended March 31, 2009

Fourth Quarter	.25	.20
Third Quarter	.45	.15
Second Quarter	.30	.25
First Quarter	.35	.30

Holders

As of June 16, 2010, we had approximately 123 shareholders holding 45,000,000 shares of our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividends

We have not declared a cash dividend on any class of common equity in the last two fiscal years.  There are no restrictions on our ability to pay cash dividends, other than any state law that may be applicable.  Our board of directors does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for operations.

Performance Graph

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide this information.

Recent Sales of Unregistered Securities

During the fourth quarter of the year ended March 31, 2010 we did not sell any equity securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended March 31, 2010 neither we, nor any affiliated purchasers, purchased any of our equity securities.

Item 6.                      Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide this information.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this annual report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Information Concerning Forward-Looking Statements” on page 4.

Results of Operations

Comparison of the years ended March 31, 2010 and 2009.

Total Revenues

Our total revenues during the year ended March 31, 2010 decreased nearly 6% to $5,912,350 from $6,257,269 during the year ended March 31, 2009.  Low oil prices during the first half of 2010 and the weak worldwide economy decreased revenues significantly during that period. However, the strong rebound in oil prices resulted in improved sales during the second half of 2010. As a result of the higher oil prices during the second half of 2010, sales of our products and services were almost equal to 2009. We have worked to expand our operations by adding facilities in the United States. We expect to realize significant U.S. based revenues during the coming year.  During fiscal 2010, total sales decreased only 6% however service revenue decreased 24%.  During the year ended March 31, 2010, product sales accounted for 89% of total revenues and service sales accounted for 11% of total revenue.  During the year ended March 31, 2009 the mix of product and service sales was slightly more service oriented, with product sales at 86% of total revenues and service sales accounting for the remaining 14% of total revenue.  We believe the decrease in services revenues as a percentage of total revenues is related to a shift in our business model to focus our efforts to establishing ourselves as a product manufacturer and retailer.  This shift, was somewhat offset by the seasonal nature of our product sales, coupled with the effects of the economic slowdown, which had some clients delaying product purchases during the first half of the year.  We expect total revenues will grow as we continue to expand our operations and due to higher oil prices. However with the general worldwide economic slowdown, we expect revenue growth to be modest in the upcoming year.

Cost of Goods Sold

Cost of goods sold during the year ended March 31, 2010 was $2,289,414 compared to $3,277,877 during the year ended March 31, 2009.  While revenue decreased 6%, cost of goods sold decreased by 30%.  Our gross margin for 2010 was 61% compared to 48% in 2009. This reduction in cost of goods sold and improvement in margin was principally the result of a surge in demand during our third fiscal quarter.  In order to quickly meet the increased demand, in some instances we utilized refurbished components that had been returned and had previously been expensed and therefore had a very low impact on our cost of goods sold.  We do not expect this to be a recurring event.  Margins and cost of goods sold also improved as a result of pricing volume discounts from certain suppliers that gave us incentives to buy inventory in greater quantity during 2010 and more efficient assembly of components before sale and installation.  We anticipate that as product sales increase in the coming year cost of goods sold will also increase.  However, with anticipated volume discounts and improved efficiency we believe cost of goods sold, as a percentage of total revenues, will not be significantly higher in fiscal 2011.

General and Administrative Expenses

General and administrative expenses for the year ended March 31, 2010 were $1,005,846, a 5% decrease compared to the year ended March 31, 2009.  Much of the decrease can be attributed to the general decrease in operational activity.  As sales and revenue declined during the year we managed variable costs, as much as possible, to help maintain profitability.

Payroll Expense

Payroll expense during the year ended March 31, 2010 increased 53% to $827,418 compared to $539,159 during the year ended March 31, 2009.  Payroll expense increased as a result of hiring additional personnel, including a part-time sales director, in anticipation of expansion and growth in sales.  We anticipate payroll expense will increase at a slower pace in the upcoming fiscal year as we continue efforts to expand our sales force.

Depreciation Expense

Depreciation expense during fiscal 2010 was $60,496, or 49% higher than fiscal 2009. Depreciation expense increased in 2010 primarily due to addition of production equipment as we expanded our capacity.

Net Income Before Income Tax

Net income before income taxes during the 2010 fiscal year increased to $1,723,466 from $1,334,052 during fiscal 2009.  This 29% increase was the result of the 22% increase in gross profit, which was only partially offset by a 16% increase in operating expenses.

Income Tax Expense

Income tax expense decreased from $458,907 to $444,191.  The effective tax rate  decreased from 34.4% in 2009 to 25.8% in 2010 due to a slight decrease in the statutory rate from 29.2% in 2009 to 28.7% in 2010 and a decrease in non-deductible expenses.  We expect the rate to be close to the statutory rate in subsequent years.  We anticipate that as revenues grow, our income tax expense will also be higher.  We have exhausted our tax credits associated with the Canadian small business deductions from prior years, thus we expect taxes as a percentage of revenue to be higher than in prior periods in which we made a profit.

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

During the year ended March 31, 2010, we recognized a foreign currency translation gain of $489,571 compared to foreign currency translation loss of $288,746 during the year ended March 31, 2009.  This gain was the result of the strengthening of the Canadian dollar versus the US dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $1,790,178, or $0.03 per share during the year ended March 31, 2010 compared to total comprehensive income of $575,154, or $0.02 per share during the year ended March 31, 2009.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  At March 31, 2010 we had $-0- outstanding on our line of credit.

As of March 31, 2010 we had current assets of $3,656,626 and total assets of $4,215,952 including cash and cash equivalents of $1,931,757.  At March 31, 2010 total liabilities were $723,019, all of which were current liabilities.

During the year ended March 31, 2010 and 2009 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2010	Year ended March 31, 2009
Net cash provided by (used in) operating activities	$1,713,279	$477,175
Net cash (used in) investing activities	$(172,120)	$(50,772)
Net cash provided by (used in) financing activities	$-	$(205,972)
Effect of exchange rate changes on cash	$164,039	$(26,969)
NET INCREASE IN CASH	$1,705,198	$193,462

Net cash provided by our operating activities increased by $1,236,104.  As discussed above, during the year ended March 31, 2010 we realized a significant increase in net income which was only partially offset by decreases in income taxes payable.  As noted above, from time to time we may also draw down on our revolving credit line to meet short-term cash needs.  Accounts receivable continue to increase year to year and these could be factored if needed to provide cash flow, but to date this has not been necessary.  We have no current capital commitments outside of general operations and do not anticipate any in the near future.

Our accounts receivables are higher due to our increased sales in the second half of 2010.  Inventory may fluctuate as we have opportunities to acquire inventory at favorable rates as we buy in scale.  This may ebb and flow from quarter to quarter.

During the year ended March 31, 2010 we realized net cash of $1,705,198 due to a significant increase in revenue which was partially offset by a decrease in income taxes payable and the purchase of new fixed assets.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2010.

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

Off-Balance Sheet Arrangements

As of March 31, 2010 and 2009 we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

For details of applicable new accounting standards, please, refer to Recently Issued Accounting Pronouncements in Note 1 of our Consolidated Financial Statements.

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

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended March 31, 2010 there were no changes in or disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A(T).              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

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

As of March 31, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2010 who communicated the matters to our management and board of directors.

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

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Brenton W. Hatch	59	Chief Executive Officer, President and Director	November 2008	October 2008

Harold Albert	47	Chief Operating Officer and Director	November 2008	October 2008

Andrew Limpert	40	Chief Financial Officer and Director	November 2007	November 2007

The above individuals serve as executive officers and/or directors.  A brief description of their positions, proposed duties and their background and business experience follows:

Brenton W. Hatch.  Mr. Hatch co-founded Profire Combustion, Inc. in 2002.  Since that time he has served as the Chief Executive Officer and General Manager of the Company.  Mr. Hatch has been responsible for the day-to-day operations of Profire Combustion since its inception.  Prior to founding Profire Combustion, between 2001 and 2002 Mr. Hatch was a Management Consultant and General Manager of Titan Technologies, Inc., an oilfield service and distribution company in Edmonton, Alberta, Canada.  In this position, Mr. Hatch performed an in-depth analysis of the operations and management of all divisions of Titan Technologies.  Based on his analysis, Mr. Hatch implemented company-wide operational changes to improve company performance.  From 1989 to 2000 Mr. Hatch served as President and Chief Executive Officer of Keaton International, Inc., an educational services company based in Edmonton, Alberta, Canada.  Mr. Hatch managed all executive functions of the company and particularly focused on the development and management of the company’s educational services.  During his time at Keaton International, Mr. Hatch led corporate networking and marketing campaigns world-wide.  Mr. Hatch earned a Bachelor’s Degree in Education from the University of Alberta in 1974.  Mr. Hatch is not, nor has he in the past five years been a nominee or director of any other SEC registrant.

Harold Albert.  Mr. Albert co-founded Profire Combustion, Inc. in 2002.  He has served as the President and Chief Operating Officer of Profire Combustion since that time.  Mr. Albert is responsible for research and development of new products and services.  He oversees our Canadian operations.  Prior to founding Profire Combustion, Mr. Albert worked in the oil services industry for Titan Technologies, Inc. from 1996 to 2002.  During that time Mr. Albert served as an Associate Manager overseeing the company’s burner division.  From 1993 to 1996 Mr. Albert was employed with Natco Canada doing start up and commissioning of oil and gas facilities in both Canada and Russia.  Mr. Albert is not, nor has he in the past five years been, a nominee or director of any other SEC registrant.

Andrew Limpert.  Mr. Limpert graduated from the University of Utah with a Bachelors of Science degree in Finance in 1994.  He earned a Masters of Business Administration with an emphasis in Finance from Westminster College in 1998.  Mr. Limpert joined The Flooring Zone, Inc. in November 2007.  From 1998 to 2008, Mr. Limpert was an investment advisor with Belsen Getty, LLC, providing wealth management direction and strategic and financial advice for several investment banks.  For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas.  In 2007 he became the chairman of the board of directors of Nine Mile Software Inc. a rebalancing and mutual fund trading software developer.  Nine Mile Software became an SEC registrant during 2008.  During the past five years Mr. Limpert has also served as a director of Ohr Pharmaceutical Inc., a New York based biotech incubator.  Ohr Pharmaceutical is also an SEC registrant. Mr. Limpert resigned as an officer and director of Ohr Pharmaceutical in April 2010.

When determining whether it is appropriate for a director to serve on the board of directors, the Company focuses primarily on the information provided in each of the director’s individual biographies set forth above and its knowledge of the character and strengths of the sitting directors. With regard to Mr. Hatch, the Company considered his experience as a founder and as the principal executive officer of Profire Combustion, as well as his previous management and operational oversight experience.  With regard to Mr. Albert, the Company considered his experience as founder and principal operating officer of Profire Combustion, combined with his previous management and operational experience.  With regard to Mr. Limpert, the Company considered his extensive investment experience and his related finance background.

Board Leadership Structure and Risk Oversight

The board of directors has chosen to combine the principal executive officer and board chairman positions and has not appointed a separate lead director.  Mr. Brenton Hatch has served as the principal executive officer since October 2008 and chairman of the board of directors since November 2008.  At the present time, the board of directors believes that Mr. Hatch’s in-depth knowledge of our operations and vision for its development make him the best-qualified director to serve as Chairman.

The board of directors is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately.  The board of directors administers its oversight functions by reviewing the operations of the Company, by overseeing the executive officers’ management of the Company, and also oversees related party transactions, requiring pre-approval of any such transactions with the Company.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years none of our executive officers, directors or persons nominated to become a director has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity poll operator, floor broker, leverage transaction merchant, and other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

(4)  Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity.

(5)  Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated.

(6)  Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

(7)  Being the subject of, or a party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulations; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order;  or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)  Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Audit Committee

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter.  Given our size, our available resources and the fact that our common stock is not listed on any exchange or automated quotation system that requires us to have an audit committee, our board of directors has determined that it is in our best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of our independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of our reporting practices and the evaluation of our internal controls and accounting procedures.  The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors.  Non-audit services are only provided by our independent accountants to the extent permitted by law.  Pre-approval is required unless a “de minimus” exception is met.  To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to us must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not, at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.

Nominating Committee

Given the small size of the Company, we do not have a standing nominating committee or nominating committee charter.  Instead, the full board of directors performs the functions that would be performed by a nominating committee.

The procedures by which our security holders may recommend nominees to the Company’s board of directors have not materially changed during the current fiscal year and are the same as reported in our revised definitive proxy statement filed with the SEC on November 10, 2009.

Board Diversity

While we do not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the board considers the interplay of a candidate’s knowledge, expertise, skills and experience with that of the other members of the board of directors in order to build a board of directors that is effective, collegial and responsive to the needs of the Company.  We believe this analysis results in a board of directors that is diverse in knowledge, expertise, skills, experience and viewpoint.

Our board may establish committees from time to time to facilitate our management.

Compliance with Section 16(a) of the Exchange Act

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.  Based solely on management’s review of these reports during the year ended March 31, 2010, it appears that all reports were timely filed during the fiscal year.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Profire Energy, Inc., Attn. Corporate Secretary, 321 South 1250 West, #3  Lindon Utah 84042.

Item 11.                    Executive Compensation

The following table summarizes the total compensation paid to the person serving as our principal executive officer and our two most highly compensated executive officers other than our principal executive officer (the “named executive officers.”)  Other than as disclosed herein, none of our employees were paid in excess of $100,000 during the fiscal year ended March 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brenton W. Hatch	2010	206,600	5,000	-0-	-0-	19,400(1)	231,000
CEO	2009	125,418	-0-	-0-	-0-	-0-	125,418
	2008	86,500	200,113	-0-	-0-	11,784	298,397

Andrew Limpert	2010	120,000	5,000	-0-	-0-	16,800(2)	141,800
CFO and Former CEO	2009	21,400	-0-	-0-	-0-	-0-	21,400
	2008	-0-	-0-	-0-	-0-	-0-	-0-

Harold Albert	2010	211,846	5,000	-0-	-0-	20,874(3)	237,720
COO	2009	202,783	-0-	-0-	-0-	-0-	202,783
	2008	86,500	200,005	-0-	-0-	11,320	297,825

(1)	Includes $6,500 in fuel, maintenance and other vehicle related costs, $3,300 in cell phone usage and $9,600 for medical insurance premiums.
(2)	Includes $9,600 in automobile allowance and $7,200 for medical insurance premiums.
(3)	Includes $8,115 in fuel, maintenance and other vehicle related costs, $4,420 in cell phone usage and $8,339 for medical insurance premiums.

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

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer.  Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions.  The employment agreements of Mr. Hatch and Mr. Albert provide for a monthly salary of $17,000 per month.  During fiscal 2009, Mr. Hatch agreed to accept less than his full salary to help the Company reduce debts and insure adequate cash flow.  Given the improved financial and operating condition of the Company at the beginning of fiscal 2010, Mr. Hatch began receiving the full monthly salary provided for under his employment agreement.  Beginning in March 2009, Mr. Limpert increased the amount of time he is dedicating to Company business from part-time as needed to half-time.  As a result, he realized an increase in salary during fiscal 2010.  We anticipate that as the board determines that Mr. Limpert’s job duties require additional time, his salary will increase accordingly.  The board did not approve salary increases for the upcoming fiscal year for any of the named executive officers at the beginning of fiscal 2011.

Non-Equity Incentive Compensation

From time to time, we may make cash awards to our named executive officers.  Such awards may be designed to incentivize them over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria is established.  In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Non-Equity Incentive Plan Compensation.”  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time the non-equity incentive compensation plan is established.  It is within the discretion of our board of directors to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  The board of directors did not establish non-equity incentive compensation during fiscal 2010 and no non-equity incentive compensation was awarded during the year.

Bonuses

We may also make cash awards to our named executive officers and employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  In the event this type of cash award is made, it is reflected in the “Summary Compensation Table” under a separate column entitled “Bonus.”  During the 2010 fiscal year, the board of directors, of its own discretion, awarded Christmas bonuses of $5,000 cash to each of Mr. Hatch, Mr. Albert and Mr. Limpert.  The bonuses were not awarded pursuant to any pre-established, performance-based criteria set by the compensation committee.  Rather, the bonuses were awarded in recognition of the efforts of the named executive officers to control costs and expenses and improve Company profitability during a year when revenues were declining.  The Company was under no obligation to award the cash bonuses and is under no obligation to award future cash bonuses.

Equity Incentive Compensation

From time to time, we may also make equity incentive awards to our named executive officers in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate.  Our board of directors did not award equity incentive compensation to any of our named executive officers during fiscal 2010, and is under no contractual obligation to award equity incentive compensation in the future.

While our board of directors did not award equity incentive compensation in fiscal 2010 and is under no obligation to make any such awards in the future, that does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation in the future.

 Employer Benefit Plans

At the current time, we do not provide any retirement, pension, or other benefit plans to our named executive officers; however, the board of directors may adopt plans as it deems reasonable under the circumstances.

 Employment Agreements

We have entered into employment agreements with each of the named executive officers.  The employment agreements provide for employment for a period of three calendar years from the date of the agreements, unless terminated in accordance with the terms of the agreement. The agreements shall be self-renewing for additional one year periods for ten years unless terminated in accordance with the terms of the agreements.

The employment agreements of Mr. Hatch and Mr. Albert provide that they will devote, on a full-time basis, their best ability and talents to the business of the Company. The agreements prohibit the individuals from providing consulting services or accepting employment with any other party unless pre-approved by the Company.  Mr. Limpert’s employment agreement provided that he would initially be employed on a part-time, as needed basis.

In addition to a monthly salary, the employment agreements provide for reimbursement of all reasonable and necessary out-of-pocket personal expenses up to $3,000 per month for Mr. Hatch and Mr. Albert and up to $2,000 per month for Mr. Limpert. Expense items exceeding these limits must receive Company approval. The agreements provide for an $800 per month auto allowance for Mr. Hatch and Mr. Albert.  Mr. Limpert’s agreement provides that he is entitled to receive an $800 per month auto allowance so long as he maintains at least half-time employment with the Company.

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

●
The individual may be terminated without cause by the Company upon 90 days prior written notice. If terminated without cause, the individual shall be entitled to six months salary and health and other benefits.

●
For cause upon prior written notice. If terminated for cause the individual shall be entitled to his salary and any employee rights or compensation which would vest in the month of termination pro-rated through the date of termination.

●
By resignation. If the individual resigns, he shall be entitled to receive his current monthly salary and other compensation. In the event of a resignation, employment shall terminate on the earlier of, 30 days following its tender and the date the resignation is accepted by the Company.

●
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

Grants of Plan-Based Awards

The board of directors did not grant any plan-based equity awards to any of the named executive officers during the 2010 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

 None of the named executive officers held outstanding equity awards at our fiscal year end.

DIRECTOR COMPENSATION

Each of our directors is also a named executive officer and employee of the Company.  All compensation earned by Mr. Hatch, Mr. Albert and Mr. Limpert was compensation for services rendered in their capacity as employees of the Company.  They received no compensation for serving on our board of directors during the 2010 fiscal year.  For details regarding the compensation received by each of our directors please see the Summary Compensation Table on page 25 of this annual report.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 16, 2010 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 45,000,000 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Brenton W. Hatch(1)	15,750,000	35%
	321 South 1250 West, #3
	Lindon, Utah 84042

Common	Harold Albert(1)	15,750,000	35%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6

Common	Andrew Limpert(1)	4,655,150	10%
	321 South 1250 West, #3
	Lindon, Utah 84042

Common	Shelly Nichol & Timothy Paul Nichol	3,500,000	8%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6

All executive officers and directors as a group (3 persons)		36,155,150	80%

	TOTAL	39,655,150	88%

(1) Mr. Hatch, Mr. Albert and Mr. Limpert are executive officers and directors of the Company.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	410,000	$0.40	45,000
Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	410,000	$0.40	45,000

The Flooring Zone, Inc., 2003 Stock Incentive Plan (the “Plan”) was adopted on May 13, 2003.  The Plan allows us to grant options to our key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price to be determined by the Stock Option Committee of the board at the time of grant.

On May 13, 2003 we adopted The Flooring Zone, Inc., 2003 Stock Incentive Plan (the “2003 Plan”).  The 2003 Plan allows the Company to grant options to its key employees, officers, directors, consultants, advisors and sales representatives to purchase up to 500,000 shares of its $.001 par value restricted common stock at an exercise price to be determined by the board of directors at the time of grant.  In 2003 the Company granted 45,000 options, none of which were granted to any of the named executive officers.  These options vested immediately and were exercised in 2003.

In September 2009 our board of directors approved grants of options to purchase up to 410,000 shares under the 2003 Plan to six individuals, none of whom are executive officers or directors of our Company.  The options are exercisable at a price of $0.40, the closing price of our common stock on the OTCBB on the grant date. The options expire five years from the grant date. The options vest equally over three years with vesting occurring on the grant anniversary date.

As of the date of this report there are currently 45,000 shares available for award under the 2003 Plan.

In November 2009 our shareholders approved the adoption of the Profire Energy, Inc., 2010 Equity Incentive Plan (the “2010 Plan”).  Under the 2010 Plan our key employees, officers, directors and other individuals or entities may be awarded stock options or granted shares of our common stock. The term of the 2010 Plan is 10 years.  The 2010 Plan permits the granting of up to a maximum of 4,000,000 shares of common stock.  The aggregate number of shares of common stock that may be issued to any individual or entity under the 2010 Plan shall not exceed twenty percent (20%) of the aggregate number of shares referred to in the preceding sentence.  The total number of shares issuable upon exercise of all outstanding options shall not exceed a number of shares which is equal to thirty percent (30%) of the then outstanding shares of the Company.

As of the date of this report no awards have been made under the 2010 Plan.

Item 13.                    Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

In June 2007, Brent Hatch and Harold Albert loaned Profire $50,000 Canadian dollars, and in August 2007 Brent Hatch and Harold Albert loaned Profire $150,000 Canadian dollars, which in total was the equivalent of $194,571 in U.S. dollars based on conversion rates at March 31, 2008, by way of an unsecured promissory notes.  The promissory notes are non-interest bearing and are due March 31, 2009.  These notes were fully repaid by March 31, 2009.

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

Item 14.                    Principal Accountant Fees and Services

During each of our last two fiscal years we were billed the following fees for professional services rendered by our principal accountants:

	Fiscal 2010	Fiscal 2009

Audit	$48,597	$$63,070
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-
Total	$$48,597	$$63,070

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

The board of directors has determined that the services provided by its independent registered public accounting firms described above are compatible with maintaining independence as our independent registered public accounting firm.

Item 15.                   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2010 and 2009.

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended March 31, 2010 and 2009.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statement or related notes.

Exhibits

Exhibit No.	Exhibit Description

2.1	Acquisition Agreement among The Flooring Zone, Inc. and Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment to the Articles of Incorporation(3)
3.3	Bylaws of The Flooring Zone, Inc.(2)
3.4	Bylaws of The Flooring Zone, Inc. (as amended through October 8, 2008)(1)
4.1	2003 Stock Incentive Plan(2)
4.2	Profire Energy, Inc. 2010 Equity Incentive Plan(9)
10.1	Promissory Note dated October 1, 2001(4)
10.2	Exchange Agreement between The Flooring Zone, Inc. and Michael Carroll dated June 30, 2008(5)
10.3	Employment Agreement of Brenton Hatch(6)
10.4	Employment Agreement of Harold Albert(6)
10.5	Employment Agreement of Andrew Limpert(7)
14.1	Code of Ethics(8)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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
(5)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2008.
(6)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2008.
(7)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 14, 2009.
(8)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on April 17, 2007.
(9)  Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date: June 29, 2010	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Brent W. Hatch	Chief Executive Officer and	June 29, 2010
Brenton W. Hatch	Chairman of the Board of Directors

/s/ Andrew Limpert	Chief Financial Officer and Director	June 29, 2010
Andrew Limpert

/s/ Harold Albert	Director	June 29, 2010
Harold Albert

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Profire Energy, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. (the Company) and subsidiary as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner, & Bradshaw, PLLC
Salt Lake City, Utah
June 25, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	March 31,	March 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$1,931,757	$226,559
Accounts receivable, net	1,092,037	989,313
Marketable securities-available for sale	7,154	3,110
Inventories	624,679	691,900
Prepaid expenses	999	812

Total Current Assets	3,656,626	1,911,694

PROPERTY AND EQUIPMENT, net	559,326	357,613

TOTAL ASSETS	$4,215,952	$2,269,307

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$216,904	$147,552
Accrued liabilities	25,454	26,926
Income taxes payable	494,321	413,862

Total Current Liabilities	736,679	588,340

TOTAL LIABILITIES	736,679	588,340

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issues and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issues and outstanding	45,000	45,000
Additional paid-in capital	(51,449)	(73,237)
Accumulated other comprehensive income	272,416	(224,828)
Retained earnings	3,213,306	1,934,032

Total Stockholders' Equity	3,479,273	1,680,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,215,952	$2,269,307

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income

	For the Year Ended
	March 31,
	2010	2009
REVENUES
Sales of goods, net	$5,264,686	$5,403,848
Sales of services, net	647,664	853,421
Total Revenues	5,912,350	6,257,269

COST OF SALES
Cost of goods sold	2,289,414	3,277,877

GROSS PROFIT	3,622,936	2,979,392

OPERATING EXPENSES
General and administrative expenses	1,005,846	1,058,574
Payroll expenses	827,418	539,159
Depreciation expense	60,496	40,655
Total Operating Expenses	1,893,760	1,638,388

INCOME FROM OPERATIONS	1,729,176	1,341,004

OTHER INCOME (EXPENSE)
(Loss) gain on sale of fixed assets	-	(950)
Interest expense	(6,281)	(6,034)
Interest income	571	32
Total Other Income (Expense)	(5,710)	(6,952)

NET INCOME BEFORE INCOME TAXES	1,723,466	1,334,052

INCOME TAX EXPENSE	444,191	458,907
NET INCOME	$1,279,274	$875,145

UNREALIZED HOLDING LOSS
ON AVAILABLE FOR SALE SECURITIES	$8,440	$(11,245)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	488,804	(288,746)

TOTAL COMPREHENSIVE INCOME	$1,776,519	$575,154
BASIC EARNINGS PER SHARE	$0.03	$0.02
FULLY DILUTED EARNINGS PER SHARE	$0.03	$0.02

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	40,013,699
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,116,800	40,013,699

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, March 31, 2008	35,000,000	$35,000	$(34,827)	$75,163	$1,058,887	$1,134,223

Recapitalization	10,000,000	10,000	(38,410)	-	-	(28,410)

Unrealized holding gains (losses) on	-	-	-	(11,245)	-	(11,245)
available for sale securities

Foreign currency translation	-	-	-	(288,746)	-	(288,746)

Net income for the year
ended March 31, 2009	-	-	-	-	875,145	875,145

Balance, March 31, 2009	45,000,000	45,000	(73,237)	(224,828)	1,934,032	1,680,967

Unrealized holding gains (losses) on	-	-	-	8,440	-	8,440
available for sale securities

Foreign currency translation	-	-	-	488,804	-	488,804

Fair value of options vested	-	-	21,788	-	-	21,788

Net income for the year
ended March 31, 2010	-	-	-	-	1,279,274	1,279,274

Balance, March 31, 2010	45,000,000	$45,000	$(51,449)	$273,183	$3,213,306	$3,479,273

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,279,274	$875,145
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation expense	60,496	40,655
Loss (gain) on sale of equipment	-	749
Bad debt expense	4,869	1,953
Stock options issued for services	21,788	-
Changes in operating assets and liabilities:
Changes in accounts receivable	112,482	95,640
Changes in inventories	212,233	(369,545)
Changes in prepaid expenses	-	(536)
Changes in income taxes payable	(13,898)	405,306
Changes in accounts payable and accrued liabilities	36,035	(572,192)
Net Cash Provided by (Used in) Operating Activities	1,713,279	477,175

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	4,261
Purchase of available for sale securities	-	(1,598)
Disposals of property and equipment	-	9,169
Purchase of fixed assets	(172,120)	(62,604)
Net Cash Used in Investing Activities	(172,120)	(50,772)

CASH FLOWS FROM FINANCING ACTIVITIES

Business acquisition	-	(28,410)
Repayment of related party payables	-	(177,562)
Net Cash Provided by Financing Activities	-	(205,972)

Effect of exchange rate changes on cash	164,039	(26,969)

NET INCREASE (DECREASE) IN CASH	1,705,198	193,462
CASH AT BEGINNING OF YEAR	226,559	33,097
CASH AT END OF YEAR	$1,931,757	$226,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,749	$6,001
Income taxes	$454,163	$84,304

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the consolidared financial Statements
For the Years ended March 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Profire Energy, Inc. and Subsidiary (“the Company”) is presented to assist in understanding the Company’s financial statements. The Company’s accounting policies conform to accounting principles generally accepted in the United States of America (US GAAP). On September 30, 2008, The Flooring Zone, Inc. (“the Parent”) entered into an Acquisition Agreement with Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc. (“the Subsidiary”), subject to customary closing conditions. All conditions for closing were satisfied or waived and the transaction closed on October 9, 2008.

Pursuant to the terms and conditions of the Acquisition Agreement, 35,000,000 shares of restricted common stock of the Company were issued to the three shareholders of Profire Combustion, Inc., in exchange for all of the issued and outstanding shares of the Subsidiary. As a result of the transaction, Profire Combustion, Inc. became a wholly-owned subsidiary of the Parent and the shareholders of the Subsidiary became the controlling shareholders of the Company. For accounting purposes, the Subsidiary is considered the accounting acquirer, and the historical Balance Sheets, Statements of Operations and Other Comprehensive Income, and Statement of Cash Flow of the Subsidiary are presented as those of the Company.  The historical equity information is that of Profire Combustion, Inc., the accounting acquire.  The recapitalization required pursuant to this merger resulted in a negative additional paid-in capital balance.

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

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 133,333 stock options included in the fully diluted earnings per share as of March 31, 2010 and no common stock equivalents outstanding as of March 31, 2009, respectively. Basic earnings per share for the years ended March 31, 2010 and 2009 are as follows:

	Years ended March 31,
	2010	2009
Net income applicable to common shareholders	$1,292,167	$875,145
Weighted average shares outstanding	45,000,000	40,013,699
Basic earnings per share	$0.03	$0.02
Fully diluted earnings per share	$0.03	$0.02

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the consolidared financial Statements
For the Years ended March 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian Dollar (CAD). The financial statements of the Company were translated to U.S. Dollars (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 1.0188 and 1.2538 were used to convert the Company’s March 31, 2010 and 2009 balance sheets, respectively, and the statements of operations used weighted average rates of 1.0884 and 1.0327 for the years ended March 31, 2010 and 2009, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Comprehensive Income.

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

Income Taxes
The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they  operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax are 25.8% and 34.4% for years ended March 31, 2010 and 2009, respectively.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $7,361 and $1,953 for the years ended March 31, 2010 and 2009, respectively.

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of March 31, 2010 and 2009, book balances totaled $1,931,757 and $226,559, respectively. These deposits were insured entirely by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the consolidared financial Statements
For the Years ended March 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	2010	2009
Raw materials	$612,599	$342,934
Finished goods	53,527	5,168
Work in process	5,432	386,868
Subtotal	671,558	734,970
Reserve for Obsolescence	(46,879)	(43,070)
Total	$624,679	$691,900

Shipping and handling fees and costs
The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as general and administrative expenses.  The Company incurred shipping and handling costs of $31,329 and $45,777 during the years ended March 31, 2010 and 2009, respectively.

Advertising costs
The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $11,249 and $14,055 during the years ended March 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Furniture and fixtures	5 Years
Machinery and equipment	5 Years
Buildings	25 Years

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the consolidared financial Statements
For the Years ended March 31, 2010 and 2009

NOTE 2 – PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment consisted of the following as of March 31, 2010 and 2009:

	2010	2009
Office Furniture & Equipment	$79,926	$56,188
Service and Shop Equipment	184,034	110,625
Autos	123,097	100,033
Land and Buildings	439,288	255,232
Total Property and Equipment	826,345	522,078
Accumulated Depreciation	(267,019)	(164,465)
Net Property and Equipment	$559,326	$357,613

Depreciation expense for the years ended March 31, 2010 and 2009 are as follows:

	Depreciation Expense
	Years ended March 31,
	2010	2009
Cost of goods sold	$6,050	$4,684
General & administrative	54,446	41,408
Total	$60,496	$46,092

NOTE 3 – DEBT

In 2008, two of the Company’s stockholders lent funds of $200,000 CAD  by way of an unsecured promissory note, which was non-interest bearing and was due March 30, 2009. This balance was paid in full as of March 31, 2009.  Imputed interest was calculated on the shareholder loans as of the dates of the balance sheets using the prime rate in effect as of the date of the note and was determined by management to have an immaterial impact on the financial statements.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company had the following $0.001 par value authorized stock:

Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

As of March 31, 2010 and 2009, the Company had issued 45,000,000 shares of common stock, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the consolidared financial Statements
For the Years ended March 31, 2010 and 2009

NOTE 5 – PROVISION FOR INCOME TAXES

Reconciliation of US Federal/Canadian Statutory Income Tax Rate to Effective Income Tax Rate:

	March 31, 2010	March 31, 2009
United States statutory income tax rate	35.0%	35.0%
Increase in valuation allowance	1.8	(0.0)
Decrease in rate on income subject to Canadian income tax rates	(6.3)	(5.8)
Increase (decrease) in rate resulting from non-deductible expenses and deductible adjustments	(4.7)	5.2
	(9.2)	(0.6)
Effective income tax rate	25.8%	34.4%

Components of Income Tax Expense	March 31, 2010	March 31, 2009
Federal U.S. Income Taxes
-Current	$ -	$ -
-Deferred	-	-
Foreign (Canadian and Provincial) Income Taxes	444,191	458,907
State Income Taxes
-Current	-	-
-Deferred	-	-
Total Income Tax Expense	$ 444,191	$ 458,907

The following are temporary items:  non-deductible write-down of marketable securities, increase or decrease in rate resulting from depreciation and loss on equipment for book purposes in excess of depreciation for income tax purposes.  These temporary differences are insignificant, for 2010 and 2009.
The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2010 and 2009.

Deferred tax assets arising from net operating losses generated by the Parent on its stand-alone tax returns of $242,000 have been offset completely by a valuation totaling $84,685 due to the uncertainty of their realization.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the consolidared financial Statements
For the Years ended March 31, 2010 and 2009

NOTE 6 – AVAILABLE FOR SALE SECURITIES

The following table sets forth the available for sale securities held by the Company as of March 31, 2010:

Company name	Symbol	Shares	Market value (USD) as of 3/31/10	Fair market value (USD)
Copper King Mining Corporation	CPRK	50,000	$ 0.003	$ 147
Deep Blue Marine Inc.	DPBE	1,200,000	0.006	7,040
Total value of trading securities				$ 7,154

The following table sets forth the available for sale securities held by the Company as of March 31, 2009:

Company name	Symbol	Shares	Market value (USD) as of 3/31/09	Fair market value (USD)
Copper King Mining Corporation	CPRK	50,000	$ 0.019	$ 950
Deep Blue Marine Inc.	DPBE	1,200,000	0.002	2,160
Total value of trading securities				$ 3,110

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has a $400,000 revolving credit line with a local banking institution that it uses from time to time to satisfy short-term fluctuations in cash flows. At March 31, 2010 and 2009 the Company had $-0- outstanding on the line of credit.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has no material events to report.