Form 10-Q
period 2010-06-30
PROFIRE ENERGY INC
filed 2010-08-11
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-52376

PROFIRE ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

321 South 1250 West, #3
Lindon, Utah	84042
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of August 5, 2010 the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and March 31, 2010	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited) for the three month periods ended June 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
three month periods ended June 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosure about Market Risk	13

Item 4. Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1A. Risk Factors	14

Item 6. Exhibits	14

Signatures	15

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS
	June 30,	March 31,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,957,370	$1,931,757
Accounts receivable, net	794,092	1,092,037
Marketable securities-available for sale	4,680	7,154
Inventories	654,936	624,679
Prepaid expenses	7,511	999
Total Current Assets	3,418,589	3,656,626

PROPERTY AND EQUIPMENT, net	616,250	559,326

TOTAL ASSETS	$4,034,839	$4,215,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$247,285	$216,904
Accrued liabilities	27,810	25,454
Income taxes payable	455,655	494,321
Total Current Liabilities	730,750	736,679

TOTAL LIABILITIES	730,750	736,679

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issues and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issues and outstanding	45,000	45,000
Additional paid-in capital	(41,393)	(51,449)
Accumulated other comprehensive income	178,602	272,416
Retained earnings	3,121,880	3,213,306
Total Stockholders' Equity	3,304,089	3,479,273

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,034,839	$4,215,952

The accompanying notes are a integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009
REVENUES
Sales of goods, net	$636,391	$526,069
Sales of services, net	135,233	143,731
Total Revenues	771,624	669,800

COST OF SALES
Cost of goods sold	329,220	332,367

GROSS PROFIT	442,404	337,433

OPERATING EXPENSES
General and administrative expenses	360,639	349,502
Payroll expenses	177,933	169,374
Depreciation expense	18,872	10,146
Total Operating Expenses	557,444	529,022

INCOME (LOSS) FROM OPERATIONS	(115,040)	(191,589)

OTHER INCOME (EXPENSE)
Interest expense	(2,624)	(3,366)
Interest income	818	60
Total Other Income (Expense)	(1,806)	(3,306)

NET INCOME (LOSS) BEFORE INCOME TAXES	(116,846)	(194,895)
INCOME TAX EXPENSE (BENEFIT)	(25,420)	(61,822)

NET INCOME (LOSS)	$(91,426)	$(133,073)
UNREALIZED HOLDING GAIN (LOSS)
ON AVALAIBLE FOR SALE SECURITIES	$(2,474)	$(335)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	(91,340)	150,026

TOTAL COMPREHENSIVE INCOME (LOSS)	$(185,240)	$16,618
BASIC EARNINGS PER SHARE	$(0.00)	$(0.00)
FULLY DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	45,000,000

The accompanying notes are a integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(91,426)	$(133,073)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation expense	17,868	10,146
Bad debt expense	6,913	428
Stock options issued for services	10,056	-
Changes in operating assets and liabilities:
Changes in accounts receivable	251,544	493,584
Changes in inventories	(46,010)	42,125
Changes in prepaid expenses	(6,316)	(5,022)
Changes in income taxes payable	(24,175)	(491,281)
Changes in accounts payable and accrued liabilities	36,369	76,810

Net Cash Provided by (Used in) Operating Activities	154,823	(6,283)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of fixed assets	(88,693)	(4,270)

Net Cash Used in Investing Activities	(88,693)	(4,270)

CASH FLOWS FROM
FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	(40,517)	20,007

NET INCREASE IN CASH	25,613	9,454
CASH AT BEGINNING OF PERIOD	1,931,757	226,559

CASH AT END OF PERIOD	$1,957,370	$236,013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$2,624	$3,931
Income taxes	$-	$440,617

The accompanying notes are a integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2010 and March 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2009 financial statements have been reclassified to conform to the presentation in the June 30, 2010 financial statements.

Inventory

In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.

As of June 30, 2010 and March 31, 2010 inventory consisted of the following:

	June 30, 2010	March 31, 2010
Raw materials	$640,215	$612,599
Work in progress	5,677	5,432
Finished goods	55,940	53,527
Reserve for obsolescence	(46,896)	(46,879)
Total	$654,936	$624,679

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2010 and March 31, 2010

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.0480 and 1.0188 were used to convert the Company’s June 30, 2010 and March 31, 2010 balance sheets, respectively, and the statements of operations used weighted average rates of 1.0272 and 1.1678 for the three months ended June 30, 2010 and 2009, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Income Taxes

The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid.  The effective rates of income tax are 21.8% and 31.7% for the periods ended June 30, 2010 and 2009, respectively.

NOTE 3 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events and determined there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three months ended June 30, 2010 and 2009.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2010.

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “we”, “our” or “us” and similar language means Profire Energy, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors.

Overview

We are a provider of safe and efficient burner-management systems and services for use in oilfield combustion.  In the oil and natural gas industry there are numerous demands for heat generation and control.  The product in pipelines and storage tanks must be kept sufficiently warm to flow efficiently.  Equipment of all kinds, including line-heaters, dehydrators, dewaterers, separators, treaters, amine reboilers, free-water knockout systems, etc. require sources of heat to satisfy their various functions.  In addition to the need for combustion products to meet heating demands, there is also a need for skilled combustion technicians.  Profire builds products and provides services designed to address some of these needs.

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009.

Total Revenues

Our total revenues during the quarter ended June 30, 2010 increased 15% compared to the quarter ended June 30, 2009.  We have worked to expand our operations during the past quarter with continuing efforts to research the sales possibilities in the U.S.   We believe the increase in revenues compared to the same quarter of 2009 is primarily attributable to the rise in oil prices.  We knew some customers were delaying projects as they waited to see what would happen with oil prices and demand before committing to new capital expenditures.  These factors combined with the positive effect of the warmer summer weather, which allows some of our clients greater access to their fields, and increased capital projects contributed to the rise in sales.

During the quarter ended June 30, 2010, product sales accounted for 82% of total revenues and service sales accounted for 18% of total revenue.  During the quarter ended June 30, 2009 the mix of product and service sales was nearly unchanged with product sales at 79% of total revenues and service sales accounting for 21% of total revenue.

We expect total revenues will continue to grow as we expand our operations, especially as our U.S. sales plan is implemented.  However, with the volatility in oil prices and the general economic slowdown, we expect revenue growth to be more modest than it was during the quarter ended June 30, 2010 until our U.S. sales operation commences and stability returns to the economy.

Cost of Goods Sold

Cost of goods sold during the three months ended June 30, 2010 was $329,220 compared to $332,367 during the three months ended June 30, 2009.  As a percentage of total revenues, cost of goods sold decreased to 42.7% of total revenues during the three months ended June 30, 2010 compared to 49.6% the same three month period in 2009.  This nearly 7% decrease is due to continued improvement in pricing volume discounts from certain suppliers and more efficient assembly of components before sale and installation.  We anticipate that as product sales increase in the coming year cost of goods sold will also increase.  However, with anticipated volume discounts and improved efficiency we believe cost of goods sold, as a percentage of total revenues, will not be significantly higher in fiscal 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 were $360,639, a $11,137 or 3% increase from $349,502 for the same three month period ended June 30, 2009.  This increase in general and administrative expense was due to the increased sales activity in the quarter.  We expect overall general and administrative expenses will continue to increase as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the three months ended June 30, 2010 increased 5% to $177,933 from $169,374 for the three months ended June 30, 2009.  Payroll expense increased as a result of hiring additional personnel, including a part-time sales director, in anticipation of expansion and growth in sales.  We anticipate payroll expense will increase at a slower pace in the upcoming fiscal year as we continue efforts to expand our sales force.

Loss from Operations

The 15% increase in sales and 1% decrease in cost of goods sold was offset by the 5% overall increase in operating expenses.  As a result we realized a net loss from operations of $115,040 during the three months ended June 30, 2010 compared to net loss from operations of $191,589 during the three months ended June 30, 2009.

Income Tax Benefit

During the quarter ended June 30, 2010, we realized an income tax benefit of $25,420 compared to an income tax benefit of $61,822 during the quarter ended June 30, 2009.  This income tax benefit allows us to apply current year’s losses against outstanding income tax liabilities and against future period income.  This decrease in income tax benefit was due to the fact that we realized a smaller net loss during the first fiscal quarter 2011compared to the same period of fiscal 2010 and we had fewer expenses that we could use to offset taxable income.

Net Income (Loss)

For the foregoing reasons, we realized a decrease in net loss of 31%, as net loss decreased to $91,426 during the first fiscal quarter 2011 compared to a net loss of $133,073 during the first fiscal quarter 2010.

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

During the three months ended June 30, 2010, we recognized a foreign currency translation loss of $91,340 compared to foreign currency translation gain of $150,026 during the three months ended June 30, 2009 due to the increase of the value of the U.S. dollar against the Canadian dollar during the quarter ended June 30, 2010.

Total Comprehensive Income (Loss)

As a result of the increase in the value of the U.S. dollar against the Canadian dollar and the resulting recognition of a $91,340 foreign currency translation loss compared to a $150,026 foreign currency translation gain during the quarter ended June 30, 2009, we realized total comprehensive loss of $185,240 during the three months ended June 30, 2010 compared to total comprehensive gain of $16,618 during the three months ended June 30, 2009.

Liquidity and Capital Resources

Since inception, we have financed our business primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  At June 30, 2010, we had $0 outstanding on our line of credit.

As of June 30, 2010 we had current assets of $3,418,589 and total assets of $4,034,839 including cash and cash equivalents of $1,957,370.  At June 30, 2010 total liabilities were $730,750, all of which were current liabilities.

During the three months ended June 30, 2010 and 2009 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Three months ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	$154,823	$(6,283)
Net cash used in investing activities	(88,693)	(4,270)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	(40,517)	20,007
NET INCREASE IN CASH	$25,613	$9,454

Net cash provided by our operating activities during the three months ended June 30, 2010 was $154,823 as we had expenditures for inventory which were offset by decreases in accounts receivable and increases in accounts payable and accrued liabilities.

Net cash used in investing activities during our first fiscal quarter 2011 was $88,693 as a result of the purchase of fixed assets including office furniture and other equipment.

We have no current capital commitments outside of general operations and do not anticipate any in the near future.  We believe between cash on hand and our revolving credit line we have sufficient resources to meet our short-term cash needs.

Summary of Material Contractual Commitments

The Company had no material contractual commitments as of June 30, 2010.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season.  As the majority of our operations currently are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations.  We typically have our strongest revenue growth cycles in the non-winter months, however due to the economic conditions that prevailed during this past year and the abnormal jump in sales during the quarters ended December 31, 2009 and March 31, 2010 this effect was not as pronounced as in past years.  As we expand southward into the United States we anticipate this effect to diminish.

Off-Balance Sheet Arrangements

As of June 30, 2010 we had no off-balance sheet arrangements.

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

As of June 30, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2010, who communicated the matters to our management and board of directors.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2010, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

PROFIRE ENERGY, INC.

Date:	August 11, 2010	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 11, 2010	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer