Form 10-Q
period 2010-09-30
PROFIRE ENERGY INC
filed 2010-11-15
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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
Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	Yes ☐ No☑

As of November 7, 2010 the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and six month periods ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosure about Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1A. Risk Factors	17

Item 6. Exhibits	17

Signatures	18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	March 31,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,312,007	$1,931,757
Accounts receivable, net	1,875,151	1,092,037
Marketable securities-available for sale	6,600	7,154
Inventories	764,147	624,679
Prepaid expenses	5,373	999
Total Current Assets	3,963,278	3,656,626

PROPERTY AND EQUIPMENT, net	662,169	559,326

TOTAL ASSETS	$4,625,447	$4,215,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$363,741	$216,904
Accrued liabilities	34,453	25,454
Income taxes payable	269,859	494,321
Total Current Liabilities	668,053	736,679

TOTAL LIABILITIES	668,053	736,679

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issues and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issues and outstanding	45,000	45,000
Additional paid-in capital	(31,337)	(51,449)
Accumulated other comprehensive income	239,555	272,416
Retained earnings	3,704,176	3,213,306
Total Stockholders' Equity	3,957,394	3,479,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,625,447	$4,215,952

The accompanying notes are a integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES

Sales of goods, net	$1,925,420	$1,062,821	$2,561,811	$1,588,890
Sales of services, net	211,602	164,451	346,835	308,182

Total Revenues	2,137,022	1,227,272	2,908,646	1,897,072

COST OF SALES

Cost of goods sold	693,454	430,061	1,022,674	681,365

GROSS PROFIT	1,443,568	797,211	1,885,972	1,215,707

OPERATING EXPENSES

General and administrative expenses	287,305	316,426	647,944	746,678
Payroll expenses	236,055	153,507	413,988	322,881
Depreciation expense	20,592	10,459	39,464	20,918

Total Operating Expenses	543,952	480,392	1,101,396	1,090,477

INCOME FROM OPERATIONS	899,616	316,819	784,576	125,230

OTHER INCOME (EXPENSE)

Interest expense	(8,138)	(190)	(10,762)	(3,556)
Interest income	2,615	17	3,433	77

Total Other Income (Expense)	(5,523)	(173)	(7,329)	(3,479)

NET INCOME BEFORE INCOME TAXES	894,093	316,646	777,247	121,751

INCOME TAX EXPENSE	311,797	91,401	286,377	29,579

NET INCOME	$582,296	$225,245	$490,870	$92,172
UNREALIZED HOLDING GAIN (LOSS)
ON AVAILABLE FOR SALE SECURITIES	$1,920	$(640)	$(554)	$(975)
FOREIGN CURRENCY TRANSLATION
GAIN (LOSS)	59,033	145,506	(32,307)	295,532

TOTAL COMPREHENSIVE INCOME	$643,249	$370,111	$458,009	$386,729

BASIC EARNINGS PER SHARE	$0.01	$0.01	$0.01	$0.00

FULLY DILUTED EARNINGS PER SHARE	$0.01	$0.01	$0.01	$0.00

BASIC WEIGHTED AVERAGE NUMBER	45,000,000	45,000,000	45,000,000	45,000,000
OF SHARES OUTSTANDING
FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	45,122,667	45,000,000	45,122,667	45,000,000

The accompanying notes are a integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$490,870	$92,172
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation expense	39,464	20,917
Impairment of available for sale securities	-	1,395
Bad debt expense	4,840	-
Stock options issued for services	20,112	1,676
Changes in operating assets and liabilities:
Changes in accounts receivable	(795,294)	95,230
Changes in inventories	(144,965)	83,647
Changes in prepaid expenses	(4,365)	-
Changes in income taxes payable	(218,816)	(413,100)
Changes in accounts payable and accrued liabilities	156,519	112,248

Net Cash Used in Operating Activities	(451,635)	(5,815)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of fixed assets	(147,385)	(18,788)

Net Cash Used in Investing Activities	(147,385)	(18,788)

CASH FLOWS FROM
FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	(20,730)	35,364

NET INCREASE (DECREASE) IN CASH	(619,750)	10,761
CASH AT BEGINNING OF PERIOD	1,931,757	226,559

CASH AT END OF PERIOD	$1,312,007	$237,320

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$10,762	$3,556
Income taxes	$505,080	$454,163

The accompanying notes are a integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and March 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.  As of September 30, 2010 and March 31, 2010 inventory consisted of the following:

	September 30, 2010	March 31, 2010
Raw materials	$750,772	$612,599
Work in progress	5,378	5,432
Finished goods	53,004	53,527
Reserve for obsolescence	(45,007)	(46,879)
Total	$764,147	$624,679

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.0289 and 1.0188 were used to convert the Company’s September 30, 2010 and March 31, 2010 balance sheets, respectively, and the statements of operations used weighted average rates of 1.0333 and 1.1678 for the three months ended September 30, 2010 and 2009, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and March 31, 2010

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Income Taxes
The Company is subject to Canadian income taxes.  The effective rates of income tax are 36.8% and 24.3% for the periods ended September 30, 2010 and 2009, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 122,667 and -0- stock options included in the fully diluted earnings per share as of September 30, 2010 and 2009, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$582,296	$225,245	$490,870	$92,172

Basic weighted average number of shares outstanding	45,000,000	45,000,000	45,000,000	45,000,000
Common stock equivalents	122,667	-	122,667	-
Fully diluted weighted average number of shares outstanding	45,122,667	45,000,000	45,122,667	45,000,000

Basic earnings per share	$0.01	$0.01	$0.01	$0.00
Fully diluted earnings per share	$0.01	$0.01	$0.01	$0.00

NOTE 3 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six months ended September 30, 2010 and 2009.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2010.

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

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009.

Total Revenues

Our total revenues during the quarter ended September 30, 2010 increased 74% compared to the quarter ended September 30, 2009.  We have worked to expand our operations during the past quarter with continuing efforts to research the sales possibilities in the U.S.   We believe the increase in revenues compared to the same quarter of 2009 is primarily attributable to the rise in oil prices.  During 2009, we knew some customers were delaying projects as they waited to see what would happen with oil prices and demand before committing to new capital expenditures.   We believe rising oil prices, the positive effect of the warmer summer weather, which allows some of our clients greater access to their fields, and increased capital projects contributed to the rise in sales.

During the quarter ended September 30, 2010, product sales accounted for 90% of total revenues and service sales accounted for 10% of total revenue.  During the quarter ended September 30, 2009 the mix of product and service sales was slightly lower with product sales at 87% of total revenues and service sales accounting for 13% of total revenue.

We expect total revenues will continue to grow as we expand our operations, especially as our U.S. sales plan is implemented.  However, with the volatility in oil prices and the general economic slowdown, we expect revenue growth to be more modest than it was during the quarter ended September 30, 2010 until our U.S. sales operation commences and stability returns to the economy.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2010 was $693,454 compared to $430,061 during the three months ended September 30, 2009.  As a percentage of total revenues, cost of goods sold decreased to 32% of total revenues during the three months ended September 30, 2010 compared to 35% the same three month period in 2009.  This 3% decrease during the three months ended September 30, 2010 was less than experienced in prior periods but as we aggressively seek ways to reduce our input costs and negotiate volume or other discounts, the changes in cost of goods sold is not expected to follow a linear pattern.  We anticipate that as product sales increase in the coming year cost of goods sold will also increase.  However, with anticipated volume discounts and improved efficiency we believe cost of goods sold, as a percentage of total revenues, will not be significantly higher in fiscal 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 were $287,305, a $29,121 or 9% decrease compared to the same three month period ended September 30, 2009.  This decrease in general and administrative expenses was due to improved operational efficiency and efforts to conserve cash.  We expect overall general and administrative expenses will continue to increase as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the three months ended September 30, 2010 increased 54% to $236,055.  This increase  was the result of hiring additional personnel, including a part-time sales director and employees at the U.S office in anticipation of expansion into the U.S. markets and growth in sales.  We anticipate payroll expense will continue to increase, but at a slower pace in the upcoming fiscal year, as we continue efforts to expand our sales force.

Net Income Before Income Taxes

The 74% increase in total revenues was only partially offset by the 13% increase in total operating expenses.  As a result we realized a net income before income taxes of $894,093 during the three months ended September 30, 2010 compared to net income before income taxes of $316,646 during the three months ended September 30, 2009.

Income Tax Expense

During the quarter ended September 30, 2010, we estimated our income tax expense to be $311,797 compared to an income tax expense of $91,401 during the quarter ended September 30, 2009.  This increase is the result of a $577,447 increase in net income before taxes in 2010 over 2009.  Our effective tax rate increased from 29% to 35%.  Fluctuations in tax rate are primarily due to two factors.

First, we generate operating losses in the United States and taxable income in Canada. Therefore, income taxes are only paid in Canada. We record an impairment of the full value of the U.S. operating loss carryovers. Accordingly, our effective tax rate fluctuates relative to the ratio of the U.S. operating losses to the taxable income in Canada.

Second, the Canadian income tax expense is converted to U.S. dollars for reporting in the Company’s financial statements. Therefore, the effective tax rate on the Canadian income varies with the fluctuation of the U.S. and Canadian currencies.  These two factors prevent our effective tax rate and the statutory rates from aligning.

Net Income

For the foregoing reasons we realized an increase in net income of 159%, as net income increased to $582,296 during the second fiscal quarter 2011 compared to a net income of $225,245 during the second fiscal quarter 2010.

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

During the three months ended September 30, 2010, we recognized a foreign currency translation gain of $59,033 compared to foreign currency translation gain of $145,506 during the three months ended September 30, 2009 due to the decrease of the value of the U.S. dollar against the Canadian dollar during the quarter ended September 30, 2010.

Total Comprehensive Income

As a result of the decrease in the value of the U.S. dollar against the Canadian dollar and the resulting recognition of a $59,033 foreign currency translation gain compared to a $145,506 foreign currency translation gain during the quarter ended September 30, 2009, we realized total comprehensive income of $643,249, or $0.01 per share, during the three months ended September 30, 2010 compared to total comprehensive income of $370,111, or $0.01 per share, during the three months ended September 30, 2009.

Comparison of the six months ended September 30, 2010 and 2009.

Total Revenues

Our total revenues during the six months ended September 30, 2010 increased 53% compared to the six months ended September 30, 2009.

During the six month period ended September 30, 2010, product sales accounted for 88% of total revenues and service sales accounted for 12% of total revenue.  During the quarter ended September 30, 2009 the mix of product and service sales was slightly lower with product sales at 84% of total revenues and service sales accounting for 16% of total revenue.

We expect total revenues will continue to grow as we expand our operations, especially as our U.S. sales plan is implemented.  However, with the volatility in oil prices and the general economic slowdown, we expect revenue growth to be more modest than it was during the quarter ended September 30, 2010 until our U.S. sales operation commences and stability returns to the economy.

Cost of Goods Sold

Cost of goods sold during the six months ended September 30, 2010 was $1,022,674 compared to $681,365 during the six months ended September 30, 2009.  As a percentage of total revenues, cost of goods sold was 35% of total revenues during the six months ended September 30, 2010 compared to 36% for the same six month period in 2009.  This 1% decrease is due primarily to normal fluctuations in gross margin.  We anticipate that as product sales increase in the coming year cost of goods sold will also increase.  However, with anticipated volume discounts and improved efficiency we believe cost of goods sold, as a percentage of total revenues, will not be significantly higher in fiscal 2011.

General and Administrative Expenses

General and administrative expenses for the six month period ended September 30, 2010 were $647,944, a $98,734 or 13% decrease for the same six month period ended September 30, 2009.  This decrease in general and administrative expenses was due to efforts to conserve cash and improve operational efficiency.  We expect overall general and administrative expenses to increase as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the six months ended September 30, 2010 increased 28% to $413,988.  Payroll expense increased as a result of hiring additional personnel, including a part-time sales director and employees at the U.S office in anticipation of expansion and growth in sales.  We anticipate payroll expense will increase at a slower pace in the upcoming fiscal year as we continue efforts to expand our sales force.

Net Income Before Income Taxes

The 53% increase in sales was only partially offset by the 1% increase in total operating expenses.  As a result we realized a net income before income taxes of $777,247 during the six months ended September 30, 2010 compared to net income before income taxes of $121,751 during the six months ended September 30, 2009.

Income Tax Expense

During the six month period ended September 30, 2010, we estimated income tax expense to be $286,377 compared to an income tax expense of $29,579 during the six month period ended September 30, 2009.  This increase is the result of a $655,496 increase in net income in 2010 compared to the same period of 2009.  Our effective tax rate increased from 24% to 37%.   Fluctuations in tax rate are primarily due to two factors.

First, we generate operating losses in the United States and taxable income in Canada. Therefore, income taxes are only paid in Canada. We record an impairment of the full value of the U.S. operating loss carryovers. Accordingly, our effective tax rate fluctuates relative to the ratio of the U.S. operating losses to the taxable income in Canada.

Second, the Canadian income tax expense is converted to U.S. dollars for reporting in the Company’s financial statements. Therefore, the effective tax rate on the Canadian income varies with the fluctuation of the U.S. and Canadian currencies.  These two factors prevent our effective tax rate and the statutory rates from aligning.

Net Income

For the foregoing reasons, we realized an increase in net income of 433%, as net income increased to $490,870 during the six months ended September 30, 2010 compared to a net income of $92,172 during the six months ended September 30, 2009.

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

During the six months ended September 30, 2010, we recognized a foreign currency translation loss of $32,307 compared to a foreign currency translation gain of $295,532 during the six months ended September 30, 2009 due to the decrease of the value of the U.S. dollar against the Canadian dollar during the six months ended September 30, 2010.

Total Comprehensive Income

As a result of the decrease in the value of the U.S. dollar against the Canadian dollar and the resulting recognition of a $32,307 foreign currency translation loss compared to a $295,532 foreign currency translation gain during the six months ended September 30, 2009, we realized total comprehensive income of $458,009 or $0.01 per share, during the six month period ended September 30, 2010 compared to total comprehensive income of $386,729, or $0.00 per share, during the six month period ended September 30, 2009.

Liquidity and Capital Resources

Since inception, we have financed our business primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  We have not accessed this credit line during the current fiscal year.  At September 30, 2010, we had $0 outstanding on our line of credit.

As of September 30, 2010 we had current assets of $3,963,278 and total assets of $4,625,447, including cash and cash equivalents of $1,312,007.  At September 30, 2010 total liabilities were $668,053, all of which were current liabilities.

During the six months ended September 30, 2010 and 2009 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Six months ended
	September 30,
	2010	2009
Net cash used in operating activities	$(451,635)	$(5,815)
Net cash used in investing activities	(147,385)	(18,788)
Cash flows from financing activities	-	-
Effect of exchange rate changes on cash	(20,730)	35,364
NET INCREASE (DECREASE) IN CASH	$(619,750)	$10,761

Net cash used in our operating activities during the six months ended September 30, 2010 was $451,635 as we had expenditures for inventory and income taxes with increases in accounts receivable which were offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities during our first fiscal quarter 2011 was $147,385 as a result of the purchase of fixed assets including office furniture and other equipment.

We have no current capital commitments outside of general operations and do not anticipate any in the near future.  We believe between cash on hand and our revolving credit line we have sufficient resources to meet our short-term cash needs.

Summary of Material Contractual Commitments

The Company had no material contractual commitments as of September 30, 2010.

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

Off-Balance Sheet Arrangements

As of September 30, 2010 we had no off-balance sheet arrangements.

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

As of September 30, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2010, who communicated the matters to our management and board of directors.

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

PROFIRE ENERGY, INC.

Date:	November 12, 2010	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 12, 2010	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer