Form 10-Q
period 2010-12-31
PROFIRE ENERGY INC
filed 2011-02-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 9, 2011 the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and nine month periods ended December 31, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosure about Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1A. Risk Factors	17

Item 6. Exhibits	17

Signatures	18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	December 31,	March 31,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,195,530	$1,931,757
Accounts receivable, net	2,651,235	1,092,037
Marketable securities-available for sale	3,000	7,154
Inventories	1,175,080	624,679
Prepaid expenses	3,184	999
Total Current Assets	5,028,029	3,656,626

PROPERTY AND EQUIPMENT, net	701,415	559,326

TOTAL ASSETS	$5,729,444	$4,215,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$689,931	$216,904
Accrued liabilities	21,335	25,454
Income taxes payable	214,837	494,321
Total Current Liabilities	926,103	736,679

TOTAL LIABILITIES	926,103	736,679

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issued and outstanding	45,000	45,000
Additional paid-in capital	(21,281)	(51,449)
Accumulated other comprehensive income	454,594	272,416
Retained earnings	4,325,028	3,213,306
Total Stockholders' Equity	4,803,341	3,479,273

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,729,444	$4,215,952

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUES

Sales of goods, net	$2,454,499	$2,434,318	$5,016,310	$4,023,208
Sales of services, net	241,918	202,124	588,753	510,306

Total Revenues	2,696,417	2,636,442	5,605,063	4,533,514

COST OF SALES

Cost of goods sold	1,060,363	869,218	2,083,037	1,550,583

GROSS PROFIT	1,636,054	1,767,224	3,522,026	2,982,931

OPERATING EXPENSES

General and administrative expenses	464,384	219,327	1,112,328	966,005
Payroll expenses	300,229	187,472	714,217	510,353
Depreciation expense	24,563	11,138	64,027	32,056

Total Operating Expenses	789,176	417,937	1,890,572	1,508,414

INCOME FROM OPERATIONS	846,878	1,349,287	1,631,454	1,474,517

OTHER INCOME (EXPENSE)

Interest expense	(19,990)	(77)	(30,752)	(3,633)
Interest income	40	56	3,473	133

Total Other Expense	(19,950)	(21)	(27,279)	(3,500)

NET INCOME BEFORE INCOME TAXES	826,928	1,349,266	1,604,175	1,471,017

INCOME TAX EXPENSE	206,076	396,508	492,453	426,087

NET INCOME	$620,852	$952,758	$1,111,722	$1,044,930
UNREALIZED HOLDING GAIN (LOSS)
ON AVAILABLE FOR SALE SECURITIES	$(7,720)	$1,764	$(8,274)	$789
FOREIGN CURRENCY TRANSLATION
GAIN (LOSS)	222,759	98,500	190,452	394,032

TOTAL COMPREHENSIVE INCOME	$835,891	$1,053,022	$1,293,900	$1,439,751

BASIC EARNINGS PER SHARE	$0.01	$0.02	$0.02	$0.02

FULLY DILUTED EARNINGS PER SHARE	$0.01	$0.02	$0.02	$0.02

BASIC WEIGHTED AVERAGE NUMBER	45,000,000	45,000,000	45,000,000	45,000,000
OF SHARES OUTSTANDING
FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	45,122,667	45,000,000	45,122,667	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income	$1,111,722	$1,044,930
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	64,027	32,056
Bad debt expense	7,312	-
Stock options issued for services	30,168	11,732
Changes in operating assets and liabilities:
Changes in accounts receivable	(1,505,578)	(1,158,988)
Changes in inventories	(524,993)	153,831
Changes in prepaid expenses	(2,112)	(944)
Changes in income taxes payable	(284,322)	(26,178)
Changes in accounts payable and accrued liabilities	455,200	246,066

Net Cash (Used in) Provided by Operating Activities	(648,576)	302,505

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of fixed assets	(193,275)	(18,162)

Net Cash Used in Investing Activities	(193,275)	(18,162)

CASH FLOWS FROM
FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	105,624	58,278

NET INCREASE (DECREASE) IN CASH	(736,227)	342,621
CASH AT BEGINNING OF PERIOD	1,931,757	226,559

CASH AT END OF PERIOD	$1,195,530	$569,180

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$10,762	$3,556
Income taxes	$505,080	$454,163

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and March 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $3,954 and $7,361 as of December 31 and March 31, 2010, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory. Inventories are determined based on the first-in first-out (FIFO) basis.  As of December 31, 2010 and March 31, 2010 inventory consisted of the following:

	December 31, 2010	March 31, 2010
Raw materials	$1,161,317	$612,599
Work in progress	5,534	5,432
Finished goods	54,536	53,527
Reserve for obsolescence	(46,307)	(46,879)
Total	$1,175,080	$624,679

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid.  Any income earned in the U.U is subject to applicable U.S state and federal tax rates.  The combined effective rates of income tax are 25% and 29% for the three months ended December 31, 2010 and 2009, respectively, and 31% and 29% for the nine months ended December 31, 2010 and 2009, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 122,667 and -0- stock options included in the fully diluted earnings per share as of December 31, 2010 and 2009, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net Income	$620,852	$952,758	$1,111,722	$1,044,930

Basic weighted average number of shares outstanding	45,000,000	45,000,000	45,000,000	45,000,000
Common stock equivalents	122,667	-	122,667	-
Fully diluted weighted average number of shares outstanding	45,122,667	45,000,000	45,122,667	45,000,000

Basic earnings per share	$0.01	$0.02	$0.02	$0.02
Fully diluted earnings per share	$0.01	$0.02	$0.02	$0.02

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.0001 and 0.98150 were used to convert the Company’s December 31, 2010 and March 31, 2010 balance sheets, respectively, and the statements of operations used weighted average rates of 0.97429 and 0.9049 for the nine months ended December 31, 2010 and 2009, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and nine months ended December 31, 2010 and 2009.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2010.

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

Results of Operations

Comparison of the three months ended December 31, 2010 and 2009.

Total Revenues

Our total revenues during the quarter ended December 31, 2010 were essentially flat, increasing by just over 2% compared to the quarter ended December 31, 2009.  We expect that with slow economic growth and stabilization in oil prices, revenues will continue to grow at moderate paces until our U.S. sales plan is implemented and significant sales are achieved.  If oil prices remain volatile, revenue growth could be significantly affected in future quarters.

During the quarters ended December 31, 2010 and 2009, product sales accounted for 91% and 92% of total revenues, respectively, while revenues from service sales accounted for 9% and 8% of total revenues, respectively.

Cost of Goods Sold

Cost of goods sold during the three months ended December 31, 2010 was $1,060,363 compared to $869,218 during the three months ended December 31, 2009, a 22% increase.  As a percentage of total revenues, cost of goods sold increased to 39% of total revenues during the three months ended December 31, 2010 compared to 33% during the same three month period in 2009.  This 6% increase during the three months ended December 31, 2010 was a result of pricing volume discounts from certain suppliers that offered incentives to buy inventory in greater quantity during the period and more efficiency relating to assembly of components before sale and installation during the 2009 period that did not continue into 2010.  The cost of sales during the quarter ended December 31, 2009 was unusually low and we expect our cost of sales to remain close to levels experienced in 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2010 were $464,384, a $245,057 or 112% increase compared to the same three month period ended December 31, 2009.  This increase in general and administrative expenses was due to costs associated with opening an office in the United States and commencement of sales efforts in the United States.  We expect overall general and administrative expenses will continue to increase as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the three months ended December 31, 2010 increased 60% to $300,229.  This increase was the result of hiring additional personnel, including a part-time sales director and employees at the U.S office in anticipation of expansion into the U.S. markets and growth in sales.  We anticipate payroll expense will continue to increase, but at a slower pace in the upcoming fiscal year, as we continue efforts to expand our sales force.

Net Income Before Income Taxes

The 2% increase in total revenues was more than offset by the 89% increase in total operating expenses and the significant increase in interest expense during the quarter ended December 31, 2010.  As a result we realized a net income before income taxes of $826,928 during the three months ended December 31, 2010 compared to net income before income taxes of $1,349,266 during the three months ended December 31, 2009.

Income Tax Expense

During the quarter ended December 31, 2010, we estimated our income tax expense to be $206,076 compared to an income tax expense of $396,508 during the quarter ended December 31, 2009.  This decrease is the result of the 39% decrease in net income before taxes.  Our effective tax rate decreased from 29% to 25%.  Fluctuations in tax rate are primarily due to two factors.

First, with the exception of the current year, we have generated operating losses in the United States and taxable income in Canada. Therefore, income taxes are only paid in Canada. We record an impairment of the full value of the U.S. operating loss carryovers. Accordingly, our effective tax rate fluctuates relative to the ratio of the U.S. operating losses to the taxable income in Canada.

Second, the Canadian income tax expense is converted to U.S. dollars for reporting in the Company’s financial statements. Therefore, the effective tax rate on the Canadian income varies with the fluctuation of the U.S. and Canadian currencies.  These two factors prevent our effective tax rate and the statutory rates from aligning.

Net Income

For the foregoing reasons we realized a decrease in net income of 35%, as net income decreased to $620,852 during the quarter ended December 31, 2010 compared to a net income of $952,758 during the quarter ended December 31, 2009.

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

During the three months ended December 31, 2010, we recognized a foreign currency translation gain of $222,759 compared to foreign currency translation gain of $98,500 during the three months ended December 31, 2009 due to the decrease of the value of the U.S. dollar against the Canadian dollar during the quarter ended December 31, 2010.

Total Comprehensive Income

As a result of the decrease in the value of the U.S. dollar against the Canadian dollar and the resulting recognition of a $222,759 foreign currency translation gain during the quarter ended December 31, 2010 compared to a $98,500 foreign currency translation gain during the quarter ended December 31, 2009, we realized total comprehensive income of $835,891 during the three months ended December 31, 2010 compared to total comprehensive income of $1,053,022 during the three months ended December 31, 2009.

Comparison of the nine months ended December 31, 2010 and 2009.

Total Revenues

Our total revenues during the nine months ended December 31, 2010 increased nearly 24% compared to the nine months ended December 31, 2009.  We have worked to expand our operations during the past nine months with continuing efforts to research the sales possibilities in the U.S.   We believe the increase in revenues compared to the same nine month period of 2009 is primarily attributable to the rise in oil prices and stabilization of the economy.  During 2009, we knew some customers were delaying projects as they waited to see what would happen with oil prices and demand before committing to new capital expenditures.   We believe rising oil prices and increased capital projects contributed to the rise in sales.

During the nine month period ended December 31, 2010 and 2009, product sales accounted for 89% of total revenues and service sales accounted for 11% of total revenue.

We expect total revenues will continue to grow as we expand our operations, especially as our U.S. sales plan is implemented.  However, with the volatility in oil prices and the general economic slowdown, we expect revenue growth to continue to be modest until our U.S. sales operation commences and stability returns to the economy.

Cost of Goods Sold

Cost of goods sold during the nine months ended December 31, 2010 was $2,083,037 compared to $1,550,583 during the nine months ended December 31, 2009.  As a percentage of total revenues, cost of goods sold was 37% of total revenues during the nine months ended December 31, 2010 compared to 34% for the same nine month period in 2009.  This 3% increase is a result of pricing volume discounts that also affected the change in cost of goods sold as a percentage of sale in the three month period ended December 31, 2010.

General and Administrative Expenses

General and administrative expenses for the nine month period ended December 31, 2010 were $1,112,328, a $146,323 or 15% increase compared to the same nine month period ended December 31, 2009.  This increase in general and administrative expenses was due to the expansion of our marketing in the United States.  We expect overall general and administrative expenses to increase as we continue our efforts to expand our business.

Payroll Expense

Payroll expense during the nine months ended December 31, 2010 increased 40% to $714,217.  Payroll expense increased as a result of hiring additional personnel, including a part-time sales director and employees at the U.S office in anticipation of expansion and growth in sales.  We anticipate payroll expense will increase at a slower pace in the upcoming fiscal year as we continue efforts to expand our sales force.

Net Income Before Income Taxes

The 24% increase in sales was only partially offset by the 5% increase in total operating expenses and the 679% increase in total other expense.  As a result we realized a net income before income taxes of $1,604,175 during the nine months ended December 31, 2010 compared to net income before income taxes of $1,471,017 during the nine months ended December 31, 2009.

Income Tax Expense

During the nine month period ended December 31, 2010, we estimated income tax expense to be $492,453 compared to an income tax expense of $426,087 during the nine month period ended December 31, 2009.  This increase is the result of a $133,158 increase in net income before taxes in 2010 compared to the same period of 2009.  Our effective tax rate increased from 29% to 31%.   Fluctuations in tax rate are primarily due to two factors.

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

Net Income

As a result of higher income tax expense, we only realized an increase in net income of $66,792 during the nine months ended December 31, 2010.

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

During the nine months ended December 31, 2010, we recognized a foreign currency translation gain of $190,452 compared to a foreign currency translation gain of $394,032 during the nine months ended December 31, 2009 due to the decrease of the value of the U.S. dollar against the Canadian dollar during the nine months ended December 31, 2010.

Total Comprehensive Income

For the reasons set forth above, during the nine months ended December 31, 2010 we realized total comprehensive income of $1,293,900 during the nine month period ended December 31, 2010 compared to total comprehensive income of $1,439,751 during the nine month period ended December 31, 2009.

Liquidity and Capital Resources

Since inception, we have financed our business primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  We have not accessed this credit line during the current fiscal year.  At December 31, 2010, we had $0 outstanding on our line of credit.

As of December 31, 2010 we had total current assets of $5,028,029 and total assets of $5,729,444, including cash and cash equivalents of $1,195,530.  At December 31, 2010 total liabilities were $926,103, all of which were current liabilities.

During the nine months ended December 31, 2010 and 2009 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Nine months ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(648,576)	$302,505
Net cash used in investing activities	(193,275)	(18,162)
Cash flows from financing activities	-	-
Effect of exchange rate changes on cash	105,624	58,278
NET INCREASE (DECREASE) IN CASH	$(736,227)	$342,621

During the nine months ended December 31, 2010 net cash used in our operating activities was $648,576 as we had expenditures for inventory and income taxes with increases in accounts receivable which were partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities during our first fiscal quarter 2011 was $193,275 as a result of the purchase of fixed assets including office furniture and other equipment.

We have no current capital commitments outside of general operations and do not anticipate any in the near future.  We believe between cash on hand and our revolving credit line we have sufficient resources to meet our short-term cash needs.

Summary of Material Contractual Commitments

The Company had no material contractual commitments as of December 31, 2010.

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

Off-Balance Sheet Arrangements

As of December 31, 2010 we had no off-balance sheet arrangements.

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

As of December 31, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2010, who communicated the matters to our management and board of directors.

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

PROFIRE ENERGY, INC.

Date:	February 14, 2011	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	February 14, 2011	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer