Form 10-K/A
period 2010-03-31
PROFIRE ENERGY INC
filed 2011-03-18
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Common, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐ Yes  ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)☐ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐                                                                                                           Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)                           Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask prices of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9,959,455.

As of June 16, 2010, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding

Documents incorporated by reference:  None

Table of Contents

		Page

	EXPLANATORY NOTE	4

	PART II

Item 9A(T).	Controls and Procedures	4

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	6

	SIGNATURES	7

EXPLANATORY NOTE

Profire Energy, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the year ended March 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2010 (the “Original Form 10-K”), to amend our Original Form 10-K to revise the disclosures contained in Item 9A(T) Controls and Procedures in our Original Form 10-K to provide managements’ conclusion  as to the effectiveness of our internal control over financial reporting and to include certain information required by Item 308T of Regulation S-K.  In addition, we are concurrently filing an Amendment No. 1 to each of our quarterly reports on Form 10-Q for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 9A(T) of the Original Form 10-K has been amended and restated in its entirety.  In addition, as required by Rule 12b-15 under the Exchange Act, currently-dated certifications from our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

PART II

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

As of March 31, 2010 we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

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

PART  IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date: March 17, 2011	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer and	March 17, 2011
Brenton W. Hatch	Chairman of the Board of Directors

/s/ Andrew Limpert	Chief Financial Officer and Director	March 17, 2011
Andrew Limpert

/s/ Harold Albert	Director	March 17, 2011
Harold Albert