Form 10-Q/A
period 2010-06-30
PROFIRE ENERGY INC
filed 2011-03-18
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

PROFIRE ENERGY, INC.
FORM 10-Q/A
TABLE OF CONTENTS

Page

EXPLANTORY NOTE	3

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures	3

PART II — OTHER INFORMATION

Item 6. Exhibits	5

Signatures	5

Explanatory Note

Profire Energy, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2010 (the “Original Form 10-Q”), to amend our Original Form 10-Q to revise the disclosures contained in Item 4 Controls and Procedures in our Original Form 10-Q to include a conclusion regarding the effectiveness of our disclosure controls and procedures as required by Item 307 of Regulation S-K.  In addition, we are concurrently filing an Amendment No. 1 to our annual report on Form 10-K for the year ended March 31, 2010 and our quarterly reports on Form 10-Q for the periods ended September 30, 2010 and December 31, 2010.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 4 of the Original Form 10-Q has been amended and restated in its entirety.  In addition, as required by Rule 12b-15 under the Exchange Act, currently-dated certifications from our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting.

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

PROFIRE ENERGY, INC.

Date:	March 17, 2011	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	March 17, 2011	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer