Form 10-Q/A
period 2010-12-31
PROFIRE ENERGY INC
filed 2011-03-18
CIK 1289636

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

Explanatory Note

Profire Energy, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2011 (the “Original Form 10-Q”), to amend our Original Form 10-Q to revise the disclosures contained in Item 4 Controls and Procedures in our Original Form 10-Q to include a conclusion regarding the effectiveness of our disclosure controls and procedures as required by Item 307 of Regulation S-K.  In addition, we are concurrently filing an Amendment No. 1 to our annual report on Form 10-K for the year ended March 31, 2010 and our quarterly reports on Form 10-Q for the periods ended June 30, 2010 and September 30, 2010.

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

PART I – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

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