Form 10-K
period 2011-03-31
PROFIRE ENERGY INC
filed 2011-07-01
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐ Yes  ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
☐ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 ☑

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

Large accelerated Filer ☐                                                                                                                     Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)                                       Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold, as of the last business day of the our most recently completed second fiscal quarter was approximately $9,959,455.

As of June 15, 2011, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding

Documents incorporated by reference:  None

Information Concerning Forward-Looking Statements

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “Profire”, “we”, “our” or “us” means Profire Energy, Inc., a Nevada corporation and its corporate subsidiaries and predecessors.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities and Exchange Commission.

PART I

Item 1.  Business

Overview

We originally incorporated under the name The Flooring Zone, Inc. in the State of Nevada on May 5, 2003 and engaged in the retail floor covering business from that time until the end of 2007.  On September 30, 2008 the Flooring Zone, Inc. entered into an Acquisition Agreement with Profire Combustion, Inc., an Alberta, Canada corporation, under which The Flooring Zone, Inc. acquired 100% of the outstanding common shares of Profire Combustion, Inc. in exchange for the issuance of 35,000,000 common shares.

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

Principal Products and Services

We manufacture, install and service oilfield combustion management systems and related burner products.   Our products aid oil and natural gas producers in the safe and efficient development and transportation of carbon-based fuels.

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

During our fourth fiscal quarter, we introduced a new product, the Profire 2100.  The 2100 is a more powerful burner management system than the 1100.  It complies with CSA and UL ratings and has expandability and remote access and data logging.  It has more custom features than the 1100 and allows the end user much more flexibility in multiple field applications.

In addition to the Profire 1100 and 2100 combustion management systems, we manufacture other systems and products for sale, including a burner management system specific to incinerator systems, called the Profire 1100i and “fuel-trains” or “valve-trains” to accompany system installations.  These fuel-trains include piping, valves, controls, etc., relating to the process of safely providing fuel to burners, as well as having safety controllers to monitor operations.  We are also developing various products that will be introduced to the market over the next few years.  These may range from valve systems to igniters.   We continually assess market needs and look for opportunities to provide quality solutions to the oil and gas producing companies we serve.

Principal Markets

Since inception, we have focused our sales efforts primarily in Western Canada.  Given our success in that market, we have determined to expand our sales efforts to other markets, particularly the U.S. market.  Pursuant to our development strategy, we have purchased office and warehouse space in Lindon, Utah.   At present, we believe the best way to penetrate foreign markets is to retain well-established supply companies to represent Profire products and market them to their existing customers.  We hope to take advantage of those existing relationships to rapidly establish market share in new markets.  We are currently contacting product supply houses in various new markets to represent our products. We have also begun to retain sales personnel in the U.S. market who are primarily responsible for creating and establishing these relationships.  In Canada, Profire has a well established reputation and continues to utilize these relationships to sell its products directly to end users.  Relationships also currently exist with three major distributors who continue to sell and create awareness for the companies’ products and services.

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

In addition to satisfying regulatory and safety requirements, we believe oil and gas companies are beginning to recognize the significant increases in efficiency, safety and emission control gains that can be realized through the use of our burner management systems and products.

Competition

Based on our experience, we believe most of the other companies in our industry are small one or two man service companies or product retailers who sell products but have no service department to support their products.  As we continue to research and develop the US market we are beginning to see several companies that are marketing related and somewhat similar products.  They include SureFire, Platinum and ACL.  These competitors are limited regionally and tend to focus on areas close to their headquarters.  While we believe the price is a significant method of competition within our industry, we believe the most important competitive factors are performance and quality.  Profire has, and intends to continue to provide top quality high performance products.

We recognize that the oilfield services industry is highly competitive.  As this industry grows and matures we expect additional companies will seek to enter this market.  Many of these companies may be more highly capitalized, more experienced, more recognized or better situated to take advantage of market opportunities.

Sources and Availability of Raw Materials

We have contracted with a third-party manufacturer, to manufacture our burner management systems, specifically the Profire 2100, 1100 and the Profire 1100i.  This has helped to improve manufacturing efficiencies.  Under the direction of our product engineers, the manufacturer is able to procure all electronic parts, specialty cases and components, and from those, assemble the complete system.  Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer and if the finished product is acceptable, it is shipped to us for distribution.  Orders to the manufacturer are typically for 500 to 1,000 systems.  The shipments are usually limited to 250 systems, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted.  The entire process is typically completed within sixty days of issuing the purchase order.

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

Dependence upon Major Customers

During the fiscal years ended March 31, 2011, 2010 and 2009, the following customers accounted for more than 10% of our total revenues:

	Year ended March 31,
Customer	2011	2010	2009
Grit Industries/A-Fire Holdings Ltd.	19%	26%	26%
Heating Solutions International Inc.	15%	19%	32%
Guest Controls	14%	23%	*
*  Less than 10%.

Often our customers, as is the case with Grit Industries Inc./A-Fire Holdings Ltd. and Heating Solutions International Inc., are contractors for large oil companies who specify the use of our equipment.  Typically, our customers bid for the same jobs, so if one does not get the job, another will.  Regardless, of who wins the contract, if the oil company bidding out the job requires our equipment the winning bidder has to acquire the equipment from us.  Of course, the loss of any one or more of these major customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Backlog

As of March 31, 2011, there was no current backlog.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  There can be no assurance, however, that the orders representing such backlog will not be cancelled.

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

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certification/rating for our combustion management systems before they are released to the market.  We have received the appropriate CSA and UL certifications for our burner management systems.

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

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems.  During the years ended March 31, 2011 and March 31, 2010 we spent $107,900 and $73,727, respectively, on research and development programs.  None of these research and development costs were directly borne by our customers.

Employees

As of June 15, 2011, we had approximately 18 employees, including 17 full-time employees. We have 13 employees working out of our Edmonton, Alberta Canada office and five working out of our Lindon, Utah, U.S. office.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items with the United States Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may access these reports at the SEC’s internet website: http://www.sec.gov/.

Item 1A.  Risk Factors

In addition to the risks discussed under the heading “Business” we are subject to the following risks.

Risks Relating to our Business

Our business and financial condition could be materially impacted if we lose the services of certain employees.  During the fiscal year we brought in additional employees and are working to cross train employees to lessen our dependence on any particular individual.  We believe this has decreased our dependence on any one individual.  We currently maintain key-man insurance on our CFO, Mr. Limpert but not on our other executive officers or employees. The policy on Mr. Limpert is a term policy with a two million dollar benefit to the Company.  Although it would not solve the potential problem of a loss of the services of any particular employee, we may seek key-man insurance on the other key individuals, and perhaps others, to help in the case of such an event.

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

If we are unable to expand into new markets our ability to grow our business and profitability as planned could be materially adversely effected.  We intend to pursue an aggressive growth strategy for the foreseeable future.  Projected future operating results will depend largely upon our ability to expand to new markets and increase sales.  To support this growth, we will increase our marketing expenditures, add new employees and open additional offices.  There can also be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

           If we are unable to manage growth effectively our business, results of operations and financial condition could be materially adversely affected.  Our ability to successfully expand to new markets is dependent on a number of factors including:

•	our ability to hire, train and assimilate new employees;
•	the adequacy of our financial resources; and
•	our ability to correctly identify and exploit new geographical markets and to successfully compete in those markets

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

You may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.  If at any time we have net tangible assets of $5.0 million or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for the “penny stocks,” as well as a purchaser’s legal remedies: and

•
obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock is subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Item 1B. Unresolved Staff Comments

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.   Properties

Our principal operational offices are located at Bay 12, 55 Alberta Avenue, Spruce Grove, Alberta, Canada where we own approximately 16,000 square feet of office and warehouse space.  We anticipate this facility will be suitable and adequate for our needs for the next twelve months.  If the need arose, however, we believe we could secure additional space on acceptable terms.

We also own approximately 9,500 square feet of executive office and warehouse space located at 321 South 1250 West, #3 in Lindon, Utah.  We anticipate this facility will be suitable and adequate for our needs for the next twelve to twenty four months.  If the need arose, however, we believe we could secure additional space on acceptable terms.

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

Item 4.   [Removed or Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PFIE.OB.”

The following table presents the high and low bid quotations for the fiscal years ended March 31, 2011 and March 31, 2010.  The published high and low bid quotations for the 2011 fiscal year was furnished to us by OTC Markets Group, Inc.  The published high and low bid quotations for the 2010 fiscal year was furnished to us by Pink OTC Markets, Inc.  These quotations represent prices between dealers and do not include retail markup, markdown or commissions.  In addition, these quotations do not represent actual transactions and have not been adjusted for stock dividends or splits.

	BID PRICES
	HIGH	LOW
Fiscal year ended March 31, 2011

Fourth Quarter	$ .46	$ .22
Third Quarter	.25	.10
Second Quarter	.30	.15
First Quarter	$ .35	$ .29

Fiscal year ended March 31, 2010

Fourth Quarter	$ .31	$ .18
Third Quarter	.27	.10
Second Quarter	.27	.25
First Quarter	$ .25	$ .20

Holders

As of June 15, 2011, we had approximately 117 shareholders of record holding our 45,000,000 shares of outstanding common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Performance Graph

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

On February 15, 2011 our board of directors granted options to purchase an aggregate of 600,000 shares of our restricted common stock to three Company employees, none of whom are executive officers or directors of the Company. The options were granted pursuant to the Profire Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan.”)

The options have an exercise price of $0.30 per share, which was equal to 85% of the market price of our common shares on the date of grant, as allowed under the terms of the 2010 Plan. The options vest in equal amounts over five years, with the initial portion vesting on the one-year anniversary of the date of grant. Vesting is contingent upon continued employment with the Company. The options expire six years from the date of grant.

As noted above, grants were made to three persons, each of whom was a non-U.S. person and was outside the U.S. at the time the grants were made. The grants were made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2011 neither we, nor any affiliated purchasers, purchased any of our equity securities.

Item 6.  Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Results of Operations

Comparison of the years ended March 31, 2011 and 2010.

Total Revenues

Our total revenues during the year ended March 31, 2011 increased nearly 36% to $8,033,926 from $5,912,350 during the year ended March 31, 2010.   Increasing oil prices during the first half of our fiscal 2011 and the stabilizing worldwide economy increased revenues significantly during that period.  The strong rebound in oil prices resulted in improved sales and increased production activity in oil and gas and continued through our entire fiscal year. We have worked to expand our operations by adding facilities in the United States. We expect to realize significant U.S. based revenues during the coming year.  During fiscal 2011, total sales increased 36%  and the service revenue increased 31%.  During the year ended March 31, 2011, product sales accounted for 89% of total revenues and service sales accounted for 11% of total revenue.  During the year ended March 31, 2010 the mix of product and service sales was the same, with product sales at 89% of total revenues and service sales accounting for the remaining 11% of total revenue.  We expect total revenues will grow as we continue to expand our operations and due to higher oil prices. However with the general worldwide economic volatility, we expect revenue growth to be limited by macro-economic effects.

Cost of Goods Sold

Cost of goods sold during the year ended March 31, 2011 was $2,812,323 for sales and $529,821 for service for a total of $3,342,144 compared to $1,867,823 for sales and $427,641 for service for a total of $2,295,464 during the year ended March 31, 2010.  While revenue increased 36%, cost of goods sold increased by 46%.  Our gross margin for 2011 was 58% compared to 61% in 2010. Margins decreased and cost of goods sold increased due to higher material costs. We anticipate that as product sales increase in the coming year cost of goods sold will also increase.  However, with anticipated volume discounts and improved efficiency we believe cost of goods sold, as a percentage of total revenues, will not be significantly higher in fiscal 2012.

General and Administrative Expenses

General and administrative expenses for the year ended March 31, 2011 were $1,307,580, a 30% increase compared to the year ended March 31, 2010.  General and administrative expenses were 16% of sales in 2011 compared to 17% of sales in 2010. The decrease can be attributed to the general increase in operational activity.  As sales and revenue increased during the year costs associated with increased sales and production increased at a slower rate.

Payroll Expense

Payroll expense during the year ended March 31, 2011 increased 17% to $969,966 compared to $827,418 during the year ended March 31, 2010.  Payroll expense increased as a result of hiring additional personnel, including a sales director  and engineering personnel, in anticipation of expansion and growth in sales and the further development of the aforementioned 2100.  We anticipate payroll expense will increase at a slower pace in the upcoming fiscal year as we continue efforts to expand our sales force and associated personnel in the US market.

Depreciation Expense

Depreciation expense during fiscal 2011 was $ 73,017, or 21% higher than fiscal 2010. Depreciation expense increased in 2011 primarily due to addition of the Lindon, Utah location and some production equipment as we expanded our capacity.

Net Income Before Income Tax

Net income before income taxes during the 2011 fiscal year increased to $2,312,674 from $1,723,466 during fiscal 2010.  This 34% increase was the result of the 30% increase in gross profit.

Income Tax Expense

Income tax expense increased from $444,191 to $686,211.  We expect the rate to be close to the statutory rate in subsequent years.  We anticipate that as revenues grow, our income tax expense will also be higher.  We have exhausted our tax credits associated with the Canadian small business deductions from prior years, thus we expect taxes as a percentage of revenue to be higher than in prior periods in which we made a profit.

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

During the year ended March 31, 2011, we recognized a foreign currency translation gain of $365,863 compared to foreign currency translation gain of $488,803 during the year ended March 31, 2010.  This gain was the result of the strengthening of the Canadian dollar versus the US dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $1,988,246, or $0.04 per share during the year ended March 31, 2011 compared to total comprehensive income of $1,776,518, or $0.03 per share during the year ended March 31, 2010.  This results in a total comprehensive income gain of 12%.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  At March 31, 2011 we had $-0- outstanding on our line of credit.

As of March 31, 2011 we had current assets of $5,288,404 and total assets of $5,998,864 including cash and cash equivalents of $1,689,386.  At March 31, 2011 total liabilities were  $486,083, all of which were current liabilities.

During the year ended March 31, 2011 and 2010 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2011	Year ended March 31, 2010
Net cash provided by (used in) operating activities	$(213,916)	$1,713,280
Net cash (used in) investing activities	$(210,519)	$(172,120)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$182,064	$164,038
NET INCREASE (DECREASE) IN CASH	$(242,371)	$1,705,198

Net cash used in our operating activities was $213,916.  As discussed above, during the year ended March 31, 2011 we realized a significant increase in net income which was partially offset by decreases in income taxes payable.  As noted above, from time to time we may also draw down on our revolving credit line to meet short-term cash needs but have not in recent years.  Accounts receivable continue to increase year to year and these could be factored if needed to provide cash flow, but to date this has not been necessary.  We have no current capital commitments outside of general operations and do not anticipate any in the near future.

Our accounts receivables are higher due to our increased sales in the second half of 2011.  Inventory may fluctuate as we have opportunities to acquire inventory at favorable rates as we buy in scale.  This may ebb and flow from quarter to quarter.

As of March 31, 2011 we had cash of $1,689,386 compared to $1,931,757 as of March 31, 2010.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2011

Payments Due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than5 years
Revolving credit line	$ -	$ -	$ -	$ -	$ -
Short term debt-related parties	$ -	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -	$ -

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season.  As the majority of our operations currently are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations.  We typically have our strongest revenue growth cycles in the non-winter months. As the company expands geographically we should experience a diversification of revenue sources so seasonality should be less of an issue in the future.

Off-Balance Sheet Arrangements

As of March 31, 2011 and 2010 we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

For details of applicable new accounting standards, please, refer to Recently Issued Accounting Pronouncements in Note 1 of our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

           As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended March 31, 2011 there were no changes in or disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2011 we conducted an assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2011 who communicated the matters to our management and board of directors.

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

Attestation Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption  for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Item 9B.  Other Information

None.

PART  III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth, as of June 15, 2011, our directors, nominees and executive officers, their ages, and all offices and positions held.  Directors are elected for a period of one year and thereafter serve until their successors are duly elected by the stockholders.  Officers and other employees serve at the will of the board of directors.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Brenton W. Hatch	60	Chief Executive Officer, President and Director	November 2008	October 2008

Harold Albert	48	Chief Operating Officer and Director	November 2008	October 2008

Andrew Limpert	41	Chief Financial Officer and Director	November 2007	November 2007

The above individuals serve as executive officers and/or directors.  A brief description of their positions, proposed duties and their background and business experience follows:

Brenton W. Hatch.  Mr. Hatch co-founded Profire Combustion, Inc. in 2002.  Since that time he has served as the Chief Executive Officer and General Manager of the Company.  Mr. Hatch has been responsible for the day-to-day operations of Profire Combustion since its inception.  Prior to founding Profire Combustion, between 2001 and 2002 Mr. Hatch was a Management Consultant and General Manager of Titan Technologies, Inc., an oilfield service and distribution company in Edmonton, Alberta, Canada.  In this position, Mr. Hatch performed an in-depth analysis of the operations and management of all divisions of Titan Technologies.  Based on his analysis, Mr. Hatch implemented company-wide operational changes to improve company performance.  From 1989 to 2000 Mr. Hatch served as President and Chief Executive Officer of Keaton International, Inc., an educational services company based in Edmonton, Alberta, Canada.  Mr. Hatch managed all executive functions of the company and particularly focused on the development and management of the company’s educational services.  During his time at Keaton International, Mr. Hatch led corporate networking and marketing campaigns world-wide.  Mr. Hatch earned a Bachelor’s Degree in Education from the University of Alberta in 1974.  Mr. Hatch is not, nor has he in the past five years been a nominee or director of any other SEC registrant or registered investment company.  We considered Mr. Hatch’s experience as a founder and as the principal executive officer of Profire Combustion, as well as his previous management and operational oversight experience in concluding that he should serve as a director of the Company.

Harold Albert.  Mr. Albert co-founded Profire Combustion, Inc. in 2002.  He has served as the President and Chief Operating Officer of Profire Combustion since that time.  Mr. Albert is responsible for research and development of new products and services.  He oversees our Canadian operations.  Prior to founding Profire Combustion, Mr. Albert worked in the oil services industry for Titan Technologies, Inc. from 1996 to 2002.  During that time Mr. Albert served as an Associate Manager overseeing the company’s burner division.  From 1993 to 1996 Mr. Albert was employed with Natco Canada doing start up and commissioning of oil and gas facilities in both Canada and Russia.  Mr. Albert is not, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  We considered Mr. Albert’s experience as a founder and principal operating officer, combined with his previous management and operational experience in concluding that he should serve on the Company’s board of directors.

Andrew Limpert.  Mr. Limpert graduated from the University of Utah with a Bachelors of Science degree in Finance in 1994.  He earned a Masters of Business Administration with an emphasis in Finance from Westminster College in 1998.  Mr. Limpert joined The Flooring Zone, Inc. in November 2007.  From 1998 to 2008, Mr. Limpert was an investment advisor with Belsen Getty, LLC, providing wealth management direction and strategic and financial advice for several investment banks.  For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas.  In 2007 he became the chairman of the board of directors of Nine Mile Software Inc., a rebalancing and mutual fund trading software developer.  Nine Mile Software became an SEC registrant during 2008.  He resigned as Chairman of Nine Mile in April of 2011.  During the past five years Mr. Limpert has also served as a director of Ohr Pharmaceutical Inc., a New York based biotech incubator.  Ohr Pharmaceutical is also an SEC registrant. Mr. Limpert resigned as an officer and director of Ohr Pharmaceutical in April 2010.  Mr. Limpert is not, nor has he in the past five years been, a nominee or director of any registered investment company. We considered Mr. Limpert’s extensive investment experience and his related finance and educational background in concluding that he should serve on the Company’s board of directors.

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

(5)  Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.  Based solely on management’s review of these reports during the year ended March 31, 2011, it appears that all reports were timely filed during the fiscal year.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, timely, accurate and understandable disclosure in reports and documents that we file with, or submit to the Commission and in our other public communications;
•	compliance with applicable governmental laws, rules and regulations;
•	prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	accountability for adherence to the code.

A copy of our code of ethics was filed with the Commission as Exhibit 14.1 to the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2007 and may be viewed by accessing that report on the Commission’s website at www.sec.gov. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Profire Energy, Inc., Attn. Corporate Secretary, 321 South 1250 West, #3, Lindon, Utah 84042.

Procedures for Security Holders to Nominate Candidates to the Board of Directors

There have been no material changes to the procedures set forth in our proxy statement filed with the SEC on November 10, 2009, by which security holders may recommend nominees to our board of directors.

Committees of the Board of Directors

The board does not have any standing committees and has not adopted written charters for any committees of the board.

Audit Committee

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

As we do not currently have a standing audit committee, we do not, at this time, have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.

Our board may establish committees from time to time to facilitate our management.

Item 11.  Executive Compensation

The following table summarizes the total compensation paid to the person serving as our principal executive officer and our two most highly compensated executive officers other than our principal executive officer.  These individuals are referred to herein as “named executive officers” or “NEOs.”  Other than as disclosed herein, none of our employees were paid in excess of $100,000 during the fiscal years ended March 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brenton W. Hatch	2011	199,896	33,500	-0-	-0-	25,450	258,846
CEO	2010	206,600	5,000	-0-	-0-	19,400(1)	231,000

Andrew Limpert	2011	120,000	12,000	-0-	-0-	16,800	148,800
CFO	2010	120,000	5,000	-0-	-0-	16,800(2)	141,800

Harold Albert	2011	204,000	33,500	-0-	-0-	30,046	267,546
COO	2010	211,846	5,000	-0-	-0-	20,874	237,720

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Vehicle Allowance, Fuel, Maintenance and Related Costs ($)	Cell Phone Expenses ($)	Medical Insurance Premiums ($)
Brenton W, Hatch	2011	9,600	3,850	12,000
	2010	6,500	3,300	9,600

Andrew Limpert	2011	9,600	-0-	7,200
	2010	9,600	-0-	7,200

Harold Albert	2011	18,474	-0-	11,572
	2010	8,115	4,420	8,339

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

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer.  Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions.  The employment agreements of Mr. Hatch, Mr. Albert and Mr. Limpert provide for a full-time monthly salary of $17,000 per month.  During fiscal 2011, Mr. Limpert was not employed by the Company on a full-time basis.  His salary was adjusted to reflect the amount of time dedicated to his employment with the Company.  The board did not approve salary increases for the upcoming fiscal year for any of the named executive officers.

Bonuses

We may also make cash awards to our named executive officers and employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  In the event this type of cash award is made, it is reflected in the “Summary Compensation Table” under a separate column entitled “Bonus.”  During the 2011 fiscal year, the board of directors, of its own discretion, awarded Christmas bonuses of $33,500 to each of Mr. Hatch and Mr. Albert and $12,000 to Mr. Limpert.  The bonuses were not awarded pursuant to any pre-established, performance-based criteria set by the compensation committee.  Rather, the bonuses were awarded in recognition of the efforts of the named executive officers to control costs and expenses and improve Company profitability.  The Company was under no obligation to award the cash bonuses and is under no obligation to award future cash bonuses.

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

DIRECTOR COMPENSATION

Each of our directors is also a named executive officer and employee of the Company.  All compensation earned by Mr. Hatch, Mr. Albert and Mr. Limpert was compensation for services rendered in their capacity as employees of the Company.  They received no compensation for serving on our board of directors during the 2011 or 2010 fiscal years.  For details regarding the compensation received by each of our directors please see the Summary Compensation Table on page 26 of this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 15, 2011 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 45,000,000 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Brenton W. Hatch(1)	15,750,000	35%
	321 South 1250 West, #3
	Lindon, Utah 84042

Common	Harold Albert(1)	15,750,000	35%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6

Common	Andrew Limpert(1)	4,155,155	9%
	321 South 1250 West, #3
	Lindon, Utah 84042

Common	Shelly Nichol & Timothy Paul Nichol	3,298,400	7%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6
All executive officers and directors as a group (3 persons)		35,655,155	79%
	TOTAL	38,953,555	86%

(1) Mr. Hatch, Mr. Albert and Mr. Limpert are executive officers and directors of the Company.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	1,010,000	$0.34	3,445,000
Equity compensation plans not approved by security holders	-0-	n/a	-0-
Total	1,010,000	$0.34	3,445,000

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

In February 2011 our board of directors granted options to purchase an aggregate of 600,000 shares of our restricted common stock to three Company employees, none of whom are executive officers or directors of the Company.  The options have an exercise price of $0.30 per share, which was equal to 85% of the market price of our common shares on the date of grant, as allowed under the terms of the 2010 Plan. The options vest in equal amounts over five years, with the initial portion vesting on the one-year anniversary of the date of grant. Vesting is contingent upon continued employment with the Company. The options expire six years from the date of grant.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

In June 2007, Brent Hatch and Harold Albert loaned Profire $50,000 Canadian dollars, and in August 2007 Brent Hatch and Harold Albert loaned Profire $150,000 Canadian dollars, which in total was the equivalent of $194,571 in U.S. dollars based on conversion rates at March 31, 2008, by way of an unsecured promissory notes.  The promissory notes are non-interest bearing and were due March 31, 2009.  These notes were fully repaid by March 31, 2009.

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

Item 14.   Principal Accountant Fees and Services

Child, Van Wagoner & Bradshaw, PLLC served as the Company’s independent registered public accounting firm for the years ended March 31, 2011 and 2010 and is expected to serve in that capacity for the 2012 fiscal year.  Principal accounting fees for professional services rendered for us by Child, Van Wagoner & Bradshaw, PLLC for the years ended March 31, 2011 and 2010, are summarized as follows:

	Fiscal 2011	Fiscal 2010

Audit	$49,384	$48,597
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-
Total	$49,384	$48,597

Audit Fees.  Audit fees were for professional services rendered in connection with the audit of the annual financial statements included in our annual report on Form 10-K, review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Board of Directors Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm.  Our board of directors has the authority to grant pre-approvals of non-audit services.

Our board of directors has not, as of the time of filing this annual report on Form 10-K with the Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the board of directors as a whole has pre-approved all such services. In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the services provided by its independent registered public accounting firm described above are compatible with maintaining independence as our independent registered public accounting firm.

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2011 and 2010.

Consolidated Statements of Operations and Other Comprehensive Income for the years ended March 31, 2011 and 2010.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

2.1	Acquisition Agreement among The Flooring Zone, Inc. and Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment to the Articles of Incorporation(3)
3.3	Bylaws of The Flooring Zone, Inc.(2)
3.4	Bylaws of The Flooring Zone, Inc. (as amended through October 8, 2008)(1)
4.1	2003 Stock Incentive Plan(2)+
4.2	Profire Energy, Inc. 2010 Equity Incentive Plan(7)+
10.1	Employment Agreement of Brenton Hatch(4)+
10.1	Employment Agreement of Harold Albert(4)+
10.2	Employment Agreement of Andrew Limpert(5)+
14.1	Code of Ethics(6)
21.1	Subsidiaries*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*  Filed herewith.
+  Indicates management contract, compensatory plan or arrangement with the Company.
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
(3)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2009.
(4)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2008.
(5) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 14, 2009.
(6)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on April 17, 2007.
(7) Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date: July 1, 2011	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer and	July 1, 2011
Brenton W. Hatch	Chairman of the Board of Directors

/s/ Andrew Limpert	Chief Financial Officer and Director	July 1, 2011
Andrew Limpert

/s/ Harold Albert	Director	July 1, 2011
Harold Albert

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Profire Energy, Inc.
Lindon, Utah

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. (the Company) and subsidiary as of March 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. and subsidiary as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 29, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	March 31,	March 31,
	2011	2010

CURRENT ASSETS

Cash and cash equivalents	$1,689,386	$1,931,757
Accounts receivable, net	2,294,780	1,092,037
Marketable securities-available for sale	3,306	7,154
Inventories	1,300,047	624,679
Prepaid expenses	885	999

Total Current Assets	5,288,404	3,656,626

PROPERTY AND EQUIPMENT, net	710,460	559,326

TOTAL ASSETS	$5,998,864	$4,215,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$206,582	$216,904
Accrued liabilities	36,137	25,454
Income taxes payable	243,364	494,321

Total Current Liabilities	486,083	736,679

TOTAL LIABILITIES	486,083	736,679

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issues and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issues and outstanding	45,000	45,000
Additional paid-in capital	(6,187)	(51,449)
Accumulated other comprehensive income	634,198	272,415
Retained earnings	4,839,770	3,213,307

Total Stockholders' Equity	5,512,781	3,479,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,998,864	$4,215,952

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income

	For the Year Ended
	March 31,
	2011	2010
REVENUES
Sales of goods, net	$7,186,734	$5,264,686
Sales of services, net	847,192	647,664
Total Revenues	8,033,926	5,912,350

COST OF SALES
Cost of goods sold	2,812,323	1,867,823
Cost of goods sold - services	529,821	427,641
Total Cost of Sales	3,342,144	2,295,464

GROSS PROFIT	4,691,782	3,616,886

OPERATING EXPENSES
General and administrative expenses	1,307,580	1,005,846
Payroll expenses	969,966	827,418
Depreciation expense	73,017	54,446
Total Operating Expenses	2,350,563	1,887,710

INCOME FROM OPERATIONS	2,341,219	1,729,176

OTHER INCOME (EXPENSE)
Interest expense	(32,272)	(6,281)
Interest income	3,727	571
Total Other Income (Expense)	(28,545)	(5,710)

NET INCOME BEFORE INCOME TAXES	2,312,674	1,723,466

INCOME TAX EXPENSE	686,211	444,191
NET INCOME	$1,626,463	$1,279,275

UNREALIZED HOLDING GAIN (LOSS)
ON AVAILABLE FOR SALE SECURITIES	$(4,080)	$8,440
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	365,863	488,803

TOTAL COMPREHENSIVE INCOME	$1,988,246	$1,776,518
BASIC EARNINGS PER SHARE	$0.04	$0.03
FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.03

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,229,413	45,116,800

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity

					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2009	-	$-	45,000,000	$45,000	$(73,237)	$(224,828)	$1,934,032	$1,680,967

Unrealized holding gains on
available for sale securities	-	-	-	-	-	8,440	-	8,440

Foreign currency translation	-	-	-	-	-	488,803	-	488,803

Fair value of options vested	-	-	-	-	21,788	-	-	21,788

Net income for the year
ended March 31, 2010	-	-	-	-	-	-	1,279,275	1,279,275

Balance, March 31, 2010	-	-	45,000,000	45,000	(51,449)	272,415	3,213,307	3,479,273

Fair value of options vested	-	-	-	-	45,262	-	-	45,262

Unrealized holding gains on
available for sale securities	-	-	-	-	-	(4,080)	-	(4,080)

Foreign currency translation	-	-	-	-	-	365,863	-	365,863

Net income for the year
ended March 31, 2011	-	-	-	-	-	-	1,626,463	1,626,463

Balance, March 31, 2011	-	$-	45,000,000	$45,000	$(6,187)	$634,198	$4,839,770	$5,512,781

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year Ended
	March 31,
	2011	2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income	$1,626,463	$1,279,275
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation expense	91,024	60,496
Bad debt expense	7,377	4,869
Stock options issued for services	45,262	21,788
Changes in operating assets and liabilities:
Changes in accounts receivable	(1,102,711)	112,482
Changes in inventories	(615,346)	212,233
Changes in prepaid expenses	156	-
Changes in income taxes payable	(263,000)	(13,898)
Changes in accounts payable and accrued liabilities	(3,141)	36,035
Net Cash Provided by (Used in) Operating Activities	(213,916)	1,713,280

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of fixed assets	(210,519)	(172,120)

Net Cash Used in Investing Activities	(210,519)	(172,120)

CASH FLOWS FROM
FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	182,064	164,038

NET INCREASE (DECREASE) IN CASH	(242,371)	1,705,198
CASH AT BEGINNING OF YEAR	1,931,757	226,559
CASH AT END OF YEAR	$1,689,386	$1,931,757

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$32,272	$3,663
Income taxes	$983,538	$454,163

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Years Ended March 31, 2011and 2010

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

Pursuant to the terms and conditions of the Acquisition Agreement, 35,000,000 shares of restricted common stock of the Company were issued to the three shareholders of Profire Combustion, Inc., in exchange for all of the issued and outstanding shares of the Subsidiary. As a result of the transaction, Profire Combustion, Inc. became a wholly-owned subsidiary of the Parent and the shareholders of the Subsidiary became the controlling shareholders of the Company. For accounting purposes, the Subsidiary is considered the accounting acquirer, and the historical Balance Sheets, Statements of Operations and Other Comprehensive Income, and Statement of Cash Flow of the Subsidiary are presented as those of the Company.  The historical equity information is that of Profire Combustion, Inc., the accounting acquiree.  The recapitalization required pursuant to this merger resulted in a negative additional paid-in capital balance.

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

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 107,333 and 116,800 stock options included in the fully diluted earnings per share as of March 31, 2011 and 2010 respectively. Basic earnings per share for the years ended March 31, 2011 and 2010 are as follows:

	Years ended March 31,
	2011	2010
Net income applicable to common shareholders	$1,626,463	$1,279,275
Weighted average shares outstanding	45,000,000	45,000,000
Basic earnings per share	$0.04	$0.03
Fully diluted earnings per share	$0.04	$0.03

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Years Ended March 31, 2011and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian Dollar (CAD). The financial statements of the Company were translated to U.S. Dollars (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 1.0301 and 1.0188 were used to convert the Company’s March 31, 2011 and 2010 balance sheets, respectively, and the statements of operations used weighted average rates of 0.9836 and 1.0884 for the years ended March 31, 2011 and 2010, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Comprehensive Income.

Accounting Method and Fiscal Year
The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on March 31.

Fair Value of Financial Instruments
Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of March 31, 2011 and 2010, book balances totaled $1,689,386 and $1,931,757, respectively. These deposits were insured entirely by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $19,524 and $7,363 as of  March 31, 2011 and 2010, respectively.

Inventory
In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.  Inventory consists of raw materials, finished goods held for sale and work in progress.  As of March 31 inventory consisted of the following:
	2011	2010
Raw materials	$1,347,749	$612,599
Finished goods	-	53,527
Work in process	-	5,432
Subtotal	1,347,749	671,558
Reserve for Obsolescence	(47,702)	(46,879)
Total	$1,300,047	$624,679

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Years Ended March 31, 2011and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Advertising costs
The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $14,793 and $11,249 during the years ended March 31, 2011 and 2010, respectively.

Stock-Based Compensation
The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Income Taxes
The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax are 29.7% and 25.8%  for the years ended March 31, 2011 and 2010, respectively.

Research and Development
All costs associated with research and development are expensed when incurred.  Costs incurred for research and development were $107,900 and $73,727 for the years ended March 31, 2011 and 2010 respectively.

Shipping and handling fees and costs
The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as general and administrative expenses.  The Company incurred shipping and handling costs of $107,358 and $31,329 during the years ended March 31, 2011 and 2010, respectively.

Comprehensive Income
Comprehensive income includes net income as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consist of foreign currency translation gains and losses and unrealized holding gains and losses on available for sale securities.

Recent  Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications
The 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.  Those reclassifications included separate presentations of cost of goods sold for each of the Company’s revenue streams.  Further, we reclassified a portion of depreciation expense from operating expenses to cost of sales.  These changes had no effect on net income.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Years Ended March 31, 2011and 2010

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets                                                      Estimated useful life
Furniture and fixtures                                   5 Years
Machinery and equipment                            5 Years
Buildings                                                      25 Years

Property and equipment consisted of the following as of March 31, 2011 and 2010:

	2011	2010
Office Furniture & Equipment	$158,202	$79,926
Service and Shop Equipment	244,754	184,034
Autos	203,632	123,097
Land and Buildings	479,211	439,288
Total Property and Equipment	1,085,799	826,345
Accumulated Depreciation	(375,339)	(267,019)
Net Property and Equipment	$710,460	$559,326

Depreciation expense for the years ended March 31, 2011 and 2010 are as follows:

	Depreciation Expense
	Years ended March 31,
	2011	2010
Cost of goods sold	$18,007	$6,050
General & administrative	73,017	54,446
Total	$91,024	$60,496

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company has the following $0.001 par value authorized stock:

Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

As of March 31, 2011 and 2010, the Company had issued 45,000,000 shares of common stock, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Years Ended March 31, 2011and 2010

NOTE 4 – PROVISION FOR INCOME TAXES

Reconciliation of US Federal/Canadian Statutory Income Tax Rate to Effective Income Tax Rate:

	March 31, 2011	March 31, 2010
United States statutory income tax rate	35.0%	35.0%
Increase (decrease) in valuation allowance	(4.2)	1.8
Decrease in rate on income subject to Canadian income tax rates	(1.2)	(6.3)
Increase (decrease) in rate resulting from non-deductible expenses and deductible adjustments	0.1	(4.7)
	(5.3)	(9.2)
Effective income tax rate	29.7%	25.8%

Components of Income Tax Expense	March 31, 2011	March 31, 2010
Federal U.S. Income Taxes
-Current	$-	$-
-Deferred	-	-
Foreign (Canadian and Provincial) Income Taxes	686,211	444,191
State Income Taxes
-Current	-	-
-Deferred	-	-

Total Income Tax Expense	$686,211	$444,191

The following are temporary items:  non-deductible write-down of marketable securities, increase or decrease in rate resulting from depreciation and loss on equipment for book purposes in excess of depreciation for income tax purposes.  These temporary differences are insignificant, for 2011and 2010.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company had no tax positions at March 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2011 and 2010.

Deferred tax assets arising from net operating losses generated by the Parent on its stand-alone tax returns of $148,000 have been offset completely by a valuation totaling $51,810 due to the uncertainty of their realization.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Years Ended March 31, 2011and 2010

NOTE 5 – AVAILABLE FOR SALE SECURITIES

The following table sets forth the available for sale securities held by the Company as of March 31, 2011:

Company name	Symbol	Shares	Market value (USD) as of 3/31/11	Fair market value (USD)
Copper King Mining Corporation	CPRK	50,000	$ 0.000	$ -
Deep Blue Marine Inc.	DPBE	1,200,000	0.003	3,306
Total value of trading securities				$ 3,306

The following table sets forth the available for sale securities held by the Company as of March 31, 2010:

Company name	Symbol	Shares	Market value (USD) as of 3/31/10	Fair market value (USD)
Copper King Mining Corporation	CPRK	50,000	$ 0.003	$ 147
Deep Blue Marine Inc.	DPBE	1,200,000	0.006	7,007
Total value of trading securities				$ 7,154

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

Sales	2011	2010
Canada	$8,033,926	$5,912,350
United States	-	-
Total	$8,033,926	$5,912,350

Long –Lived Assets	2011	2010
Canada	$674,372	$559,326
United States	36,088	-
Total	$710,460	$559,326

NOTE 7 – COMMON STOCK PURCHASE OPTIONS

On October 28, 2009, the Company issued a total of 410,000 stock purchase options exercisable for the purchase of its common stock at $0.40 per share. The options were issued to key employees. The options vest 1/3 each year for 3 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of October 28, 2009: dividend yield of zero percent; expected volatility of 127%; risk-free interest rates of 1.35% and expected life of 3.0 years. The Company recognized $21,788 and $40,224 in expense for the fair value of the options vesting during 2011 and 2010, respectively.

On February 15, 2011, the Company issued a total of 600,000 stock purchase options exercisable for the purchase of its common stock at $0.30 per share. The options were issued to key employees. The options vest over 1/5 each year for 5 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of February 15, 2011: dividend yield of zero percent; expected volatility of 254%; risk-free interest rates of 2.02% and expected life of 2.5 years. The Company recognized $5,038 in expense for the fair value of the options vesting during 2011.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Years Ended March 31, 2011and 2010

NOTE 7 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

A summary of the status of the Company’s stock option plans as of March 31, 2011 and 2010 and the changes during the period are presented below:

	2011	2010
Unexercised options, beginning of year	410,000	-
Stock options issued during the year	600,000	410,000
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	1,010,000	410,000

The following table summarizes information about the stock options as of March 31, 2011:

Outstanding Options
		Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value
$ 0.40	410,000	1.50	$ 0.40	$ 164,000
$ 0.75	600,000	4.88	0.30	180,000
	1,010,000	3.51	$ 0.34	$ 344,000

The following table summarizes information about the exercisable stock options as of March 31, 2011:

Exercisable Options
	Wtd. Avg.
	Remaining	Wtd. Avg.	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (years)	Price	Value
273,333	1.50	$ 0 .40	$ 164,000
10,000	4.88	0.30	180,000
283,333	3.51	$ 0.34	$ 344,000

The following table summarizes information about non-vested options as of the year ended March 31, 2011:

		Wtd. Avg.
		Grant Date
	Options	Fair Value
Non-vested at March 31, 2010	273,333	$ 0.40
Stock options issued during the year	600,000	0.30
Vested during the year ended March 31, 2011	(146,666)	0.39
Non-vested at March 31, 2011	726,667	$ 0.34

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has a $400,000 revolving credit line with a local banking institution that it uses from time to time to satisfy short-term fluctuations in cash flows. At March 31, 2011 and 2010 the Company had $-0- outstanding on the line of credit.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has no material events to report.