Form 10-Q
period 2011-06-30
PROFIRE ENERGY INC
filed 2011-08-15
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

As of August 8, 2011 the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three month periods ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure about Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1A. Risk Factors	17

Item 6. Exhibits	17

Signatures	18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	March 31,
	2011	2011
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$996,790	$1,689,386
Accounts receivable, net	2,678,932	2,294,780
Marketable securities-available for sale	3,719	3,306
Inventories	1,779,277	1,300,047
Prepaid expenses	-	885

Total Current Assets	5,458,718	5,288,404

PROPERTY AND EQUIPMENT, net	1,681,712	710,460

TOTAL ASSETS	$7,140,430	$5,998,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$290,643	$206,582
Accrued liabilities	48,195	36,137
Income taxes payable	533,411	243,364

Total Current Liabilities	872,249	486,083

TOTAL LIABILITIES	872,249	486,083

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issued and outstanding	45,000	45,000
Additional paid-in capital	13,945	(6,187)
Accumulated other comprehensive income	594,888	634,198
Retained earnings	5,614,348	4,839,770

Total Stockholders' Equity	6,268,181	5,512,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,140,430	$5,998,864

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended
	June 30,
	2011	2010
REVENUES
Sales of goods, net	$2,408,280	$636,391
Sales of services, net	275,444	135,233
Total Revenues	2,683,724	771,624

COST OF SALES
Cost of goods sold	776,069	209,941
Cost of goods sold-services	206,644	119,279
Total Cost of Goods Sold	982,713	329,220

GROSS PROFIT	1,701,011	442,404

OPERATING EXPENSES
General and administrative expenses	283,683	360,639
Payroll expenses	305,315	177,933
Depreciation expense	43,562	18,872

Total Operating Expenses	632,560	557,444

INCOME (LOSS) FROM OPERATIONS	1,068,451	(115,040)

OTHER INCOME (EXPENSE)
Interest expense	(3,617)	(2,624)
Rental income	3,600	-
Interest income	276	818

Total Other Income (Expense)	259	(1,806)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,068,710	(116,846)

INCOME TAX EXPENSE (BENEFIT)	294,132	(25,420)

NET INCOME (LOSS)	$774,578	$(91,426)

UNREALIZED HOLDING GAIN (LOSS)
ON AVAILABLE FOR SALE SECURITIES	$423	$(2,474)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	(39,733)	(91,430)

TOTAL COMPREHENSIVE INCOME	$735,268	$(185,330)

BASIC EARNINGS PER SHARE	$0.02	$(0.00)

FULLY DILUTED EARNINGS PER SHARE	$0.02	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,255,250	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES

Net Income (loss)	$774,578	$(91,426)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation expense	43,562	17,868
Bad debt expense	-	6,913
Stock options issued for services	20,132	10,056
Changes in operating assets and liabilities:
Changes in accounts receivable	(401,753)	251,544
Changes in inventories	(491,528)	(46,010)
Changes in prepaid expenses	887	(6,316)
Changes in accounts payable and accrued liabilities	98,313	36,369
Changes in income taxes payable	294,132	(24,175)

Net Cash Provided by Operating Activities	338,323	154,823

INVESTING ACTIVITIES

Purchase of fixed assets	(1,018,588)	(88,693)

Net Cash Used in Investing Activities	(1,018,588)	(88,693)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	(12,331)	(40,517)

NET INCREASE (DECREASE) IN CASH	(692,596)	25,613
CASH AT BEGINNING OF PERIOD	1,689,386	1,931,757

CASH AT END OF PERIOD	$996,790	$1,957,370

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$3,617	$2,624
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2011 and March 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of June 30, 2011 and 2010, book balances totaled $996,790 and $1,957,370, respectively. These deposits were insured entirely by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $19,405 and $19,524 as of June 30, 2011 and March 31, 2011, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2011 and March 31, 2011

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.  As of June 30, 2011 and March 31, 2011 inventory consisted of the following:

	June 30, 2010	March 31, 2011
Raw materials	$1,826,968	$1,347,749
Work in progress	-	-
Finished goods	-	-
Reserve for obsolescence	(47,709)	(47,702)
Total	$1,779,277	$1,300,047

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid.  Any income earned in the United States is subject to applicable state and federal tax rates in the United States.  The combined effective rates of income tax expense (benefit) are 28% and 22% for the three months ended June 30, 2011 and 2010, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 255,250 and -0- stock options included in the fully diluted earnings per share as of June 30, 2011 and 2010, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Three Months Ended June 30,
	2011	2010
Net income	$774,578	$(91,426)

Basic weighted average number of shares outstanding	45,000,000	45,000,000
Common stock equivalents	255,250	-
Fully diluted weighted average number of shares outstanding	45,255,250	45,000,000

Basic earnings per share	$0.02	$(0.00)
Fully diluted earnings per share	$0.02	$(0.00)

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.02379 and 1.0301 were used to convert the Company’s June 30, 2011 and March 31, 2011 balance sheets, respectively, and the statements of operations used weighted average rates of 1.03290 and 1.0272 for the three months ended June 30, 2011 and 2010, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three months ended June 30, 2011 and 2010.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2011.

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

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

Total Revenues

Total Revenues during the quarter ended June 30, 2011 increased 248% compared to the quarter ended June 30, 2010.  This significant increase is attributable to growth in both Sales of goods, net and Sale of services, net.

Sales of Goods, Net

We realized a $1,771,889, or 230%, increase in Sales of goods, net during the first fiscal quarter 2012, compared to the same fiscal quarter 2011.  This significant increase is attributable to the fact that we now have a dedicated sales staff, whereas a year ago we had no full-time sales presence.   Further the dedicated sales staff of three people are expanding their focus to all regions of the US and therefore diversifying revenue sources.  Several new customers have started purchasing systems this quarter.  It is hard to determine how many of these will continue ordering in the future but in general we feel product sales will continue to grow but at what pace is undetermined based on many variables.

Sales of Services, Net

During the three months ended June 30, 2011 we also realized a $140,211, or 104% increase in Sales of services, net.  Sales of services, net increased as a result of a general increased awareness of our products through a committed and focused sales force.   As the sales team proactively looks for equipment sales the opportunity to discuss services related sales is increased.  Therefore the two should have ongoing correlation based on sales efforts for systems.

Total Cost of Goods Sold

We realized a 198% increase in Total Cost of Goods Sold during the first fiscal quarter 2012 as a result of a 270% increase in Cost of goods sold and a 73% increase in Cost of goods sold-services.  While Total Cost of Goods Sold increased 198%, as a percentage of Total Revenue, Total Cost of Goods Sold fell to 37%, compared to 43% during the first fiscal quarter 2011.  This improvement in gross margin was accomplished through economies of scale of component parts.  We believe that through economies of scale and more detailed component sourcing, margins should improve slightly over time but should be expected to level off.

Cost of Goods Sold

During the quarter ended June 30, 2011 Cost of goods sold grew 270% as compared to the quarter ended June 30, 2010.  As a direct result of the growth in sales of goods, Cost of goods sold increased.  For the near future, we expect Cost of goods sold will roughly follow the same trend as sales of goods.  Our margins on product sales fluctuate based on a number of variables.  If sales continue to increase and we can realize greater economies of scale, we anticipate Cost of goods sold as a percentage of Sales of goods, net will decrease somewhat.  If we are unable to realize improved economies of scale, or if the cost of parts we use to build our products increase, our margins will fall.  Management will attempt to improve our margins when it is prudent for our long-term strategic advantage.

Cost of Goods Sold-Services

We experienced a 73% jump in Cost of goods sold-services during the quarter ended June 30, 2011, compared to the comparable prior-year quarter.  Cost of goods sold-services rose because of the increase in contract labor, travel and vehicle expenses associated with the increased service activity.  The service portion of the business is labor intensive and therefore a correlation between service revenue and cost of goods sold related to service should be expected.

Gross Profit

As a result of increased Total Revenue and improved gross margin, Gross Profit increased from $442,404 during the quarter ended June 30, 2010 to $1,701,011 during the quarter ended June 30, 2011.

Total Operating Expenses

Our Total Operating Expenses increased 13.5% during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  While General and administrative expenses decreased 21% during the quarter, Payroll expenses increased 72% and Depreciation expense increased 131%.

General and Administrative Expenses

During the three months ended June 30, 2011, we were able to reduce General and administrative expenses by $76,956.  This decrease was the result of cost saving efforts in research and development and a lower travel budget for sales people and executives.  While management is mindful to maintain control over General and administrative expenses, we do not expect to see a trend of lower General and administrative expenses.  Rather, we believe as operations continue to expand our General and administrative expenses will also increase.

Payroll Expenses

We experienced a $127,382 increase in Payroll expenses in the first fiscal quarter 2012.  We expect Payroll expenses to remain higher quarter-on-quarter through the remainder of the year as we continue to expand our workforce through the hiring of talented employees.  There were several new hires during the quarter that caused the increase.

Depreciation Expense

Depreciation expense increased from $18,872 to $43,562 during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  This jump in Depreciation expense is primarily due to the purchase of the Company’s expanded Lindon, Utah facility and to additional equipment necessary to expand our production capacity.

Total Other Income (Expense)

For the three months ended June 30, 2011 we recognized Total Other Income of $259 compared to Total Other Expense of $1,806 for the three months ended June 30, 2010.  This change from other expense to other income is attributable to the realization of $3,600 in rental income during the 2011 period.  We realized no rental income in the 2010 period.   This limited source of income was from an existing tenant of the expanded Lindon location.  We do not expect to have further rental income in the future as the tenant has left the premises and we are building out the space to facilitate operational growth.

Net Income (Loss) Before Income Taxes

As a result of increased Total Revenues and improved gross margin, which was only partially offset by increased Total Operating Expenses, we realized Net Income Before Income Taxes of $1,068,710 during the first fiscal quarter 2012 compared to a Net Loss Before Income Taxes of $116,846 during the first fiscal quarter 2011.

Income Tax Expense

Because of the increase in Net Income Before Income Taxes discussed above, we recognized Income Tax Expense of $294,132 during the three months ended June 30, 2011, compared to an Income Tax Benefit of $25,420 during the three months ended June 30, 2010.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

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

During the quarter ended June 30, 2011, we recognized a foreign currency translation loss of $39,733.  We similarly recognized a foreign currency translation loss of $91,430 during the quarter ended June 30, 2010.  These losses were the result of the strengthening of the US dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $735,268, or $0.02 per share on both a basic and fully diluted basis during the quarter ended June 30, 2011 compared to total comprehensive loss of $185,330, or $0.00 per share on both a basic and fully diluted basis during the quarter ended June 30, 2010.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  At June 30, 2011 we had $-0- outstanding on our line of credit.

As of June 30, 2011 we had current assets of $5,458,718 and total assets of $7,140,430 including cash and cash equivalents of $996,790.  At June 30, 2011 total liabilities were $872,249, all of which were current liabilities.  We have no current capital commitments outside of general operations and do not anticipate any in the near future. We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating needs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time.

During the quarter ended June 30, 2011 and 2010 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Net cash provided by operating activities	$338,323	$154,823
Net cash used in investing activities	$(1,018,588)	$(88,693)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$(12,331)	$(40,517)
NET INCREASE (DECREASE) IN CASH	$(692,596)	$25,613

Net cash provided by our operating activities was $338,323.  As discussed above, during the quarter June 30, 2011 we realized a significant increase in net income, we also realized a $61,944, or 59%, increase in accounts payable as a result of our operational expansion and business growth.  These increases in cash provided by operating activity were only partially offset by a 119% increase income taxes payable as discussed above, a 37% increase in inventory and a 17% increase in accounts receivable.  Inventory grew during the quarter as we had the opportunity to acquire inventory at favorable rates as we buy in scale.  This may ebb and flow from quarter to quarter as we forecast future demand.  Accounts receivable were higher due to our increased sales in the first fiscal quarter of 2012.  If needed we believe our accounts receivable could be factored provide cash flow, but to date this has not been necessary.

During the quarter ended June 30, 2011 net cash used in investing activities was $1,018,588.  These funds were used to purchase additional space at our facilities in Spruce Grove, Alberta, Canada and Lindon, Utah, USA and to acquire other fixed assets.  These expenditures represent capital investments in the further development of our business.

Because net cash used in investing activities significantly outpaced net cash provided by operating activities as we continue to make investments in the Company to support our growth strategy, at  June 30, 2011 we had cash and cash equivalents of $996,790 compared to $1,689,386 as of June 30, 2010.

Summary of Material Contractual Commitments

The Company had no material contractual commitments as of June 30, 2011.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season.  As the majority of our operations currently are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations.  We typically have our strongest revenue growth cycles in the non-winter months.  As we expand into the United States we anticipate this effect to diminish.

Off-Balance Sheet Arrangements

As of June 30, 2011 we had no off-balance sheet arrangements.

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

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2011, who communicated the matters to our management and board of directors.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2011, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Dcoument

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 12, 2011	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 12, 2011	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer