Form 10-Q
period 2011-09-30
PROFIRE ENERGY INC
filed 2011-11-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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
 Yes [  ]     No [X]

As of November 10, 2011 the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and six month periods ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure about Market Risk	18

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1A. Risk Factors	20

Item 6. Exhibits	21

Signatures	22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	March 31,
	2011	2011
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$747,270	$1,689,386
Accounts receivable, net	4,379,695	2,294,780
Marketable securities-avaliable for sale	681	3,306
Inventories	1,352,136	1,300,047
Prepaid expenses	832	885

Total Current Assets	6,480,614	5,288,404

PROPERTY AND EQUIPMENT, net	1,582,899	710,460

TOTAL ASSETS	$8,063,513	$5,998,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$372,238	$206,582
Accrued liabilities	66,163	36,137
Income taxes payable	558,048	243,364

Total Current Liabilities	996,449	486,083

TOTAL LIABILITIES	996,449	486,083

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issued and outstanding	45,000	45,000
Additional paid-in capital	34,076	(6,187)
Accumulated other comprehensive income	187,982	634,198
Retained earnings	6,800,006	4,839,770

Total Stockholders' Equity	7,067,064	5,512,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,063,513	$5,998,864

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011		September 30, 2011
	2011	2010	2011	2010
REVENUES
Sales of goods, net	$4,275,276	$1,925,420	$6,683,556	$2,561,811
Sales of services, net	247,245	211,602	522,689	346,835
Total Revenues	4,522,521	2,137,022	7,206,245	2,908,646

COST OF SALES
Cost of goods sold	1,597,356	632,922	2,373,425	755,498
Cost of goods sold-services	178,299	60,532	384,943	267,176
Total Cost of Goods Sold	1,775,655	693,454	2,758,368	1,022,674

GROSS PROFIT	2,746,866	1,443,568	4,447,877	1,885,972

OPERATING EXPENSES
General and administrative expenses	702,104	287,305	985,787	647,944
Payroll expenses	349,905	236,055	655,220	413,988
Depreciation expense	43,152	20,592	86,714	39,464

Total Operating Expenses	1,095,161	543,952	1,727,721	1,101,396

INCOME FROM OPERATIONS	1,651,705	899,616	2,720,156	784,576

OTHER INCOME (EXPENSE)
Interest expense	(5,179)	(8,138)	(8,796)	(10,762)
Rental income	-	-	3,600	-
Interest income	49	2,615	325	3,433

Total Other Income (Expense)	(5,130)	(5,523)	(4,871)	(7,329)

NET INCOME BEFORE INCOME TAXES	1,646,575	894,093	2,715,285	777,247

INCOME TAX EXPENSE	460,917	311,797	755,049	286,377

NET INCOME	$1,185,658	$582,296	$1,960,236	$490,870

UNREALIZED HOLDING GAIN (LOSS)
ON AVALIABLE FOR SALE SECURITIES	$(2,823)	$1,920	$(2,400)	$(554)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	(404,083)	59,033	(443,816)	(32,307)

TOTAL COMPREHENSIVE INCOME	$778,752	$643,249	$1,514,020	$458,009

BASIC EARNINGS PER SHARE	$0.03	$0.01	$0.04	$0.01

FULLY DILUTED EARNINGS PER SHARE	$0.03	$0.01	$0.04	$0.01

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	45,000,000	45,000,000	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,173,247	45,122,667	45,173,247	45,122,667

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES

Net Income (loss)	$1,960,236	$490,870
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation expense	86,714	39,464
Bad debt expense	-	4,840
Stock options issued for services	40,263	20,112
Changes in operating assets and liabilities:
Accounts receivable	(2,233,953)	(795,294)
Inventories	(130,794)	(144,965)
Prepaid expenses	-	(4,365)
Accounts payable and accrued liabilities	209,961	156,519
Income taxes payable	330,989	(218,816)

Net Cash Provided by Operating Activities	263,416	(451,635)

INVESTING ACTIVITIES

Purchase of fixed assets	(1,000,053)	(147,385)

Net Cash Used in Investing Activities	(1,000,053)	(147,385)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	(205,479)	(20,730)

NET INCREASE (DECREASE) IN CASH	(942,116)	(619,750)
CASH AT BEGINNING OF PERIOD	1,689,386	1,931,757

CASH AT END OF PERIOD	$747,270	$1,312,007

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$8,796	$10,762
Income taxes	$405,537	$505,080

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2011 and March 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of September 30, 2011 and 2010, book balances totaled $747,270 and $1,312,007, respectively. These deposits were insured entirely by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $18,351 and $19,524 as of September 30, 2011 and March 31, 2011, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.  As of September 30, 2011 and March 31, 2011 inventory consisted of the following:

	September 30, 2011	March 31, 2011
Raw materials	$1,396,972	$1,347,749
Work in progress	-	-
Finished goods	-	-
Reserve for obsolescence	(44,836)	(47,702)
Total	$1,352,136	$1,300,047

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2011 and March 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid.  Any income earned in the United States is subject to applicable state and federal tax rates in the United States.  The combined effective rates of income tax expense (benefit) are 28% and 22% for the three months ended September 30, 2011 and 2010, respectively.

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

	For the Six Months Ended September 30,
	2011	2010
Net income	$1,960,236	$490,870

Basic weighted average number of shares outstanding	45,000,000	45,000,000
Common stock equivalents	173,247	122,667
Fully diluted weighted average number of shares outstanding	45,173,247	45,122,667

Basic earnings per share	$0.04	$0.01
Fully diluted earnings per share	$0.04	$0.01

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.96820 and 1.0301 were used to convert the Company’s September 30, 2011 and March 31, 2011 balance sheets, respectively, and the statements of operations used weighted average rates of 1.02760 and 1.0272 for the six months ended September 30, 2011 and 2010, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2011 and March 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month and six month periods ended September 30, 2011 and 2010.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2011.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Such statements are based on currently available financial, economic and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements are predictions and not guarantees of future performance or events.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

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

Overview

We are a provider of safe and efficient burner-management systems and services for use in oilfield combustion.  In the oil and natural gas industry there are numerous demands for heat generation and control.  The product in pipelines and storage tanks must be kept sufficiently warm to flow efficiently.  Equipment of all kinds, including line-heaters, dehydrators, dewaterers, separators, treaters, amine reboilers, free-water knockout systems, etc. require sources of heat to satisfy their various functions.  In addition to the need for combustion products to meet heating demands, there is also a need for skilled combustion technicians.  We build products and provides services designed to address some of these needs.

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010

Total Revenues

Total Revenues during the quarter ended September 30, 2011 increased 112% compared to the quarter ended September 30, 2011.  This significant increase is attributable to growth in both Sales of goods, net and Sale of services, net.

Sales of Goods, Net

We realized a $2,349,856, or 122%, increase in Sales of goods, net during the second fiscal quarter 2012, compared to the same fiscal quarter 2011.  This significant increase is attributable to the fact that we now have a dedicated sales staff, whereas a year ago we had no full-time sales presence.   Further, our four person sales staff is expanding its focus to all regions of the US and therefore diversifying revenue sources.  Several new customers have started purchasing systems this quarter, including new customers in the Texas and Oklahoma.  This continues to expand our customer base geographically.    With the strengthening of the price of oil we feel demand will be robust as companies continue to invest in production capacity and develop new fields.  At this time, it is difficult to predict how many of these new customers will continue to order our products in the future, but in general we feel product sales will continue to grow.

Sales of Services, Net

During the three months ended September 30, 2011 we also realized a $35,643, or 17% increase in Sales of services, net.  Sales of services, net continues to increase as a function of increasing sales activity and the correlation with energy prices rising.  Our sales staff has also contributed to the increased awareness of our service offerings.  As the sales team proactively looks for equipment sales, the opportunity to discuss services related sales also increases.  Therefore the two should have an ongoing correlation.

Total Cost of Goods Sold

We realized a 156% increase in Total Cost of Goods Sold during the second fiscal quarter 2012 as a result of a 152% increase in Cost of goods sold and a 195% increase in Cost of goods sold-services. As a percentage of Total Revenue, Total Cost of Goods Sold rose to 39% during the second fiscal quarter 2011 compared to 32% during the second fiscal quarter 2010.  This decrease in gross margin was a function of increased cost resulting from certain components for our systems that needed to be rushed or accelerated to meet demand.  We believe that we have resolved these component bottlenecks by adding additional parts suppliers and a full-time component source employee.  We anticipate Cost of Goods Sold should return to a more normalized rate in future periods with these additions.

Cost of Goods Sold

During the quarter ended September 30, 2011 Cost of goods sold grew 152% as compared to the quarter ended September 30, 2010.  As a direct result of the growth in sales of goods, Cost of goods sold increased.  For the near future, we expect Cost of goods sold will roughly follow the same trend as sales of goods.  Our margins on product sales fluctuate based on a number of variables. We had a temporary spike in product Cost of goods sold but feel we have addressed this with a sourcing employee and expanding our production suppliers.    If sales continue to increase and we can realize greater economies of scale, we anticipate Cost of goods sold as a percentage of Sales of goods, net will decrease somewhat.  If we are unable to realize improved economies of scale, or if the cost of parts we use to build our products increase, our margins will fall.  Management will attempt to improve our margins when it is prudent for our long-term strategic advantage.

Cost of Goods Sold-Services

We experienced a 195% jump in Cost of goods sold-services during the quarter ended September 30, 2011, compared to the comparable prior-year quarter.  Cost of goods sold-services rose because of the increase in contract labor, travel and vehicle expenses associated with the increased service activity.  The service portion of the business is labor intensive and therefore a correlation between service revenue and cost of goods sold related to service should be expected.

Gross Profit

As a result of increased Total Revenue, Gross Profit increased from $1,443,568 during the quarter ended September 30, 2010 to $2,746,866 during the quarter ended September 30, 2011.

Total Operating Expenses

Our Total Operating Expenses increased 102% during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  General and administrative expenses increased 144% during the quarter, Payroll expenses increased 48% and Depreciation expense increased 110%.

General and Administrative Expenses

During the three months ended September 30, 2011, General and administrative expenses increased by $414,799.  This increase was the result of hiring ten new employees and the continued investment in equipment to outfit the new facilities,   specifically the buildouts in Edmonton and Lindon.  The Lindon facility will be completed by mid-December and the Edmonton buildout is complete.  While management is mindful to maintain control over General and administrative expenses, we do not expect to see a trend of lower General and administrative expenses.  Rather, we believe as operations continue to expand our General and administrative expenses will also increase in direct proportion.

Payroll Expenses

We experienced a $113,850 increase in Payroll expenses in the second fiscal quarter 2012.  We expect Payroll expenses to remain higher quarter-on-quarter through the remainder of the year as we continue to expand our workforce through the hiring of talented employees.  There were ten new hires during the quarter that caused the increase.

Depreciation Expense

Depreciation expense increased from $20,592 to $43,562 during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.  This jump in Depreciation expense is primarily due to the purchase of our expanded Lindon, Utah facility and the associated higher depreciation schedule that has resulted.  We have also added new equipment such as a fork lift and testing equipment.

Total Other Income (Expense)

For the three months ended September 30, 2011 Total other expense was nearly unchanged decreasing $393 compared to the three months ended September 30, 2010.

Net Income Before Income Taxes

As a result of increased Total Revenues, which was only partially offset by increased Total Operating Expenses, we realized Net Income Before Income Taxes of $1,646,575 during the second fiscal quarter 2012 compared to a Net Income Before Income Taxes of $894,093 during the second fiscal quarter 2011.

Income Tax Expense

Because of the increase in Net Income Before Income Taxes discussed above, we recognized Income Tax Expense of $460,917 during the three months ended September 30, 2011, compared to an Income Tax Expense of $311,797 during the three months ended September 30, 2010.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

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

During the quarter ended September 30, 2011, we recognized a foreign currency translation loss of $404,083.  By comparison, during the quarter ended September 30, 2010 we recognized a foreign currency translation gain of $59,033.  The loss during the quarter ended September 30, 2011 was the result of the strengthening of the US dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $778,752 during the quarter ended September 30, 2011 compared to total comprehensive income of $643,249 during the quarter ended September 30, 2010.

Comparison of the six months ended September 30, 2011 and 2010

Total Revenues

Total Revenues during the six months ended September 30, 2011 increased 148% compared to the six months ended June 30, 2011.  This significant increase is attributable to growth in both Sales of goods, net and Sale of services, net.

Sales of Goods, Net

We realized a $4,121,745, or 161%, increase in Sales of goods, net during the first six months of fiscal 2012, compared to the same fiscal period 2011.  This significant increase is attributable to the fact that we now have a dedicated sales staff, whereas a year ago we had no full-time sales presence.   Further the dedicated sales staff of four people is expanding its focus to all regions of the US and therefore diversifying revenue sources.  Several new customers have started purchasing systems this quarter.  It is hard to determine how many of these will continue ordering in the future but in general we feel product sales will continue to grow but at what pace is undetermined based on many variables.  There also continues to be a rise in energy commodity prices over the period which has contributed to general increases in investment by our clients in our products, as well as, the general acceptance of our PF 2100 by current and new customers.

Sales of Services, Net

During the six months ended September 30, 2011 we also realized a $175,854 or 51% increase in Sales of services, net.  Sales of services, net increased as a result of a general increased awareness of our products through a committed and focused sales force.   As the sales team proactively looks for equipment sales the opportunity to discuss services related sales is increased.  Therefore, we anticipate the two should have ongoing correlation in future periods.

Total Cost of Goods Sold

We realized a 170% increase in Total Cost of Goods Sold during the first two fiscal quarters of 2012 as a result of a 214% increase in Cost of goods sold and a 44% increase in Cost of goods sold-services.  As a percentage of Total Revenue, Total Cost of Goods Sold rose to 38% during the six months ended September 30, 2011 compared to 35% during the second fiscal quarter 2010.  This reduction in gross margin was recognized as we had several components that were in limited supply and as demand had outpaced our suppliers in several instances.  We feel we have addressed this by expanding our suppliers and adding a fulltime sourcing employee.  We feel that in the future our margins will approach historical levels and perhaps even improve.

Cost of Goods Sold

During the six months ended September 30, 2011 Cost of Goods Sold increased 214% as compared to the six months ended September 30, 2010.  As a direct result of the growth in sales of goods, Cost of goods sold increased.  For the near future, we expect Cost of goods sold will roughly follow the same trend as sales of goods.  Our margins on product sales fluctuate based on a number of variables.  If sales continue to increase and we can realize greater economies of scale, we anticipate Cost of goods sold as a percentage of Sales of goods, net will decrease somewhat.  If we are unable to realize improved economies of scale, or if the cost of parts we use to build our products increase, our margins will fall.  Management will attempt to improve our margins when it is prudent for our long-term strategic advantage.

Cost of Goods Sold-Services

We experienced a 44% jump in Cost of goods sold-services during the first two fiscal quarters of 2012, compared to the comparable prior-year period.  Cost of goods sold-services rose because of the increase in contract labor, travel and vehicle expenses associated with the increased service activity.  The service portion of the business is labor intensive and therefore a correlation between service revenue and cost of goods sold related to service should be expected.

Gross Profit

As a result of increased Total Revenue, Gross Profit increased from $1,885,972 during the six months ended September 30, 2010 to $4,447,877 during the six months ended September 30, 2011.

Total Operating Expenses

Our Total Operating Expenses increased 57% during the six months ended September 30, 2011 compared to the six months ended September 30, 2010.  General and administrative expenses increased 52%, Payroll expenses increased 58% and Depreciation expense increased 120%.

General and Administrative Expenses

During the six months ended September 30, 2011, General and administrative expenses increased by $337,843.  This increase is the result of increased activities, primarily the hiring and training of multiple new employees and costs associated with the buildout of our sites and equipment for testing and enhanced quality control of our systems.   While management is mindful to maintain control over General and administrative expenses, we do not expect to see a trend of lower General and administrative expenses.  Rather, we believe as operations continue to expand our General and administrative expenses will continue to increase.

Payroll Expenses

We experienced a $241,232 increase in Payroll expenses in the second fiscal quarter 2012.  We expect Payroll expenses to remain higher quarter-on-quarter through the remainder of the year as we continue to expand our workforce through the hiring of talented employees.  There were multiple new hires during the quarter that caused the increase.

Depreciation Expense

Depreciation expense increased from $39,464 to $86,714 during the six months ended September 30, 2011 compared to the six months ended September 30, 2010.  This jump in Depreciation expense is primarily due to the purchase of the Company’s expanded Lindon, Utah facility as well as the Edmonton expansion and the associated increase in depreciation with these fixed assets.

Total Other Income (Expense)

For the six month period ended September 30, 2011 Total other expense decreased 33% compared to the six month period ended September 30, 2010.  The decrease in Total other expense is attributable to a $1,966 decrease in interest income and the realization of $3,600 in rental income during the 2011 period.  We realized no rental income in the 2010 period.   This limited source of income was from an existing tenant of the expanded Lindon location.  We do not expect to have further rental income in the future as the tenant has left the premises and we are building out the space to facilitate operational growth.

Net Income Before Income Taxes

As a result of increased Total Revenues, which was only partially offset by increased Total Operating Expenses, we realized Net Income Before Income Taxes of $2,715,285 during the first six months of fiscal 2012 compared to a Net Income Before Income Taxes of $777,247 during the first six months of fiscal 2011.

Income Tax Expense

Because of the increase in Net Income Before Income Taxes discussed above, we recognized Income Tax Expense of $755,049 during the six months ended September 30, 2011, compared to an Income Tax Expense of $286,377 during the six months ended September 30, 2010.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

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

During the six month period ended September 30, 2011, our foreign currency translation loss increased to $443,816.  By comparison, during the six month period ended September 30, 2010 we recognized a foreign currency translation loss of $32,307.  The increase in loss during the six months ended September 30, 2011 was the result of the strengthening of the US dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $1,514,020 during the six months ended September 30, 2011 compared to total comprehensive income of $458,009 during the six months ended September 30, 2010.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  At September 30, 2011 we had $-0- outstanding on our line of credit.

As of September 30, 2011 we had total current assets of $6,480,614 and total assets of $8,063,513 including cash and cash equivalents of $747,270.  At September 30, 2011 total liabilities were $996,449, all of which were current liabilities.  We have no current capital commitments outside of general operations and do not anticipate any in the near future. We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating needs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time.

During the six months ended September 30, 2011 and 2010 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Six Months ended September 30, 2011	Six Months ended September 30, 2010
Net cash provided by (used in) operating activities	$263,416	$(451,635)
Net cash used in investing activities	$(1,000,053)	$(147,385)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$(205,479)	$(20,730)
NET INCREASE (DECREASE) IN CASH	$(942,116)	$(619,750)

Net cash provided by our operating activities was $263,416.  As discussed above, during the six months ended September 30, 2011 we realized a significant increase in net income, we also realized a $209,961, or 86%, increase in accounts payable and accrued expenses as a result of our operational expansion and business growth and a $330,989, or 136% increase in income taxes payable.  These increases in cash provided by operating activity were only partially offset by a 97% increase in accounts receivable and a 10% increase in inventory.  Inventory grew during the quarter as we had the opportunity to acquire inventory at favorable rates as we buy in scale.  This may ebb and flow from quarter to quarter as we forecast future demand.  Accounts receivable were higher due to our increased sales volume during the first six month of the current fiscal year.  We anticipate accounts receivable will remain higher in upcoming quarters.  If needed we believe our accounts receivable could be factored provide cash flow, but to date this has not been necessary.

During the six months ended September 30, 2011 net cash used in investing activities was $1,000,053.  These funds were used to purchase additional space at our facilities in Spruce Grove, Alberta, Canada and Lindon, Utah, USA and to acquire other fixed assets.  These expenditures represent capital investments in the further development of our business.

Because net cash used in investing activities significantly outpaced net cash provided by operating activities as we continue to make investments in the Company to support our growth strategy, at  September 30, 2011 we had cash and cash equivalents of $742,270 compared to $1,312,007 as of September 30, 2010.

Summary of Material Contractual Commitments

We had no material contractual commitments as of September 30, 2011.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season.  As the majority of our operations currently are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations.  We typically have our strongest revenue growth cycles in the non-winter months   As we expand into the United States we anticipate this effect to diminish.

Off-Balance Sheet Arrangements

As of September 30, 2011 we had no off-balance sheet arrangements.

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

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2011, who communicated the matters to our management and board of directors.

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

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Dcoument

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	November 14, 2011	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 14, 2011	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer