Form 10-Q
period 2011-12-31
PROFIRE ENERGY INC
filed 2012-02-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2011

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
 Yes [  ]     No [X]

As of February 9, 2012 the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and nine month periods ended December 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure about Market Risk	18

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1A. Risk Factors	20

Item 6. Exhibits	21

Signatures	22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	March 31,
	2011	2011
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$968,249	$1,689,386
Accounts receivable, net	5,505,271	2,294,780
Marketable securities-available for sale	804	3,306
Inventories	1,669,287	1,300,047
Prepaid expenses	842	885

Total Current Assets	8,144,453	5,288,404

PROPERTY AND EQUIPMENT, net	1,691,537	710,460

TOTAL ASSETS	$9,835,990	$5,998,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,052,464	$206,582
Accrued liabilities	54,488	36,137
Income taxes payable	689,393	243,364

Total Current Liabilities	1,796,345	486,083

TOTAL LIABILITIES	1,796,345	486,083

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issued and outstanding	45,000	45,000
Additional paid-in capital	54,211	(6,187)
Accumulated other comprehensive income	245,393	634,198
Retained earnings	7,695,041	4,839,770

Total Stockholders' Equity	8,039,645	5,512,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,835,990	$5,998,864

	-	-

The accompanying condensed notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011		December 31, 2011
	2011	2010	2011	2010
REVENUES
Sales of goods, net	$4,780,099	$2,454,499	$11,463,655	$5,016,310
Sales of services, net	288,884	241,918	811,573	588,753
Total Revenues	5,068,983	2,696,417	12,275,228	5,605,063

COST OF SALES
Cost of goods sold	2,583,872	929,526	4,957,297	1,701,235
Cost of goods sold-services	231,445	130,837	616,388	381,802
Total Cost of Goods Sold	2,815,317	1,060,363	5,573,685	2,083,037

GROSS PROFIT	2,253,666	1,636,054	6,701,543	3,522,026

OPERATING EXPENSES
General and administrative expenses	354,091	464,384	1,339,878	1,112,328
Payroll expenses	602,125	300,229	1,257,345	714,217
Depreciation expense	45,396	24,563	132,110	64,027

Total Operating Expenses	1,001,612	789,176	2,729,333	1,890,572

INCOME FROM OPERATIONS	1,252,054	846,878	3,972,210	1,631,454

OTHER INCOME (EXPENSE)
Interest expense	(6,773)	(19,990)	(15,569)	(30,752)
Rental income	-	-	3,600	-
Interest income	41	50	366	3,473

Total Other Income (Expense)	(6,732)	(19,940)	(11,603)	(27,279)

NET INCOME BEFORE INCOME TAXES	1,245,322	826,938	3,960,607	1,604,175

INCOME TAX EXPENSE	350,287	206,076	1,105,336	492,453

NET INCOME	$895,035	$620,862	$2,855,271	$1,111,722

UNREALIZED HOLDING GAIN (LOSS)
ON AVAILABLE FOR SALE SECURITIES	$11	$(7,720)	$(2,389)	$(8,274)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	57,400	222,759	(386,416)	190,452

TOTAL COMPREHENSIVE INCOME	$952,446	$835,901	$2,466,466	$1,293,900

BASIC EARNINGS PER SHARE	$0.02	$0.01	$0.06	$0.02

FULLY DILUTED EARNINGS PER SHARE	$0.02	$0.01	$0.06	$0.02

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	45,000,000	45,000,000	45,000,000

FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,199,645	45,122,667	45,199,645	45,122,667

The accompanying condensed notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES

Net Income (loss)	$2,855,271	$1,111,722
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation expense	132,110	64,027
Bad debt expense	-	7,312
Stock options issued for services	60,398	30,168
Changes in operating assets and liabilities:
Changes in accounts receivable	(3,297,464)	(1,505,578)
Changes in inventories	(431,123)	(524,993)
Changes in prepaid expenses	-	(2,112)
Changes in accounts payable and accrued liabilities	869,776	(284,322)
Changes in income taxes payable	454,261	455,200

Net Cash Provided by (Used in) Operating Activities	643,229	(648,576)

INVESTING ACTIVITIES

Purchase of fixed assets	(1,210,757)	(193,275)

Net Cash Used in Investing Activities	(1,210,757)	(193,275)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	(153,609)	105,624

NET INCREASE (DECREASE) IN CASH	(721,137)	(736,227)
CASH AT BEGINNING OF PERIOD	1,689,386	1,931,757

CASH AT END OF PERIOD	$968,249	$1,195,530

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$15,569	$10,762
Income taxes	$616,677	$505,080

NON CASH FINANCING ACTIVITIES:
Related party payables assumed in merger	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2011 and March 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of December 31, 2011 and 2010, bank balances totaled $968,249 and $1,195,530, respectively. These deposits were insured entirely by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $24,510 and $19,524 as of December 31, 2011 and March 31, 2011, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.  As of December 31, 2011 and March 31, 2011 inventory consisted of the following:

	December 31, 2011	March 31, 2011
Raw materials	$1,745,355	$1,347,749
Work in progress	-	-
Finished goods	-	-
Reserve for obsolescence	(45,401)	(47,702)
Total	$1,699,954	$1,300,047

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2011 and March 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid.  Any income earned in the United States is subject to applicable state and federal tax rates in the United States.  The combined effective rates of income tax expense (benefit) are 28% and 22% for the nine months ended December 31, 2011 and 2010, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 255,250 and -0- stock options included in the fully diluted earnings per share as of December 31, 2011 and 2010, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Nine Months Ended December 31,
	2011	2010
Net income	$2,899,130	$1,111,722

Basic weighted average number of shares outstanding	45,000,000	45,000,000
Common stock equivalents	199,645	122,667
Fully diluted weighted average number of shares outstanding	45,199,645	45,122,667

Basic earnings per share	$0.06	$0.02
Fully diluted earnings per share	$0.06	$0.02

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.98040 and 1.0301 were used to convert the Company’s December 31, 2011 and March 31, 2011 balance sheets, respectively, and the statements of operations used weighted average rates of 1.01070 and 1.0272 for the nine months ended December 31, 2011 and 2010, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2011 and March 31, 2011

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month and nine month periods ended December 31, 2011 and 2010.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2011.

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

Overview

We are a provider of safe and efficient burner-management systems and services for use in oilfield combustion.  In the oil and natural gas industry there are numerous demands for heat generation and control.  The product in pipelines and storage tanks must be kept sufficiently warm to flow efficiently.  Equipment of all kinds, including line-heaters, dehydrators, dewaterers, separators, treaters, amine reboilers, free-water knockout systems, etc. require sources of heat to satisfy their various functions.  In addition to the need for combustion products to meet heating demands, there is also a need for skilled combustion technicians.  We build products and provide services designed to address some of these needs.

Results of Operations

Comparison of the three months ended December 31, 2011 and 2010

Total Revenues

Total revenues during the quarter ended December 31, 2011 increased 88% compared to the quarter ended December 31, 2010.  This significant increase is attributable to growth in both sales of goods, net and sale of services, net.

Sales of Goods, Net

We realized a $2,325,600, or 95%, increase in sales of goods, net during the third fiscal quarter 2012, compared to the same fiscal quarter 2011.  This significant increase is attributable to the fact that we now have a dedicated sales staff, whereas a year ago we had limited full-time sales presence.   Further, our five person sales staff is expanding its focus to all regions of the U.S. and therefore diversifying revenue sources.  Several new customers have started purchasing systems this quarter, including new customers in the Texas and Oklahoma region.  This continues to expand our customer base geographically.  With the strengthening of the price of oil we feel demand will be robust as companies continue to invest in production capacity and develop new fields.  At this time, it is difficult to predict how many of these new customers will continue to order our products in the future, but in general we feel product sales will continue to grow.

Sales of Services, Net

During the three months ended December 31, 2011 we also realized a $46,966, or 19% increase in sales of services, net.  Sales of services, net continues to increase as a function of increasing sales activity and rising energy prices.  Our sales staff has also contributed to increased awareness of our service offerings.  As the sales team proactively looks for equipment sales, the opportunity to discuss services also increases.  Therefore, we expect the two to have an ongoing correlation.

Total Cost of Goods Sold

We realized a 166% increase in total cost of goods sold during the third fiscal quarter 2012 as a result of a 178% increase in cost of goods sold and a 77% increase in cost of goods sold-services. As a percentage of total revenue, total cost of goods sold rose to 56% during the third fiscal quarter 2012 compared to 39% during the third fiscal quarter 2011.

Cost of Goods Sold

During the quarter ended December 31, 2011 cost of goods sold grew 178% as compared to the quarter ended December 31, 2010.  This increase in cost of goods sold was a function of increased cost resulting from certain components for our systems that needed to be rushed or accelerated to meet demand.  We believe that we have resolved these component bottlenecks by adding additional parts suppliers and a full-time component source employee.  Further, we continue to expand our sub manufacturer base and we now have three sub fabricators for our products.  The cost of goods sold margin will also fluctuate based on changes in the product mix that we sell, as margins per product vary. We anticipate cost of goods sold should return to a more normalized rate in future periods with these additions.

Cost of Goods Sold-Services

We experienced a 77% jump in cost of goods sold-services during the quarter ended December 31, 2011, compared to the comparable prior-year quarter.  Cost of goods sold-services rose because of the increase in contract labor, travel and vehicle expenses associated with the increased service activity.  The service portion of our business is labor intensive and therefore a correlation between service revenue and cost of goods sold related to service should be expected.

Gross Profit

Gross profit increased from $1,636,054 during the quarter ended December 31, 2010 to $2,253,666 during the quarter ended December 31, 2011.  This increase in gross profit was primarily the result of increased total revenue.  As a result of the 166% increase in total costs of goods sold during the quarter ended December 31, 2011, gross profit as a percentage of total revenues was 44% compared to 61% during the quarter ended December 31, 2010.

Total Operating Expenses

Our total operating expenses increased 27% during the three months ended December 31, 2011 compared to the three months ended December 31, 2011.  This increase during the quarter was the result of a 24% decrease in general and administrative expenses offset by a 101% increase in payroll expenses and an 85% increase in depreciation expense.

General and Administrative Expenses

During the three months ended December 31, 2011, general and administrative expenses decreased by $110,293. This decrease was due to the completion of the set up of the Lindon facility and cost cutting actions taken in Edmonton. In particular we were able to reduce legal and accounting fees.  However, we do not expect to see a trend of lower general and administrative expenses.  Rather, we believe as operations continue to expand our general and administrative expenses will also increase in direct proportion.

Payroll Expenses

We experienced a $301,896 increase in payroll expenses in the third fiscal quarter 2012.  We expect payroll expenses to remain higher quarter-on-quarter through the remainder of the year as a result of the expansion of our workforce during the current fiscal year but do not anticipate payroll expenses to continue to increase in the short-term as we feel we are sufficiently staffed to handle anticipated near-term growth with our current personnel.

Depreciation Expense

Depreciation expense increased from $24,563 to $45,396 during the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010.  This jump in depreciation expense is primarily due to the expansion of our Lindon, Utah and Edmonton, Alberta facilities and the associated higher depreciation schedule that has resulted.  During the current fiscal year we have also added new equipment such as a fork lift and testing equipment.

Total Other Income (Expense)

For the three months ended December 31, 2011 total other expense was $6,732 compared to $19,940 for the three months ended December 31, 2010.

Net Income Before Income Taxes

As a result of increased total revenues, which were only partially offset by increased total operating expenses, we realized net income before income taxes of $1,245,322 during the third fiscal quarter 2012 compared to a net income before income taxes of $826,938 during the third fiscal quarter 2011.

Income Tax Expense

Because of the increase in net income before income taxes discussed above, we recognized income tax expense of $350,287 during the three months ended December 31, 2011, compared to an income tax expense of $206,076 during the three months ended December 31, 2010.  We anticipate our income tax obligations will typically follow a similar trend and will track trends in our net income.

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

During the quarter ended December 31, 2011, we recognized a foreign currency translation gain of $57,400.  By comparison, during the quarter ended December 31, 2010 we recognized a foreign currency translation gain of $222,759.  The gain during the quarter ended December 31, 2011 was the result of the strengthening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $952,446 during the quarter ended December 31, 2011 compared to total comprehensive income of $835,901 during the quarter ended December 31, 2010.

Comparison of the nine months ended December 31, 2011 and 2010

Total Revenues

Total revenues during the nine months ended December 31, 2011 increased 119% compared to the nine months ended December 31, 2010.  This significant increase is attributable to growth in both sales of goods, net and sales of services, net.

Sales of Goods, Net

We realized a $6,447,345, or 129%, increase in sales of goods, net during the first nine months of fiscal 2012, compared to the same fiscal period 2011.  This significant increase is attributable to the fact that we now have a dedicated sales staff, whereas a year ago we had no full-time sales presence.   Further the dedicated sales staff of five people is expanding its focus to all regions of the U.S. and therefore diversifying revenue sources.  We have added new customers during the current fiscal year.  A number of variables make it hard to determine how many of these new customers will continue ordering in the future but in general we feel product sales will continue to grow.  Energy commodity prices during the current fiscal year have risen, which we believe has also contributed to general increases in investment by our clients in our products, as well as, the acceptance of our PF 2100 by current and new customers.

Sales of Services, Net

During the nine months ended December 31, 2011 we also realized a $222,820 or 38% increase in sales of services, net.  Sales of services, net increased as a result of a general increased awareness of our products through a committed and focused sales force.   As the sales team proactively looks for equipment sales the opportunity to discuss services related sales increases.  Therefore, we anticipate the two should have ongoing correlation in future periods.

Total Cost of Goods Sold

We realized a 168% increase in total cost of goods sold during the first three fiscal quarters of 2012 as a result of a 191% increase in cost of goods sold and a 61% increase in cost of goods sold-services.  As a percentage of total revenue, total cost of goods sold rose to 45% during the nine months ended December 31, 2011 compared to 37% during the nine months ended December 31, 2010.

Cost of Goods Sold

During the nine months ended December 31, 2011 cost of goods sold increased $3,256,062 or 191% as compared to the nine months ended December 31, 2010.  As a direct result of the growth in sales of goods, cost of goods sold increased.  This increase was also the result of our demand for certain components outpacing the supply of our suppliers in several instances.  We feel we have addressed this by expanding our suppliers and adding a full-time sourcing employee. For the near-term, we expect cost of goods sold will roughly follow the same trend as sales of goods.  Our margins on product sales fluctuate based on a number of variables.  If sales continue to increase and we can realize greater economies of scale, we anticipate cost of goods sold as a percentage of sales of goods, net will decrease somewhat.  If we are unable to realize improved economies of scale, or if the cost of parts we use to build our products increase, our margins will fall.  Management will attempt to improve our margins when it is prudent for our long-term strategic advantage.

Cost of Goods Sold-Services

We experienced a 61% jump in cost of goods sold-services during the first three fiscal quarters of 2012, compared to the comparable prior-year period.  Cost of goods sold-services rose because of the increase in contract labor and travel and vehicle expenses associated with the increased service activity.  The service portion of the business is labor intensive and therefore a correlation between service revenue and cost of goods sold related to service should be expected.

Gross Profit

Goss profit increased from $3,522,026 during the nine months ended December 31, 2010 to $6,701,543 during the nine months ended December 31, 2011.  This increase in gross profit was primarily the result of increased total revenue.  As a result of the 168% increase in total costs of goods sold during the nine months ended December 31, 2011, gross profit as a percentage of total revenues was 56% compared to 63% during the nine months ended December 31, 2010.

Total Operating Expenses

Our total operating expenses increased 44% during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2011.  This increase in total operating expenses is attributable to a 20% increase in general and administrative expenses, a 76% increase in payroll expenses and a 106% increase in depreciation expense.

General and Administrative Expenses

During the nine months ended December 31, 2011, general and administrative expenses increased by $227,550.  This increase is the result of increased operating activities, primarily the hiring and training of multiple new employees and non capitalizable costs associated with the build out of our sites and installation of equipment for testing and enhanced quality control of our systems.   While management is mindful to maintain control over general and administrative expenses, we do not expect to see a trend of lower general and administrative expenses.  Rather, we believe as operations continue to expand our general and administrative expenses will continue to increase.

Payroll Expenses

We experienced a $543,128 increase in payroll expenses during the first nine months of fiscal 2012.  We expect payroll expenses to remain higher quarter-on-quarter through the remainder of the year as we continue to expand our workforce through the hiring of talented employees.  There were multiple new hires during the current fiscal year that caused the increase. We feel we are now sufficiently staffed to meet our current and anticipated near-term operational demands.

Depreciation Expense

Depreciation expense increased from $64,027 to $132,110 during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2011.  This increase in depreciation expense is primarily due to the purchase of the Company’s expanded Lindon, Utah and Edmonton, Alberta facilities and equipment purchases.

Total Other Income (Expense)

For the nine month period ended December 31, 2011 total other expense decreased 57% compared to the nine month period ended December 31, 2010.  The decrease in total other expense is attributable to a $15,183 decrease in interest expense, a $3,107 decrease in interest income and the realization of $3,600 in rental income during the 2011 period.  We realized no rental income in the 2010 period.   This limited source of income was from an existing tenant of the expanded Lindon location.  We do not expect to have further rental income in the future as the tenant has left the premises and we are building out the space to facilitate operational growth.

Net Income Before Income Taxes

As a result of increased total revenues, which were only partially offset by increased total operating expenses, we realized net income before income taxes of $3,960,607 during the first nine months of fiscal 2012 compared to a net income before income taxes of $1,604,175 during the first nine months of fiscal 2011.

Income Tax Expense

Because of the increase in net income before income taxes discussed above, we recognized income tax expense of $1,105,336 during the nine months ended December 31, 2011, compared to an income tax expense of $492,453 during the nine months ended December 31, 2011.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

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

During the nine month period ended December 31, 2011, our foreign currency translation loss was $386,416.  By comparison, during the nine month period ended December 31, 2010 we recognized a foreign currency translation gain of $190,452.  The change from a gain during the first nine months of fiscal 2011 to a loss for the first nine months of fiscal 2012 was the result of the weakening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $2,466,466 during the nine months ended December 31, 2011 compared to total comprehensive income of $1,293,900 during the nine months ended December 31, 2010.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily from cash flows from operations and loans from Company executives.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows.  At December 31, 2011 we had $-0- outstanding on our line of credit.

As of December 31, 2011 we had total current assets of $8,144,453 and total assets of $9,835,990 including cash and cash equivalents of $968,249.  At December 31, 2011 total liabilities were $1,796,345, all of which were current liabilities.  We have no current capital commitments outside of general operations and do not anticipate any in the near future.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating needs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time, although if strategic opportunities become available, we may have to find external sources of capital to take advantage of such opportunities.

During the nine months ended December 31, 2011 and 2010 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Nine Months ended December 31, 2011	Nine Months ended December 31, 2011
Net cash provided by (used in) operating activities	$643,229	$(648,576)
Net cash used in investing activities	$(1,210,757)	$(193,275)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$(153,609)	$105,624
NET INCREASE (DECREASE) IN CASH	$(721,137)	$(736,227)

Net cash provided by our operating activities was $643,229.  As discussed above, during the nine months ended December 31, 2011 we realized a significant increase in net income, we also realized a $864,233, or 356%, increase in accounts payable and accrued liabilities as a result of our operational expansion and business growth and a $446,029, or 183% increase in income taxes payable.  These increases in cash provided by operating activity were only partially offset by a $3,297,464, or 140%, increase in accounts receivable and a 28% increase in inventory.  Inventory grew during the quarter as we had the opportunity to acquire inventory in anticipation of product demand and fulfillment.  This may ebb and flow from quarter to quarter as we forecast future demand.  Accounts receivable were higher due to our increased sales volume during the first nine months of the current fiscal year.  We anticipate accounts receivable will remain higher in upcoming quarters.  If needed we believe our accounts receivable could be factored provide cash flow, but to date this has not been necessary.

During the nine months ended December 31, 2011 net cash used in investing activities was $1,210,757.  These funds were used to purchase additional space at our facilities in Edmonton Alberta, Canada and Lindon, Utah, USA and to acquire other fixed assets.  These expenditures represent capital investments in the further development of our business.

Because net cash used in investing activities significantly outpaced net cash provided by operating activities as we continue to make investments in the Company to support our growth strategy, at December 31, 2011 we had cash and cash equivalents of $968,249 compared to $1,689,386 at December 31, 2010.

Summary of Material Contractual Commitments

We had no material contractual commitments as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011 we had no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The matters involving internal controls and procedures that our management considers to be material weaknesses under the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S.GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2011, who communicated the matters to our management and board of directors.

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

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization.  As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S.GAAP and SEC disclosure requirements.

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

PROFIRE ENERGY, INC.

Date:	February 14, 2012	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	February 14, 2012	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer