Form 10-K
period 2012-03-31
PROFIRE ENERGY INC
filed 2012-06-28
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 000-52376

PROFIRE ENERGY, INC.
(Name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

321 South 1250 West, Suite 1
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
☑ Yes  ☐  No

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
☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold, as of the last business day of the our most recently completed second fiscal quarter was approximately $9,380,477.

As of June 19, 2012, the registrant had 45,000,000 shares of common stock, par value $0.001, issued and outstanding

Documents incorporated by reference:  None

PROFIRE ENERGY, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “Profire”, “we”, our” or “us” means Profire Energy, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objective, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered into, sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by their nature are dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

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

Principal Products and Services

We manufacture, install and service oilfield burner management systems and related products.  Our products and services aid oil and natural gas producers in the safe and efficient transportation, refinement and production of oil and natural gas.

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

Initially, our primary focus was on providing installation and maintenance services to service the products and systems of other manufacturers.  Management soon determined, however, that it would be in our best interest to also establish ourselves as a technology supplier.  Management also recognized the need to develop our own proprietary burner management systems to monitor and control combustion.  Our principal developmental goal in building our own system was to ensure that the system would meet or exceed the highest safety and quality standards in the industry and that the system would be functional and easily controlled by oilfield operators.

    With this goal in mind, we developed the Profire 1100 burner management system.  This system has become widely popular in Western Canada, with sales to such companies as Exxon-Mobil, Shell, ConocoPhillips, Devon Energy, Petro-Canada, Encana and many others.  This system has also been sold and installed in various parts of the world, including the United States, France, Italy, England, the Middle East, Australia, China and Brazil.

During our fourth fiscal quarter 2011, we introduced a new product, the Profire 2100.  The 2100 is a more powerful burner management system than the 1100.  It complies with CSA and UL ratings and has expandability and remote access and data logging.  It has more custom features than the 1100 and allows the end user much more flexibility in multiple field applications.

We believe our Profire 2100 and 1100 burner management systems offer certain advantages to other burner management systems on the market including that they:

•	meet or exceed all relevant codes and standards;
•	easily install with clearly marked component I/O;
•	have easily accessible and removable terminal connections;
•	rapidly shut down on flame-out;
•	use DC voltage spark ignition;
•	accommodate solar panel or TEG applications with a low-power design;
•	enable auto-relight or manual operation; and
•	include transient protected fail-safe circuits.

In addition to the Profire 2100 and 1100 burner management systems, we manufacture other systems and products for sale, including a burner management system specific to incinerator systems and other specialized applications with the use of expanded software cards and “fuel-trains” or “valve-trains” to accompany system installations.  These fuel-trains include piping, valves, controls, etc., relating to the process of safely providing fuel to burners, as well as having safety controllers to monitor operations.  We are also developing various products that will be introduced to the market over the next few years.  These may range from valve systems to igniters.  We recently introduced a patent pending firegate technology that also provides efficiency benefits to our clients. We continually assess market needs and look for opportunities to provide quality solutions to the oil and gas producing companies we serve.

Principal Markets and Distribution Methods

Initially we focused our sales efforts primarily in Western Canada.  Given our success in that market, we determined to expand our sales efforts to other markets, particularly the U.S. market.  Pursuant to our development strategy, we have purchased office and warehouse space in Lindon, Utah and we opened an office in Houston, Texas to serve our current and potential clients in that region.  At present, we believe the best ways to penetrate new markets is to retain well-established supply companies to represent Profire products and market them to their existing customers and to establish regional offices to support such activity  We hope to take advantage of those existing relationships to rapidly establish market share in new markets.  We are currently contacting product supply houses in various new markets to represent our products.  We have four in-house sales personnel in the U.S. market who are primarily responsible for creating and establishing these relationships.  In Canada, we have a well established reputation and we continue to utilize these relationships to sell our products directly to end users through our dedicated three-person sales staff.  Relationships also currently exist with three major non-exclusive authorized distributors in the U.S. and Brazil who continue to create awareness of our products and services.

Competition

Based on our experience, we believe most of the other companies in our industry are either small-sized service companies or product retailers who sell products but have no service department to support their products.  In the U.S. market we are beginning to see several companies that are marketing related and somewhat similar products.  They include SureFire, Platinum and ACL.  These competitors are limited regionally and tend to focus on areas close to their headquarters.  While we believe the price is a significant method of competition within our industry, we believe the most important competitive factors are performance and quality.  Profire has, and intends to continue to provide top quality high performance products.

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

Dependence upon Major Customers

During the fiscal years ended March 31, 2012, 2011 and 2010, the following customers accounted for more than 10% of our total revenues:

	Year ended March 31,
Customer	2012	2011	2010
Grit Industries/A-Fire Holdings Ltd.	16%	19%	26%
Heating Solutions International Inc.	22%	15%	19%
Guest Controls	12%	14%	23%

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

Patents, Trademarks and Other Intellectual Property

While we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright, as part of our ongoing research, development and manufacturing activities, we may, if we believe it will provide us a strategic or economic advantage, seek patents or other appropriate intellectual property rights and protections.  We recently applied for patent protection on our new firegate technology and we anticipate pursuing appropriate intellectual property protection as we recognize additional technological innovations.

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certification/rating for our combustion management systems before they are released to the market.  We have received the appropriate CSA and UL certifications for our burner management systems.

Effects of Existing or Probable Governmental Regulation on our Business

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

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems.  During the years ended March 31, 2012 and March 31, 2011 we spent $164,400 and $107,900, respectively, on research and development programs.  None of these research and development costs were borne by our customers pursuant to customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

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

Employees

As of June 19, 2012, we had 33 employees, all of which are full-time employees. We have 20 employees working out of our Edmonton, Alberta Canada office, 11 working out of our Lindon, Utah, U.S. office and two working in our Houston, Texas, U.S. office.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items with the Commission.  The public may read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may access these reports, proxy statements and information statements and other information regarding issuers that file electronically with the Commission at its internet website www.sec.gov.  We provide free access to our filings with the Commission, as soon as reasonably practicable after filing, on our Internet web site located at www.profireenergy.com. Information appearing on our website is not part of any report that we file with the Commission.

Item 1A.  Risk Factors

In addition to the risks discussed under the heading “Business” we are subject to the following risks.

Risks Relating to our Business

Our business and financial condition could be materially impacted if we lose the services of certain employees.  During the fiscal year we brought in additional employees and are working to cross train employees to lessen our dependence on any particular individual.  We believe this has decreased our dependence on any one individual.  We currently maintain key-man insurance on our CFO, Mr. Limpert but not on our other executive officers or employees. The policy on Mr. Limpert is a term policy with a two million dollar benefit to the Company.  Although it would not solve the potential problem of a loss of the services of any particular employee, we may seek key-man insurance on the other key individuals, and perhaps others, to help in the case of such an event.  The loss of the services of any of the executive officers identified in this report could have a materially detrimental impact on the Company.

If we are unable to attract and retain skilled employees that could impair our growth potential and profitability.  Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled employees.  Our ability to expand our operations is in part impacted by our ability to increase our labor force.  The demand for skilled oilfield employees is high and the supply is very limited.  A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both.  If either of these events were to occur, our capacity and profitability could be diminished, and our growth potential could be impaired.

The concentration of our customers in one region may impact our overall exposure to credit risk.  While we are beginning to realize success in our efforts to expand to new markets, the significant majority of our current customers are located in Western Canada.  This concentration of customers in one industry and one region may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.  We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

Our business has potential liability for litigation, personal injury and property damage claims assessments.  Our operations involve exposure to inherent risks, including explosions and fires.  If any of these events were to occur, it could result in liability for personal injury and property damage, pollution or other environmental hazards or loss of production.  Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used.  This litigation could result in large claims for damages. The frequency and severity of such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators.  These occurrences could have a material adverse effect on the Company.  We maintain what we believe is prudent insurance protection.  We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims and assessments that may arise.

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

If we are unable to expand into new markets our ability to grow our business and profitability as planned could be materially adversely effected.  We intend to continue to pursue our aggressive growth strategy for the foreseeable future.  Future operating results will depend largely upon our ability to expand to new markets and increase sales.  To support this growth, we have and will continue to expand our marketing expenditures, add new employees and open additional offices, as needed.  There can also be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

If we are unable to manage growth effectively our business, results of operations and financial condition could be materially adversely affected.  Our ability to successfully expand to new markets is dependent on a number of factors including:

•	our ability to market our products and services to new customers;
•	our ability to hire, train and assimilate new employees;
•	the adequacy of our financial resources; and
•	our ability to correctly identify and exploit new geographical markets and to successfully compete in those markets.

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

Risks Relating to our Stock

Liquidity of common stock. Our common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange.  Moreover, a significant percentage of the outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the Commission under the Securities Act.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

Our management has a substantial ownership interest in our common stock and the availability of our common stock to the investing public may be limited.  Our management owns approximately 79% of our outstanding common stock.  The availability of our common stock to the investing public may be limited to those shares not held by our executive officers, directors and their affiliates, which could negatively impact our trading prices and affect the ability of our minority stockholders to sell their shares.  Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Item 2. Properties

Our principal operational offices are located at Bay 12, 55 Alberta Avenue, Spruce Grove, Alberta, Canada where we own approximately 16,000 square feet of office and warehouse space.  We anticipate this facility will be suitable and adequate for our needs for the next twelve months.  If the need arose, however, we believe we could secure additional space on acceptable terms.

We also own approximately 9,500 square feet of executive office and warehouse space located at 321 South 1250 West, Suite 1, Lindon, Utah.  We anticipate this facility will be suitable and adequate for our needs for the next twelve to twenty four months.  If the need arose, however, we believe we could secure additional space on acceptable terms.

We lease approximately 1,250 square feet of office space located at 10900 Brittmore Park Drive, Suite C, Houston, Texas.  The term of the lease on this space is through January 31, 2014.  Our monthly rent is $1,463.  We anticipate this space will be suitable and adequate for our needs through the term of the lease.

Item 3. Legal Proceedings

           From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this annual report on Form 10-K management is not aware of any material pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PFIE.OB.”

The following table presents the high and low bid quotations for the fiscal years ended March 31, 2012 and March 31, 2011The published high and low bid quotations were furnished to us by OTC Markets Group, Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  In addition, these quotations do not represent actual transactions.

	BID PRICES
	HIGH	LOW
Fiscal year ended March 31, 2012

Fourth Quarter	$ 1.75	$ 0.67
Third Quarter	0.95	0.30
Second Quarter	0.80	0.28
First Quarter	$ 1.11	$0.275

Fiscal year ended March 31, 2011

Fourth Quarter	$ 0.46	$ 0.22
Third Quarter	0.25	0.10
Second Quarter	0.30	0.15
First Quarter	$ 0.35	$ 0.29

Holders

As of June 19, 2012, we had approximately 103 shareholders of record holding our 45,000,000 shares of outstanding common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks or other fiduciaries.

Dividends

We have not declared a cash dividend on any class of common equity in the last two fiscal years.  There are no restrictions on our ability to pay cash dividends, other than any state law that may be applicable.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.  Our board of directors does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for operations.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2012 we did not sell any securities.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2012 neither we, nor any affiliated purchasers, purchased any of our equity securities.

Item 6.  Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

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

Results of Operations

Comparison of the years ended March 31, 2012 and 2011.

Total Revenues

Our total revenues during the year ended March 31, 2012 increased 98% to $15,925,213 from $8,033,926 during the year ended March 31, 2011.  Increasing oil prices and general increased operational activity during fiscal 2012 and the stabilizing worldwide economy helped increase revenues significantly during that period.  The strong rebound in oil prices resulted in improved sales and increased production activity in oil and gas and continued through our entire fiscal year. We have worked to expand our operations by adding facilities in the United States. We expect to realize significant U.S. based revenues during the coming year and have started to see revenues in the US increase significantly.  During fiscal 2012, sales of goods increased 107% and the service revenue increased 24%.  During the year ended March 31, 2012, product sales accounted for 93% of total revenues and service sales accounted for 7% of total revenue.  During the year ended March 31, 2011 product sales accounted for 89% of total revenues and service sales accounting for 11% of total revenue.  As we continue to focus on the development of new products and expand sales of our existing products, we anticipate product sales will continue to account for the significant majority of our revenue.

During the fiscal year ended March 31, 2012 95% of total revenues were generated from products and services sold in Canada.  The remaining 5% of total revenue was generated from sales in the United States.  By comparison, during the fiscal year ended March 31, 2011, 100% of our total revenues were generated from Canadian sales.  As we continue our efforts to expand into U.S. markets, we anticipate the percentage of revenues from sales in the United States will continue to increase as a percentage of total revenues.

Cost of Goods Sold

Cost of goods sold during the year ended March 31, 2012 was $6,170,073 for product sales and $717,796 for services for a total cost of goods sold of $6,887,869 compared to $2,812,323 for product sales and $529,821 for services for a total cost of goods sold of $3,342,144 during the fiscal year ended March 31, 2011.  While total revenue increased 98%, cost of goods sold increased by 106%.  Our gross profit for 2012 was 57% of total revenues compared to 58% during fiscal 2011. Margins decreased slightly as cost of goods sold increased due to higher material costs during the reporting period. We anticipate that as product sales increase in the coming year cost of goods sold will also increase proportionately.  However, with anticipated volume discounts and improved efficiency that we believe should be realized in the future, we expect cost of goods sold, as a percentage of total revenues, will not be significantly higher in fiscal 2013.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2012 were $2,752,451, a 110% increase compared to the fiscal year ended March 31, 2011.  General and administrative expenses were 17% of total revenues in fiscal 2012 compared to 16% of total revenues in fiscal 2011. The increase can be attributed to the general increase in operational activity and the expansion into the U.S. market. We have made significant investment in our staff and its growth to expand markets as well as develop products.  Along with this growth is a sharpened focus on training clients and suppliers on combustion control and management.  We have retained additional support staff to manage this growth such as sales management, IT, operational management, quality control and shipping staff.  In addition to this, we also realized increases in several major components of general and administrative expenses including royalties of $768,647, professional fees of $584,660, stock option expense of $80,530 and bad debt expense of $89,876 during fiscal 2012.  By comparison, during fiscal 2011 we realized royalties of $396,250, professional fees of $337,400, stock option expense of $45,262 and bad debt expense of $7,377.  Royalties are paid as a percentage of sales and increase proportionate to sales. Professional fees include legal and accounting costs related to our public filings and investor relations fees.  The increase in professional fees was primarily due to additional investor relations fees of approximately $137,000 paid in 2012. Legal and accounting costs incurred during fiscal 2012 related to our public filings remained fairly constant. Stock options granted in 2011 are amortized over the expected term of five years.  Accordingly we anticipate a similar expense in 2013. Our bad debt expense increased as a factor of our increased sales and not due to any unusual credit risks.  As we continue to expand, we anticipate general and administrative expenses will also continue to grow in proportion.

Payroll Expense

Payroll expense during the fiscal year ended March 31, 2012 increased 81% to $1,757,855 compared to $969,966 during the fiscal year ended March 31, 2011.  Payroll expense increased as a result of hiring additional personnel, including a sales director and engineering personnel, in anticipation of expansion and growth in sales and the further development of the aforementioned 2100, firegate technology and several other contemplated technologies.  Payroll expense was 11% of total revenues in fiscal 2012 compared to 12% in fiscal 2011.  Included in payroll expense were executive management bonuses of $341,125 and $79,000 during 2012 and 2011, respectively. Management bonuses were determined subjectively as a reward for their efforts in our success.  We anticipate future management bonuses may similarly be awarded based upon the determination of the board of directors, or a compensation committee if one is established by the board of directors.  We expect payroll expense will increase in the upcoming fiscal year as we continue efforts to expand our sales force and associated support and logistical personnel in the U.S. market.

Depreciation Expense

Depreciation expense, not related to cost of sales, during fiscal 2012 was $159,421 or 118% higher than fiscal 2011. Depreciation expense increased in 2012 primarily due to the addition of the Lindon, Utah location and some production equipment as we expanded our capacity.  We do not anticipate major asset acquisitions during 2013 which would lead to increased depreciation expense.

Total Other Expense

During the fiscal year ended March 31, 2012 total other expense decreased 43% to $16,395 as a decrease in interest expense and an increase in rental income were only partially offset by a decrease in interest income during the year.  While we anticipate interest expense will continue to decrease, we do not expect to realize rental or significant interest income in upcoming quarters.  We do not expect total other expense to increase significantly in upcoming fiscal quarters.

Net Income Before Income Tax

Net income before income taxes during the 2012 fiscal year increased to $4,351,222 from $2,312,674 during fiscal 2011.  This 88% increase was primarily the result of the 93% increase in gross profit which was only partially offset by the 99% increase in total operating expense.

Income Tax Expense

Income tax expense increased from $686,211 during fiscal 2011 to $1,163,451 during fiscal 2012, a 70% increase.  We expect the tax rate to be close to the statutory rate in subsequent years.  We anticipate that as revenues grow, our income tax expense will also be higher.  We have exhausted our tax credits associated with the Canadian small business deductions from prior years, thus we expect taxes as a percentage of revenue to be higher than in prior periods in which we made a profit.  During 2011 we realized our first taxable income in the United States. Accordingly, we exhausted our net operating loss carryovers in the U.S. and accrued approximately $17,191 of income tax.  The balance of our income tax expense for 2012 was National and Provincial income taxes in Canada.  As revenue and profits from U.S. operations expand we expect our income tax expense obligations in the U.S. will increase accordingly.

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

During the year ended March 31, 2012, we recognized a foreign currency translation loss of $147,061 compared to foreign currency translation gain of $365,863 during the year ended March 31, 2011.  This loss was the result of a weakening of the Canadian dollar versus the US dollar in the reporting period.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $3,038,265 during the fiscal year ended March 31, 2012, compared to total comprehensive income of $1,988,246 during the fiscal year ended March 31, 2011.

Earnings Per Share

For the fiscal year ended March 31, 2012 we realized $0.07 per share on a basic and on  a fully diluted basis compared to $0.04 per share on a basic and on a fully diluted basis for the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

We have not required any financing during the past two fiscal years.  We have a $400,000 revolving credit line with a local banking institution that we also use from time to time to satisfy short-term fluctuations in cash flows, but we have not accessed this credit line during the past two fiscal years.  At March 31, 2012 we had $-0- outstanding on our line of credit.

As of March 31, 2012 we had total current assets of $8,143,468 and total assets of $10,125,758 including cash and cash equivalents of $1,914,877.  At March 31, 2012 total liabilities were $1,494,182, all of which were current liabilities.

During the fiscal years ended March 31, 2012 and 2011 cash was primarily used to fund expansion of our facilities.  See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2012	Year ended March 31, 2011
Net cash provided by (used in) operating activities	$1,604,135	$(213,916)
Net cash used in investing activities	$(1,487,628)	$(210,519)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$108,984	$182,064
NET INCREASE (DECREASE) IN CASH	$225,491	$(242,371)

Net cash provided by our operating activities during fiscal 2012 was $1,604,135.  As discussed above, during the fiscal year ended March 31, 2012 we realized a significant increase in net income which was partially offset by increases in our accounts receivable of $2,049,959 and in inventories of $703,223.  Our accounts receivable have increased due to increased sales. We have expanded our inventories to fulfill our expected sales demand. Our accounts payable and accrued income taxes have also increased as a result of the additional inventory purchases and our profitability. At March 31, 2012 we have working capital of $6,649,286.  We have no current capital commitments outside of general operations and do not anticipate any in the near future.

Net cash used in investing activities during fiscal 2012 was $1,487,628 as we built out and furnished our U.S. facilities.

As of March 31, 2012 we had cash of $1,914,877 compared to $1,689,386 as of March 31, 2011.  We believe that our cash reserves are sufficient to meet our operating needs for the next twelve months.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2012.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	1-3 years	3-5 years	More than 5 years

Office Lease	$32,175	$17,550	$14,625	$ -	$ -
Total	$32,175	$17,550	$14,625	$ -	$ -

(1)	For additional information regarding our office lease please see Note 8 - Commitments and Contingencies to the Notes to our Consolidated Financial Statements included with this report.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season.  As the majority of our operations are currently in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations.  We typically have our strongest revenue growth cycles in the non-winter months and into the third and fourth calendar quarters.  As we expand geographically we should experience a diversification of revenue sources so seasonality should be less of an issue in the future.  As we expand into Texas and recognize sales throughout the U.S. and in Brazil and other less seasonal climates, this seasonality effect should lessen over time.

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011 we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

We have evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

           As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

As of March 31, 2012 we conducted an assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and Commission rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2012 who communicated the matters to our management and board of directors.

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

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited resources available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART  III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth, as of June 19, 2012, our directors, nominees and executive officers, their ages, and all offices and positions held.  Directors are elected for a period of one year and thereafter serve until their successors are duly elected by the stockholders.  Officers and other employees serve at the will of the board of directors.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Brenton W. Hatch	61	Chief Executive Officer, President and Director	November 2008	October 2008

Harold Albert	49	Chief Operating Officer and Director	November 2008	October 2008

Andrew Limpert	42	Chief Financial Officer and Director	November 2007	November 2007

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

Andrew Limpert.  Mr. Limpert graduated from the University of Utah with a Bachelors of Science degree in Finance in 1994.  He earned a Masters of Business Administration with an emphasis in Finance from Westminster College in 1998.  Mr. Limpert joined The Flooring Zone, Inc. in November 2007.  From 1998 to 2008, Mr. Limpert was an investment advisor with Belsen Getty, LLC. providing wealth management direction and strategic and financial advice for several investment banks.  For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas.  In 2007 he became the chairman of the board of directors of Nine Mile Software Inc., a rebalancing and mutual fund trading software developer.  Nine Mile Software became an SEC registrant during 2008.  He resigned as Chairman of Nine Mile in April of 2011.  During the past five years Mr. Limpert has also served as a director and interim CEO of Ohr Pharmaceutical Inc., a New York based biotech incubator.  Ohr Pharmaceutical is also an SEC registrant. Mr. Limpert resigned as an officer and director of Ohr Pharmaceutical in April 2010.  Mr. Limpert is not, nor has he in the past five years been, a nominee or director of any registered investment company. We considered Mr. Limpert’s extensive investment experience and his related finance and educational background in concluding that he should serve on the Company’s board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the fiscal year the Commission issued an administrative order instituting cease-and-desist proceedings against Andrew Limpert, the Company’s CFO, for alleged violations of Section 17(a) of the Securities Act of 1933,  Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 204(a), 204A, 206(1), (2) and (4) of the Investment Advisers Act of 1940 and Rules 204-2(a), 204A-1 and 206(4)-7 promulgated thereunder sometime between 2005 and 2008 while Mr. Limpert was affiliated  with Belsen Getty, LLC.  Belsen Getty, which at the time was a registered investment adviser, and the firm’s majority owner were also named in the administrative order.   The principal allegations against Mr. Limpert are related to record keeping violations and failures to supervise and make adequate disclosure.  The violations alleged in the order are not related to Mr. Limpert’s involvement with Profire Energy.

The board of directors believes Mr. Limpert continues to be capable to serve as the Company’s CFO and on the Company’s board of directors.

Other than the foregoing, during the past ten years none of our executive officers, directors or persons nominated to become a director has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the fiscal year ended March 31, 2012 all filing requirements applicable to our officers, directors, greater than 10% stockholders or any other person subject to Section 16 of the Exchange Act were met on a timely basis.

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

A copy of our code of ethics was filed with the Commission as Exhibit 14.1 to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and may be viewed by accessing that report on the Commission’s website at www.sec.gov.  A copy of our code of ethics has also been posted on our website and may be viewed at www.profireenergy.com.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Profire Energy, Inc., Attn. Corporate Secretary, 321 South 1250 West, Suite 1, Lindon, Utah 84042.

Committees of the Board of Directors

The OTCBB does not require the Company to have an audit committee, a compensation committee or a corporate governance and nominating committee and the board does not currently have standing audit, compensation or corporate governance and nominating committees.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.  The full board of directors is responsible for selection, review and oversight of the Company’s independent registered public accounting firm; approval of all audit, review and attest services provided by the independent registered public accounting firm; the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent registered public accounting firm. Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not at this time have an “audit committee financial expert” as defined under the rules of the Commission.  The board believes that none of the current board members would qualify as an audit committee financial expert.

Our full board of directors also participates in the consideration of director nominees.  In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues.  The board will review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience.  To date we have not paid any fee to any third party to identify or evaluate, or to assist in identifying or evaluating, potential director candidates.

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

Procedures for Security Holders to Nominate Candidates to the Board of Directors

During the fiscal year, there were no changes made to the procedures by which shareholders may nominate candidates to our board of directors.  The full board of directors will consider all director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

•	a statement that the writer is a shareholder (providing evidence if the person’s shares are held in street name) and is proposing a candidate for consideration;
•	the name and contact information for the candidate;
•	a statement of the candidate’s business and educational experience;
•	information regarding the candidate’s qualifications to be a director, including but not limited to an evaluation of the factors which the board would consider in evaluating a candidate;
•	information regarding any relationship or understanding between the proposing shareholder and the candidate;
•	information regarding potential conflicts of interest; and
•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Item 11.  Executive Compensation

The following table summarizes the total compensation paid to the person serving as our principal executive officer and our two most highly compensated executive officers other than our principal executive officer.  These individuals are referred to herein as “named executive officers” or “NEOs.”  Other than as disclosed herein, none of our employees were paid in excess of $100,000 during the fiscal years ended March 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation(1) ($)	Total ($)

Brenton W. Hatch	2012	208,858	150,000	-0-	-0-	22,800	381,658
CEO and Director	2011	199,896	33,500	-0-	-0-	25,450	258,846

Andrew Limpert	2012	168,000	40,000	-0-	-0-	16,800	224,800
CFO and Director	2011	120,000	12,000	-0-	-0-	16,800	148,800

Harold Albert	2012	204,000	151,125	-0-	-0-	30,338	385,463
COO and Director	2011	204,000	33,500	-0-	-0-	30,046	267,546

(1)	For a breakdown of the compensation components included in “All Other Compensation” please see the “All Other Compensation” table below.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Vehicle Allowance, Fuel, Maintenance and Related Costs ($)	Cell Phone Expenses ($)	Medical Insurance Premiums ($)

Brenton W, Hatch	2012	12,000	-0-	10,800
	2011	9,600	3,850	12,000

Andrew Limpert	2012	9,600	-0-	7,200
	2011	9,600	-0-	7,200

Harold Albert	2011	24,853	-0-	5,484
	2011	18,474	-0-	11,572

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

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer.  Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions.  The employment agreements of Mr. Hatch, Mr. Albert and Mr. Limpert provide for a full-time monthly salary of $17,000 per month.  During fiscal 2012, Mr. Limpert was not employed by the Company on a full-time basis.  His salary was adjusted to reflect the amount of time dedicated to his employment with the Company.  The board did not approve salary increases for the upcoming fiscal year for any of the named executive officers.

Bonuses

We may also make cash awards to our named executive officers and employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  In the event this type of cash award is made, it is reflected in the “Summary Compensation Table” under a separate column entitled “Bonus.”  During the 2012 fiscal year, the board of directors, of its own discretion, awarded Christmas bonuses of $150,000 to Mr. Hatch, $151,125 to Mr. Albert and $40,000 to Mr. Limpert.  The bonuses were not awarded pursuant to any pre-established, performance-based criteria set by the compensation committee.  Rather, the bonuses were awarded in recognition of the efforts of the named executive officers to control costs and expenses and improve Company profitability, through revenue expansion, leadership and product innovation.  The Company was under no obligation to award the cash bonuses and is under no obligation to award future cash bonuses.

Employer Benefit Plans

At the current time, we do not provide any retirement, pension, or other benefit plans to our named executive officers; however, the board of directors may adopt plans as it deems reasonable under the circumstances.

Employment Agreements

We have entered into employment agreements with Mr. Hatch and Mr. Albert in November 2008, and with Mr. Limpert in January 2009.  The employment agreements provided for an initial employment term of three calendar years from the date of the agreements.  With the expiration of the initial term, the agreements are now self-renewing for additional one year periods for ten years unless terminated in accordance with the terms of the agreements.

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

DIRECTOR COMPENSATION

Each of our directors is also a named executive officer and employee of the Company.  All compensation earned by Mr. Hatch, Mr. Albert and Mr. Limpert was compensation for services rendered in their capacity as employees of the Company.  They received no compensation for serving on our board of directors during the 2012 or 2011 fiscal years.  For details regarding the compensation received by each of our directors please see the Summary Compensation Table on page 29 of this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 19, 2012 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 45,000,000 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Brenton W. Hatch(1)	15,750,000	35%
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common	Harold Albert(1)	15,750,000	35%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6

Common	Andrew Limpert(1)	3,888,085	9%
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common	Shelly Nichol & Timothy Paul Nichol	3,217,991	7%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6
All executive officers and directors as a group (3 persons)		35,388,085	79%
	TOTAL	38,606,076	86%

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

None.

Director Independence

The board has determined that none of the current directors would qualify as an independent director as that term is defined in the listing standards of the NYSE Amex as each of our current directors is also an executive officer of the Company.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Item 14.  Principal Accountant Fees and Services

Sadler, Gibb and Associates, LLC served as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2012 and Child, Van Wagoner & Bradshaw, PLLC served as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2011.  Sadler, Gibb and Associates, LLC, is expected to serve as the Company’s independent registered public accounting firm for the 2013 fiscal year.  Principal accounting fees for professional services rendered for us by Sadler, Gibb and Associates, LLC, and Child, Van Wagoner & Bradshaw, PLLC for the fiscal years ended March 31, 2012 and 2011, are summarized as follows:

	Fiscal 2012	Fiscal 2011

Audit	$40,000	$49,384
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-
Total	$40,000	$49,384

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

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

Report of Child, Van Wagoner & Bradshaw, PLLC, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2012 and 2011.

Consolidated Statements of Operations and Other Comprehensive Income for the years ended March 31, 2012 and 2011.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011.

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
(1)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 14, 2008.
(2)  Incorporated by reference to the Registration Statement of the Registrant on Form SB-2 filed with the Commission on September 24, 2004.
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

PROFIRE ENERGY, INC.

Date: June 28, 2012	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer and	June 28, 2012
Brenton W. Hatch	Chairman of the Board of Directors

/s/ Andrew Limpert	Chief Financial Officer and Director	June 28, 2012
Andrew Limpert

/s/ Harold Albert	Director	June 28, 2012
Harold Albert

PROFIRE ENERGY, INC.

AUDIT REPORTS OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2012 and 2011

PROFIRE ENERGY, INC.

SADLERGIBB
& ASSOCIATES, LLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Profire Energy, Inc.
Lindon, UT

We have audited the accompanying consolidated balance sheet of Profire Energy, Inc. ("the Company") and subsidiary as of March 31, 2012, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Profire Energy, Inc. as of March 31, 2011, were audited by other auditors whose report dated June 29, 2011, expressed an unqualified opinion on those statements.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. and subsidiary as of March 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT
June 21, 2012

office 801.528.9222
fax 801.528.9223

www.sadlergibb.com | 291 South 200 West, Farmington, UT 84025

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Profire Energy, Inc.
Lindon, Utah

We have audited the accompanying consolidated balance sheet of Profire Energy, Inc. (the Company) and subsidiary as of March 31, 2011, and the related consolidated statement of operations and other comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. and subsidiary as of March 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 29, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

F-2

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	March 31,	March 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$1,914,877	$1,689,386
Accounts receivable, net	4,236,240	2,294,780
Marketable securities-available for sale	840	3,306
Inventories	1,968,740	1,300,047
Deferred tax asset	12,569	-
Prepaid expenses	10,202	885

Total Current Assets	8,143,468	5,288,404

PROPERTY AND EQUIPMENT, net	1,982,290	710,460

TOTAL ASSETS	$10,125,758	$5,998,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$645,215	$206,582
Accrued liabilities	251,137	36,137
Income taxes payable	597,830	243,364

Total Current Liabilities	1,494,182	486,083

TOTAL LIABILITIES	1,494,182	486,083

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,000,000
shares issued and outstanding	45,000	45,000
Additional paid-in capital	74,343	(6,187)
Accumulated other comprehensive income	484,692	634,198
Retained earnings	8,027,541	4,839,770

Total Stockholders' Equity	8,631,576	5,512,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,125,758	$5,998,864

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended
	March 31,
	2012	2011
REVENUES
Sales of goods, net	$14,875,652	$7,186,734
Sales of services, net	1,049,561	847,192
Total Revenues	15,925,213	8,033,926

COST OF SALES
Cost of goods sold	6,170,073	2,812,323
Cost of goods sold-services	717,796	529,821
Total Cost of Goods Sold	6,887,869	3,342,144

GROSS PROFIT	9,037,344	4,691,782

OPERATING EXPENSES
General and administrative expenses	2,752,451	1,307,580
Payroll expenses	1,757,855	969,966
Depreciation expense	159,421	73,017

Total Operating Expenses	4,669,727	2,350,563

INCOME FROM OPERATIONS	4,367,617	2,341,219

OTHER INCOME (EXPENSE)
Interest expense	(20,370)	(32,272)
Rental income	3,600	-
Interest income	375	3,727

Total Other Income (Expense)	(16,395)	(28,545)

NET INCOME BEFORE INCOME TAXES	4,351,222	2,312,674

INCOME TAX EXPENSE	1,163,451	686,211

NET INCOME	$3,187,771	$1,626,463

UNREALIZED HOLDING GAIN (LOSS)
ON AVALIABLE FOR SALE SECURITIES	$(2,445)	$(4,080)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	(147,061)	365,863

TOTAL COMPREHENSIVE INCOME	$3,038,265	$1,988,246

BASIC EARNINGS PER SHARE	$0.07	$0.04

FULLY DILUTED EARNINGS PER SHARE	$0.07	$0.04

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,000,000	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,218,238	45,229,413

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2010	45,000,000	$45,000	$(51,449)	$272,415	$3,213,307	$3,479,273

Fair value of options vested	-	-	45,262	-	-	45,262

Unrealized holding gains on
available for sale securities	-	-	-	(4,080)	-	(4,080)

Foreign currency translation	-	-	-	365,863	-	365,863

Net Income for the year
ended March 31, 2011	-	-	-	-	1,626,463	1,626,463

Balance, March 31, 2011	45,000,000	45,000	(6,187)	634,198	4,839,770	5,512,781

Fair value of options vested	-	-	80,530	-	-	80,530

Unrealized holding gains on
available for sale securities	-	-	-	(2,445)	-	(2,445)

Foreign currency translation	-	-	-	(147,061)	-	(147,061)

Net Income for the year
ended March 31, 2012	-	-	-	-	3,187,771	3,187,771

Balance, March 31, 2012	45,000,000	$45,000	$74,343	$484,692	$8,027,541	$8,631,576

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES

Net Income	$3,187,771	$1,626,463
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	198,707	91,024
Bad debt expense	46,203	7,377
Stock options issued for services	80,530	45,262
Changes in operating assets and liabilities:
Changes in accounts receivable	(2,049,959)	(1,102,711)
Changes in inventories	(703,223)	(615,346)
Changes in prepaid expenses	(9,341)	156
Changes in accounts payable and accrued liabilities	498,981	(3,141)
Changes in income taxes payable	354,466	(263,000)

Net Cash Provided by (Used in) Operating Activities	1,604,135	(213,916)

INVESTING ACTIVITIES

Purchase of fixed assets	(1,487,628)	(210,519)

Net Cash Used in Investing Activities	(1,487,628)	(210,519)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	108,984	182,064

NET INCREASE (DECREASE) IN CASH	225,491	(242,371)
CASH AT BEGINNING OF YEAR	1,689,386	1,931,757

CASH AT END OF YEAR	$1,914,877	$1,689,386

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$20,370	$32,272
Income taxes	$703,622	$983,538

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

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

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 218,238 and 107,333 stock options included in the fully diluted earnings per share as of March 31, 2012 and 2011 respectively. Basic earnings per share for the years ended March 31, 2012 and 2011 are as follows:

	For the Years Ended March 31,
	2012	2011
Net income applicable to common shareholders	$3,187,771	$1,626,463
Weighted average shares outstanding	45,000,000	45,000,000
Basic earnings per share	$0.07	$0.04
Fully diluted earnings per share	$0.07	$0.04

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian Dollar (CAD). The financial statements of the Company were translated to U.S. Dollars (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 1.00274 and 1.0301 were used to convert the Company’s March 31, 2012 and 2011 balance sheets, respectively, and the statements of operations used weighted average rates of 1.0075 and 0.9836 for the years ended March 31, 2012 and 2011, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Comprehensive Income.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of March 31, 2012 and 2011, book balances totaled $1,914,877 and $1,689,386, respectively. These deposits were insured entirely by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $65,110 and $19,524 as of March 31, 2012 and 2011, respectively.

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

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory (Continued)

	March 31, 2012	March 31, 2011
Raw materials	$2,026,108	$1,347,749
Finished goods	-	-
Work in process	-	-
Subtotal	2,026,108	1,347,749
Reserve for Obsolescence	(57,368)	(47,702)
Total	$1, 968,740	$1,300,047

Revenue Recognition

The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $29,210 and $14,793 during the years ended March 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax are 27.6% and 29.7 percent for the years ended March 31, 2012 and 2011, respectively.

Research and Development

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development were $164,400 and $107,900 for the years ended March 31, 2012 and 2011 respectively.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $189,611 and $107,358 during the years ended March 31, 2012 and 2011, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Furniture and fixtures	5 Years
Machinery and equipment	5 Years
Buildings	25 Years
Vehicles	3 Years
Computers	3 Years

Property and equipment consisted of the following as of March 31, 2012 and 2011:

	2012	2011
Office Furniture and Equipment	$258,127	$158,202
Service and Shop Equipment	314,875	244,754
Vehicles	251,107	203,632
Land and Buildings	1,721,564	479,211
Total Property and Equipment	2,545,673	1,085,799
Accumulated Depreciation	(563,383)	(375,339)
Net Property and Equipment	$1,982,290	$710,460

Depreciation expense for the years ended March 31, 2012 and 2011 are as follows:

	Years Ended March 31,
	2012	2011
Cost of goods sold	$39,286	$18,007
General and administrative	159,421	73,017
Total	$198,707	$91,024

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company had the following $0.001 par value authorized stock:

Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

As of March 31, 2012 and 2011, the Company had issued 45,000,000 shares of common stock, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 4 – PROVISION FOR INCOME TAXES

Reconciliation of US Federal/Canadian Statutory Income Tax Rate to Effective Income Tax Rate:

	March 31, 2012	March 31, 2011
United States statutory income tax rate	35.0%	35.0%
Increase (decrease) in valuation allowance	(7.5)	(4.2)
Decrease in rate on income subject to Canadian income tax rates	-	(1.2)
Increase (decrease) in rate resulting from non-deductible expenses and deductible adjustments	0.1	0.1
	(7.4)	(5.3)
Effective income tax rate	27.6%	29.7%

Components of Income Tax Expense	March 31, 2012	March 31, 2011
Federal U.S. Income Taxes
-Current	$-	$-
-Deferred	17,791	-
Foreign (Canadian and Provincial) Income Taxes	1,176,020	686,211
State Income Taxes
-Current	-	-
-Deferred	(30,360)	-

Total Income Tax Expense	$1,163,451	$686,211

The following are temporary items:  non-deductible write-down of marketable securities, increase or decrease in rate resulting from depreciation and loss on equipment for book purposes in excess of depreciation for income tax purposes.  These temporary differences are insignificant, for 2012 and 2011.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2012 and 2011.

Net deferred tax assets arising from the warrant expense accrual as offset by the accelerated depreciation claimed by the Parent on its stand-alone tax returns is $12,569 as of March 31, 2012.

NOTE 5 – AVAILABLE FOR SALE SECURITIES

The following table sets forth the available for sale securities held by the Company as of March 31, 2012:

Company name	Symbol	Shares	Market value (USD) as of 3/31/12	Fair market value (USD)
Copper King Mining Corporation	CPRK	50,000	$ 0.000	$ -
Deep Blue Marine Inc.	DPBE	1,200,000	0.001	835
Total value of trading securities				$ 835

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 5 – AVAILABLE FOR SALE SECURITIES (CONTINUED)

The following table sets forth the available for sale securities held by the Company as of March 31, 2011:

Company name	Symbol	Shares	Market value (USD) as of 3/31/11	Fair market value (USD)
Copper King Mining Corporation	CPRK	50,000	$ 0.000	$ -
Deep Blue Marine Inc.	DPBE	1,200,000	0.003	3,306
Total value of trading securities				$ 3,306

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

Sales	2012	2011
Canada	$15,055,543	$8,033,926
United States	869,670	-
Total	$15,925,213	$8,033,926

Long –Lived Assets	2012	2011
Canada	$1,596,209	$674,372
United States	386,081	36,088
Total	$1,982,290	$710,460

NOTE 7 – COMMON STOCK PURCHASE OPTIONS

On October 28, 2009, the Company issued a total of 410,000 stock purchase options exercisable for the purchase of its common stock at $0.40 per share. The options were issued to key employees. The options vest 1/3 each year for 3 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of October 28, 2009: dividend yield of zero percent; expected volatility of 127%; risk-free interest rates of 1.35% and expected life of 3.0 years. The Company recognized $40,224 and $21,788 in expense for the fair value of the options vesting during 2012 and 2011, respectively.

On February 15, 2011, the Company issued a total of 600,000 stock purchase options exercisable for the purchase of its common stock at $0.30 per share. The options were issued to key employees. The options vest over 1/5 each year for 5 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of February 15, 2011: dividend yield of zero percent; expected volatility of 254%; risk-free interest rates of 2.02% and expected life of 2.5 years. The Company recognized $40,306 and $5,038 in expense for the fair value of the options vesting during 2012 and 2011, respectively.

A summary of the status of the Company’s stock option plans as of March 31, 2012 and 2011 and the changes during the period are presented below:

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 7 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

	2012	2011
Unexercised options, beginning of year	1,010,000	410,000
Stock options issued during the year	-	600,000
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	1,010,000	1,010,000

The following table summarizes information about the stock options as of March 31, 2012:

Outstanding Options
		Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value
$ 0.40	410,000	0.46	$ 0.40	$ 164,000
$ 0.75	600,000	3.88	0.30	180,000
	1,010,000	2.17	$ 0.34	$ 344,000

The following table summarizes information about the exercisable stock options as of March 31, 2012:

Exercisable Options
	Wtd. Avg.
	Remaining	Wtd. Avg.	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (years)	Price	Value
341,667	0.46	$ 0 .40	$ 136,667
134,400	3.88	0.30	40,320
476,067	2.17	$ 0.34	$ 176,987

The following table summarizes information about non-vested options as of the year ended March 31, 2012:

		Wtd. Avg.
		Grant Date
	Options	Fair Value
Non-vested at March 31, 2011	726,667	$ 0.34
Stock options issued during the year	-	-
Vested during the year ended March 31, 2011	(192,734)	0.40
Non-vested at March 31, 2012	533,933	$ 0.34

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Line of Credit

The Company has a $400,000 revolving credit line with a local banking institution that it uses from time to time to satisfy short-term fluctuations in cash flows. At March 31, 2012 and 2011 the Company had $-0- outstanding on the line of credit.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Lease

On February 12, 2012 the Company entered into a lease for office space in Houston, Texas. The lease term extends through January 31, 2014 at $1,463 per month.  Future lease obligations are as follows:

2013	$17,550
2014	14,625
Total	$32,175

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has no material events to report.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350