Form 10-Q
period 2012-06-30
PROFIRE ENERGY INC
filed 2012-08-13
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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
 Yes [  ]     No [X]

As of August 10, 2012 the registrant had 45,060,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	March 31,
	2012	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2,730,311	$1,914,877
Accounts receivable, net	3,654,935	4,236,240
Marketable securities-available for sale	817	840
Inventories	2,075,655	1,968,740
Deferred tax asset	12,569	12,569
Prepaid expenses	43,838	10,202

Total Current Assets	8,518,125	8,143,468

PROPERTY AND EQUIPMENT, net	2,038,337	1,982,290

TOTAL ASSETS	$10,556,462	$10,125,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$549,772	$645,215
Accrued liabilities	247,314	251,137
Income taxes payable	614,753	597,830

Total Current Liabilities	1,411,839	1,494,182

TOTAL LIABILITIES	1,411,839	1,494,182

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,060,000 and
45,000,000 shares issued and outstanding, respectively	45,060	45,000
Additional paid-in capital	184,415	74,343
Accumulated other comprehensive income	321,872	484,692
Retained earnings	8,593,276	8,027,541

Total Stockholders' Equity	9,144,623	8,631,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,556,462	$10,125,758

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended
	June 30,
	2012	2011
REVENUES
Sales of goods, net	$3,451,507	$2,408,280
Sales of services, net	225,766	275,444
Total Revenues	3,677,273	2,683,724

COST OF SALES
Cost of goods sold-products	1,327,716	776,069
Cost of goods sold-services	172,720	206,644
Total Cost of Goods Sold	1,500,436	982,713

GROSS PROFIT	2,176,837	1,701,011

OPERATING EXPENSES
General and administrative expenses	1,003,160	283,683
Payroll expenses	372,353	305,315
Depreciation expense	46,458	43,562

Total Operating Expenses	1,421,971	632,560

INCOME FROM OPERATIONS	754,866	1,068,451

OTHER INCOME (EXPENSE)
Interest expense	(1,252)	(3,617)
Rental income	-	3,600
Interest income	69	276

Total Other Income (Expense)	(1,183)	259

NET INCOME BEFORE INCOME TAXES	753,683	1,068,710

INCOME TAX EXPENSE	187,948	294,132

NET INCOME	$565,735	$774,578

UNREALIZED HOLDING GAIN ON AVALIABLE
FOR SALE SECURITIES	$-	$423
FOREIGN CURRENCY TRANSLATION GAIN	(162,820)	(39,733)

TOTAL COMPREHENSIVE INCOME	$402,915	$735,268

BASIC EARNINGS PER SHARE	$0.01	$0.02

FULLY DILUTED EARNINGS PER SHARE	$0.01	$0.02

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,030,989	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,128,972	45,255,250

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES

Net Income	$565,735	$774,578
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	52,143	43,562
Common stock issued for services	90,000	-
Bad debt expense	9,951	-
Stock options issued for services	20,133	20,132
Changes in operating assets and liabilities:
Changes in accounts receivable	472,239	(401,753)
Changes in inventories	(207,320)	(491,528)
Changes in prepaid expenses	(33,659)	887
Changes in accounts payable and accrued liabilities	(80,160)	98,313
Changes in income taxes payable	26,565	294,132

Net Cash Provided by Operating Activities	915,627	338,323

INVESTING ACTIVITIES

Purchase of fixed assets	(150,999)	(1,018,588)

Net Cash Used in Investing Activities	(150,999)	(1,018,588)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	50,806	(12,331)

NET INCREASE (DECREASE) IN CASH	815,434	(692,596)
CASH AT BEGINNING OF YEAR	1,914,877	1,689,386

CASH AT END OF YEAR	$2,730,311	$996,790

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$1,252	$3,617
Income taxes	$171,025	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2012 and March 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of June 30, 2012 and March 31, 2012, bank balances included $2,730,311 and $1,914,877, respectively, held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $73,898 and $65,110 as of June 30, 2012 and March 31, 2012, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.  As of June 30, 2012 and March 31, 2012 inventory consisted of the following:

	June 30, 2012	March 31, 2012
Raw materials	$2,131,761	$2,026,108
Work in progress	-	-
Finished goods	-	-
Reserve for obsolescence	(56,106)	(57,368)
Total	$2,075,655	$1,968,740

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2012 and March 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid.  Any income earned in the United States is subject to applicable state and federal tax rates in the United States.  The combined effective rates of income tax expense (benefit) are 28% and 28% for the three months ended June 30, 2012 and 2011, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 255,250 and -0- stock options included in the fully diluted earnings per share as of June 30, 2012 and 2011, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Three Months Ended June 30,
	2012	2011
Net income	$565,735	$774,578

Basic weighted average number of shares outstanding	45,030,989	45,000,000
Common stock equivalents	234,306	255,250
Fully diluted weighted average number of shares outstanding	45,128,972	45,255,250

Basic earnings per share	$0.01	$0.02
Fully diluted earnings per share	$0.01	$0.02

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.9755 and 1.00274 were used to convert the Company’s June 30, 2012 and March 31, 2012 balance sheets, respectively, and the statements of operations used weighted average rates of 0.9901 and 1.0329 for the three months ended June 30, 2012 and 2011, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2012 and March 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – COMMON STOCK

On May 14, 2012, the Company issued 60,000 shares of common stock for services at $1.50 per share, for an aggregate value of $90,000.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three months ended June 30, 2012 and 2011.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2012.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objective, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered into, sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Total Revenues

Total Revenues during the quarter ended June 30, 2012 increased 37% compared to the quarter ended June 30, 2011.  This significant increase is attributable to growth in both sales of goods.

Sales of Goods, Net

We realized a $1,043,227, or 43%, increase in sales of goods, net during the first fiscal quarter 2013, compared to the same fiscal quarter 2012.  This increase is attributable to the expansion of sales into the U.S. market. We have opened offices in Utah and Texas. Our U.S. sales for the three months ended June 30, 2012 were $804,776 compared to $-0- in 2011. We also had an increase in Canadian sales of $238,451. In general we feel product sales will continue to grow but at what pace is undetermined based on many variables including oil prices.

Sales of Services, Net

During the three months ended June 30, 2012 we also realized a $49,678, or 18% decrease in sales of services, net.  Sales of services decreased due to the unusually warm weather in Canada which reduced the need for repairs and maintenance of previously installed systems. We anticipate service revenues in our Utah and Texas office will begin to expand in upcoming quarter

Total Cost of Goods Sold

We realized a 53% increase in total cost of goods sold during the first quarter of fiscal 2013 as a result of a 71% increase in cost of goods for our products sold which was only partially offset by a 16% decrease in cost of goods sold for our services.  While total cost of goods sold increased 53%, as a percentage of total revenues, total cost of goods sold was 41% compared to 37% during the first fiscal quarter 2012.  This decrease in gross margin was realized due to several components that were on back order that needed to be rushed to fulfill orders and an increase in shipping and customs expenses.  A full time warehouse manager and sourcing employee has been added in the Utah location.  We believe that through volume purchasing and more detailed component sourcing, margins should improve slightly over time but should be expected to level off.

Cost of Goods Sold-Products

During the quarter ended June 30, 2012 cost of goods sold-products grew 71% as compared to the quarter ended June 30, 2011.  As a direct result of the growth in sales of goods, cost of goods sold increased.  For the near future, we expect cost of goods sold-products will roughly follow the same trend as sales of goods.  Our margins on product sales fluctuate based on a number of variables.  If sales continue to increase and we can realize greater economies of scale, we anticipate cost of goods sold-products as a percentage of sales of goods, net will decrease somewhat.  If we are unable to realize pricing discounts due to volume purchasing or if the cost of parts we use to build our products increases, our margins will fall.  Management will attempt to improve our margins when it is prudent for our long-term strategic advantage.

Cost of Goods Sold-Services

Cost of goods sold-services decreased 16% during the quarter ended June 30, 2012, compared to the comparable prior-year quarter.  Cost of goods sold related to services as a percentage of total service revenue varies as the type of service mix changes.  For example there are times when we provide preventative maintenance service or testing which results in lower margins from a contractual and travel expense perspective.  Contrastingly, when we perform multiple installs of valve trains, and airplates etc at static locations our margins improve accordingly.  We anticipate these fluctuations will normalize over time as the absolute number of service opportunities expand.

Gross Profit

As a result of increased total revenue, which was only partially offset by increased total costs of goods sold, gross profit increased from $1,701,011 during the quarter ended June 30, 2011 to $2,176,837 during the quarter ended June 30, 2012.

Total Operating Expenses

Our total operating expenses increased 125% during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  General and administrative expenses increased 254% during the quarter, payroll expenses increased 22% and depreciation expense increased 7%.

General and Administrative Expenses

During the three months ended June 30, 2012, general and administrative increased $719,477.  This increase was primarily due to increased professional fees of approximately $194,982 and the cost of expanding into the U.S. market. The cost to open the Texas office was approximately $76,735. Included in the professional fees was $90,000 for the value of shares issued to a consultant for prepaid servies, $47,000 of which has been recognized as of June 30, 2012. Our professional fees increased due our engaging several investor relations and public relations firms as we attempt to increase our visibility in the business community.  Going forward, we expect general and administrative expenses to normalize and be more consistent with prior quarters.

Payroll Expenses

We experienced a $67,038 increase in payroll expenses in the first fiscal quarter 2013.  We expect payroll expenses to remain higher quarter-on-quarter through the remainder of the year as we continue to expand our workforce through the hiring of talented employees.  There were several new hires during the quarter that caused the increase due to our opening of the office in Texas and adding multiple staff in Utah, including sales, warehouse and operational personnel.

Depreciation Expense

Depreciation expense increased $2,896 during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  This increase in depreciation expense is primarily due to the purchase of the Company’s expanded Lindon, Utah facility and to additional equipment necessary to expand our production capacity.

Total Other Income

During the three months ended June 30, 2012 we realized total other expense of $1,183 compared to total other income of $259 for the three months ended June 30, 2011.  This change from total other income to total other expense was principally attributable to decreases in rental income and interest income, which were not completely offset by a reduction in interest expense.  We do not expect to realize rental income in future periods.

Net Income Before Income Taxes

While we realized a 37% increase in total revenues we also realized a 53% increase in total cost of goods sold and a 125% increase in total operating expenses, which combined to result in a 30% decrease in net income before income taxes during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

Income Tax Expense

Because of the decrease in net income before income taxes discussed above, we recognized a 36% decrease in Income Tax Expense during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

Foreign Currency Translation Loss

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

During the quarter ended June 30, 2012, we recognized a foreign currency translation loss of $162,820 compared to a foreign currency translation loss of $39,722 during the quarter ended June 30, 2011.  These losses were the result of the strengthening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized total comprehensive income of $402,915 during the quarter ended June 30, 2012 compared to total comprehensive income of $735,268 during the quarter ended June 30, 2011.

Earnings Per Share

During the first fiscal quarter 2013 we realized earnings per share of $0.01 on a basic and fully diluted basis compared to earnings per share of $0.02 on a basic and diluted basis during the first fiscal quarter 2012.

Liquidity and Capital Resources

We have not required any financing during the past two fiscal years.  We have a $400,000 revolving credit line with a local banking institution that we may use from time to time to satisfy short-term fluctuations in cash flows.  At June 30, 2012 we had $-0- outstanding on our line of credit.

As of June 30, 2012 we had total current assets of $8,518,125 and total assets of $10,556,462 including cash and cash equivalents of $2,730,311.  At June 30, 2012 total liabilities were $1,411,839, all of which were current liabilities.

During the quarters ended June 30, 2012 and 2011 cash was primarily used to fund operations and expansion of our facilities.  See below for additional discussion and analysis of cash flow.

	Three Months ended June 30, 2012	Three Months ended June 30, 2011
Net cash provided by operating activities	$915,627	$338,323
Net cash used in investing activities	$(150,999)	$(1,018,588)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$50,806	$(12,331)
NET INCREASE (DECREASE) IN CASH	$815,434	$(692,596)

Net cash provided by our operating activities was $915,627.  As discussed above, during the quarter June 30, 2012 we realized a decrease in net income.  We also increased cash due to a reduction of our accounts receivable by $472,239 or 14%. These increases in cash provided by operating activities were only partially offset by a 329% increase in prepaid expenses and a 5% increase in inventory.  Inventory grew during the quarter as we had the opportunity to acquire inventory at favorable rates as we buy in scale.  This may ebb and flow from quarter to quarter as we forecast future demand.  Accounts receivable were lower due to our decreased sales in the prior quarter combined with increased efforts to collect accounts receivable. If needed we believe our accounts receivable could be factored provide cash flow, but to date this has not been necessary.

During the quarter ended June 30, 2012 net cash used in investing activities was $867,589 lower compared to the quarter ended June 30, 2011.  This reduction in cash used in investing activities is largely attributable to the acquisitions of additional space at our facilities in Spruce Grove, Alberta, Canada and Lindon, Utah, USA during the quarter ended June 30, 2011.  During the quarter ended June 30, 2012 cash used in investing activities was largely used to fund our expansion into Texas, which included expenses related to establishing the office and warehouse and training the staff.  Unlike our Spruce Grove and Lindon facilities, which we own, our Houston office space is leased, as reflected in the Summary of Material Contractual Commitments table below.

Because net cash provided by operating activities increased significantly and net cash used in investing activities decreased significantly during the first fiscal 2013 compared to the first fiscal quarter 2012, we realized an $815,434 increase in cash and cash equivalents.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2012.

		Payments Due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Office Lease	$32,175	$17,550	$14,625	$ -	$ -
Total	$32,175	$17,550	$14,625	$ -	$ -

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season.  Currently as the majority of our operations are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations.  We typically have our strongest revenue growth cycles in the non-winter months.  As we expand into the United States and additional international markets we anticipate this effect to diminish. The quarter ended June 30 is historically our slowest quarter with the quarter ended December 31 being our busiest.

Off-Balance Sheet Arrangements

As of June 30, 2012 we had no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements for the periods covered in this quarterly report on Form 10-Q, who communicated the matters to our management and board of directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2012, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012 we issued 60,000 shares of restricted common stock to an investment banking firm for investor relations and investment banking services provided to the Company during our first and second fiscal quarters.  The shares were valued at $1.50, which was the closing market price of our shares on the date of our agreement with the investment banking firm.  The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter, Andrew Limpert, our Chief Financial Officer and a director, entered into a settlement agreement with the Commission in connection with the administrative proceedings commenced by the Commission against Mr. Limpert and others in 2011 for alleged events occurring between 2004 and 2008.  After a comprehensive investigation and full cooperation with the Commission, Mr. Limpert, based on the advice of his private SEC counsel, believed the settlement was in his best interest under the circumstances.  While not admitting to or denying the commission’s findings, Mr. Limpert consented to disgorgement, penalties and interest totaling $112,957.  The penalties assessed were within the lowest tier statutorily allowed.  Mr. Limpert also agreed not to engage in violations of U.S. securities laws and to be barred from certain specific activities such as association or employment with any broker, dealer, investment adviser, investment company, etc., and from participating in an offering of penny stock as a collateral bar.  The settlement agreement does not prohibit Mr. Limpert from reapplying for licensure for any of the above, subject to compliance with the terms and conditions set out therein.  None of the violations alleged against Mr. Limpert related to his involvement with the Company.  The board of directors believes Mr. Limpert continues to be capable to serve as our CFO and on our board of directors, is an asset to the our ongoing development and sees the aforementioned as a unrelated incident.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith
** To be filed by amendment

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 13, 2012	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 13, 2012	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer