Form 10-Q/A
period 2012-06-30
PROFIRE ENERGY INC
filed 2012-08-24
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

PROFIRE ENERGY, INC.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 originally filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensive Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	These exhibits were previously included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 13, 2012.Filed herewith
**	Furnished herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 24, 2012	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 24, 2012	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer

3