Form 10-Q
period 2012-09-30
PROFIRE ENERGY INC
filed 2012-11-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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
 Yes [  ]     No [X]

As of November 9, 2012 the registrant had 45,155,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and March 31, 2012	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Unaudited) for the three and six month periods ended September 30, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2012 and 2011	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure about Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities	21

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	24

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	March 31,
	2012	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2,647,608	$1,914,877
Accounts receivable, net	4,128,541	4,236,240
Marketable securities-available for sale	873	840
Inventories	3,454,457	1,968,740
Deferred tax asset	12,569	12,569
Prepaid expenses	134,299	10,202

Total Current Assets	10,378,347	8,143,468

PROPERTY AND EQUIPMENT, net	2,152,645	1,982,290

TOTAL ASSETS	$12,530,992	$10,125,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,671,118	$645,215
Accrued liabilities	125,677	251,137
Income taxes payable	376,484	597,830

Total Current Liabilities	2,173,279	1,494,182

TOTAL LIABILITIES	2,173,279	1,494,182

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,155,000 and
45,000,000 shares issued and outstanding, respectively	45,155	45,000
Additional paid-in capital	369,842	74,343
Accumulated other comprehensive income	704,310	484,692
Retained earnings	9,238,406	8,027,541

Total Stockholders' Equity	10,357,713	8,631,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,530,992	$10,125,758

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Sales of goods, net	$4,096,452	$4,275,276	$7,547,959	$6,683,556
Sales of services, net	283,141	247,245	508,907	522,689
Total Revenues	4,379,593	4,522,521	8,056,866	7,206,245

COST OF SALES
Cost of goods sold-products	1,950,355	1,597,356	3,278,071	2,373,425
Cost of goods sold-services	211,312	178,299	384,032	384,943
Total Cost of Goods Sold	2,161,667	1,775,655	3,662,103	2,758,368

GROSS PROFIT	2,217,926	2,746,866	4,394,763	4,447,877

OPERATING EXPENSES
General and administrative expenses	903,225	702,104	1,906,385	985,787
Payroll expenses	329,302	349,905	701,655	655,220
Depreciation expense	64,468	43,152	110,926	86,714

Total Operating Expenses	1,296,995	1,095,161	2,718,966	1,727,721

INCOME FROM OPERATIONS	920,931	1,651,705	1,675,797	2,720,156

OTHER INCOME (EXPENSE)
Interest expense	(7,426)	(5,179)	(8,678)	(8,796)
Rental income	-	-	-	3,600
Interest income	8,246	49	8,315	325

Total Other Income (Expense)	820	(5,130)	(363)	(4,871)

NET INCOME BEFORE INCOME TAXES	921,751	1,646,575	1,675,434	2,715,285

INCOME TAX EXPENSE	276,621	460,917	464,569	755,049

NET INCOME	$645,130	$1,185,658	$1,210,865	$1,960,236

UNREALIZED HOLDING GAIN (LOSS)
ON AVALIABLE FOR SALE SECURITIES	$-	$(2,823)	$-	$(2,400)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	382,438	(404,083)	219,618	(443,816)

TOTAL COMPREHENSIVE INCOME	$1,027,568	$778,752	$1,430,483	$1,514,020

BASIC EARNINGS PER SHARE	$0.01	$0.03	$0.03	$0.04

FULLY DILUTED EARNINGS PER SHARE	$0.01	$0.03	$0.03	$0.04

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,078,587	45,000,000	45,054,918	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,460,439	45,173,247	45,436,770	45,173,247

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES

Net Income	$1,210,865	$1,960,236
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	110,245	86,714
Common stock issued for services	208,750	-
Bad debt expense	9,958	-
Stock options issued for services	86,904	40,263
Changes in operating assets and liabilities:
Changes in accounts receivable	449,996	(2,233,953)
Changes in inventories	(1,451,619)	(130,794)
Changes in prepaid expenses	(13,143)	-
Changes in accounts payable and accrued liabilities	(204,025)	209,961
Changes in income taxes payable	(179,045)	330,989

Net Cash Provided by Operating Activities	228,886	263,416

INVESTING ACTIVITIES

Purchase of fixed assets	(258,233)	(1,000,053)

Net Cash Used in Investing Activities	(258,233)	(1,000,053)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	762,078	(205,479)

NET INCREASE (DECREASE) IN CASH	732,731	(942,116)
CASH AT BEGINNING OF PERIOD	1,914,877	1,689,386

CASH AT END OF PERIOD	$2,647,608	$747,270

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$8,678	$8,796
Income taxes	$685,915	$405,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2012 and March 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of September 30, 2012 and March 31, 2012, bank balances included $2,647,608 and $1,914,877, respectively, held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $95,820 and $65,110 as of September 30, 2012 and March 31, 2012, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.  As of September 30, 2012 and March 31, 2011 inventory consisted of the following:

	September 30, 2012	March 31, 2012
Raw materials	$3,512,457	$2,026,108
Work in progress	-	-
Finished goods	-	-
Reserve for obsolescence	(58,000)	(57,368)
Total	$3,454,457	$1,968,740

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2012 and March 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid.  Any income earned in the United States is subject to applicable state and federal tax rates in the United States.  The combined effective rates of income tax expense (benefit) are 28% and 28% for the three months ended September 30, 2012 and 2011, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 530,000 and 273,334 stock options included in the fully diluted earnings per share as of September 30, 2012 and 2011, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Six Months Ended September 30,
	2012	2011
Net income	$1,210,865	$1,960,236

Basic weighted average number of shares outstanding	45,054,918	45,000,000
Common stock equivalents	381,852	173,247
Fully diluted weighted average number of shares outstanding	45,436,770	45,173,247

Basic earnings per share	$0.03	$0.04
Fully diluted earnings per share	$0.03	$0.04

Foreign Currency and Comprehensive Income
The Company’s functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.0164 and 1.00274 were used to convert the Company’s September 30, 2012 and March 31, 2012 balance sheets, respectively, and the statements of operations used weighted average rates of 1.0042 and 1.02760 for the six months ended September 30, 2012 and 2011, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2012 and March 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – EQUITY TRANSACTIONS

On May 14, 2012, the Company issued 60,000 shares of common stock for services at $1.50 per share, for an aggregate value of $90,000.

On September 12, 2012, the Company issued 95,000 shares of common stock for services at $1.25 per share, for an aggregate value of $118,750.

On September 27, 2012, the Company granted stock options to purchase an aggregate of 820,000 shares of Company common stock to 29 Company employees, consultants and advisors.  The options were granted pursuant to the Profire Energy, Inc. 2010 Equity Incentive Plan.  The options have an exercise price of $1.25.  The options vest in equal amounts over a period of five years, with the first portion vesting on the one-year anniversary of the date of grant.  Vesting is contingent upon continued employment with the Company.  The options expire six years from the date of grant. The Company used the above assumptions in their calculation of the fair value of these grants using the Black-Scholes option pricing model and recognized an expense for the six months ended September 30, 2012 of $51,668.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition andResults of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month and six month periods ended September 30, 2012 and 2011.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2012.

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

Overview

We are an oilfield technology company specializing in burner management systems.  In the oil and natural gas industry, various applications (e.g. tanks, line heaters, separators, dehydrators, amine reboilers, etc.) are used in the production and transportation of oil and natural gas. These applications require heat, which is used to facilitate the proper function of the application. To provide that heat, a burner is used within the application. Our primary products monitor and manage this burner.

A burner management system monitors the burner, reignites it automatically when needed, and can even manage the temperature set-points (which can be set by the user). In this way, a burner management system allows for more efficient burner operation and re-ignition, improved safety, and improved compliance with regulatory bodies.  Without a burner management system, burners must be monitored and reignited manually, which is both inefficient and dangerous.

To ensure the proper installation and servicing of our products, we also employ skilled combustion technicians to help install and service our products.

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Total Revenues

Total revenues during the quarter ended September 30, 2012 decreased 3% compared to the quarter ended September 30, 2011.  This decrease was principally attributable to reduced product sales as our sales managers spent time training new sales employees and developing distribution partners, which was only partially offset by increased service sales.

Sales of Goods, Net

We realized a $178,824, or 4%, decrease in sales of goods, net during the second fiscal quarter 2013 compared to the same fiscal quarter 2012.  During the second fiscal quarter 2013 our management, particularly our sales managers spent a significant amount of time on training new sales employees and the development of distribution partners.  This focus on developing new revenue sources reduced the time our sales managers could expend in selling efforts, but we believe any reduction in revenue will be recaptured in future quarters.  Since the second fiscal quarter 2012 we have opened offices in Utah and Texas. Our U.S. sales for the three months ended September 30, 2012 were $1,154,970 compared to $-0- during the three months ended September 30, 2011. We also had an offsetting decrease in Canadian sales of $1,624,846 as a result of our sales VP, who is located in Canada, being the person most directly focused on employee and distributor development.  We feel this will normalize in the future to historical growth rates.

Sales of Services, Net

During the three months ended September 30, 2012 we realized a $35,896, or 15% increase in sales of services, net.  The majority of our service revenue comes from our Canadian operations.  We are beginning to experience increasing service revenues as a result of our expansion in the U.S.  We anticipate service revenues in our Utah and Texas offices will begin to expand in upcoming quarters. As the sales team proactively looks for equipment sales the opportunity to discuss services related sales also increases.

Total Cost of Goods Sold

We realized a 22% increase in total cost of goods sold during the second fiscal quarter 2013 as a result of a 22% increase in cost of goods for our products sold and a 19% increase in cost of goods sold for our services.  As a percentage of total revenues, total cost of goods sold increased to 49% during the second fiscal quarter 2013 compared to 39% during the second fiscal quarter 2012.  This decrease in gross margin was realized due to several components that were on back order that needed to be rush shipped to fulfill orders and an increase in shipping and customs expenses.  Since the second fiscal quarter 2012 a full-time warehouse manager and sourcing/purchasing employee have been added in the Utah location which also contributed to increased costs.

Cost of Goods Sold-Products

During the quarter ended September 30, 2012 cost of goods sold-products grew 22% as compared to the quarter ended September 30, 2011.  Significant factors contributing to this increase were the hiring of a full-time warehouse manager and a sourcing/purchasing employee and increased shipping and customs expenses because of the need to rush ship several back ordered components needed to fulfill orders.  We are working to refine our purchasing and forecasting processes which we hope will help to reduce some of the variability in cost of goods sold for products in future periods.  For the near future we expect cost of goods sold-products will roughly follow the same trend as sales of goods.  Our margins on product sales fluctuate based on a number of variables, but we believe that through volume purchasing and more detailed component sourcing, margins may improve slightly over time, but should be expected to level off. We will attempt to improve our margins when it is prudent for our long-term strategic advantage.

Cost of Goods Sold-Services

Cost of goods sold-services increased 19% during the quarter ended September 30, 2012 compared to the comparable prior-year quarter.  Cost of goods sold related to services as a percentage of total service revenue varies as the type of service mix changes.  For example, there are times when we provide preventative maintenance service or testing which results in lower margins from a contractual and travel expense perspective.  Contrastingly, when we perform multiple installs of valve trains and airplates, etc. at static locations our margins improve accordingly.  We anticipate these fluctuations will normalize over time as the absolute number of service opportunities expand.

Gross Profit

As a result of decreased total revenue and increased total cost of goods sold, gross profit decreased from $2,746,866 during the quarter ended September 30, 2011 to $2,217,926 during the quarter ended September 30, 2012.

Total Operating Expenses

Our total operating expenses increased 18% during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  General and administrative expenses increased 29% during the quarter, payroll expenses decreased 6% and depreciation expense increased 49%.

General and Administrative Expenses

During the three months ended September 30, 2012 general and administrative expenses increased by $201,121.  This increase was primarily due to increased professional fees and the hiring of additional personnel. Included in the professional fees was $118,750 for the value of shares issued to a consultant for services. Our professional fees increased due our engaging several investor relations and public relations firms as we attempt to increase our visibility in the business community.  Going forward, we expect general and administrative expenses to increase at a rate consistent with historical levels as operations continue to expand.

Payroll Expenses

We experienced a $20,603 decrease in payroll expenses in the second fiscal quarter 2013.  This decrease was the result of fluctuations in employee levels during the second fiscal quarter 2013 which we do not expect to recur in the future. We anticipate payroll expenses will be higher quarter-on-quarter through the remainder of the year as we continue to expand our workforce through the hiring of talented employees.  There were several new hires during the quarter that caused the increase due to our opening of the office in Texas and adding multiple staff in Utah, including sales, warehouse and operational personnel.

Depreciation Expense

Depreciation expense increased $21,316 during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.  This increase in depreciation expense is primarily due to the purchase of the Company’s expanded Lindon, Utah facility and to additional equipment necessary to expand our production capacity.

Total Other Expense

During the three months ended September 30, 2012 we realized total other income of $820 compared to total other expense of $5,130 for the three months ended September 30, 2011.  During the quarter ended September 30, 2012, we realized interest expense of $7,426, which was completely offset by interest income of $8,246.  By comparison, during the quarter ended September 30, 2012, we realized interest expense of $5,179 and interest income of $49.

Net Income Before Income Taxes

While we realized a 3% decrease in total revenues we also realized a 22% increase in total cost of goods sold and an 18% increase in total operating expenses, which combined to result in a 44% decrease in net income before income taxes during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.

Income Tax Expense

Because of the decrease in net income before income taxes discussed above, we recognized income tax expense of $276,621 during the three months ended September 30, 2012 compared to an income tax expense of $460,917 during the three months ended September 30, 2011.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

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

During the quarter ended September 30, 2012 we recognized a foreign currency translation gain of $382,438.  By comparison, during the quarter ended September 30, 2011 we recognized a foreign currency translation loss of $404,083.  The gain during the quarter ended September 30, 2012 was the result of the weakening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $1,027,568 during the quarter ended September 30, 2012 compared to total comprehensive income of $778,752 during the quarter ended September 30, 2011.

Comparison of the six months ended September 30, 2012 and 2011

Total Revenues

Total revenues during the six months ended September 30, 2012 increased 12% compared to the six months ended September 30, 2011.  This increase is attributable to growth in sales of goods, net, which was partially offset by a 3% decrease in sales of services, net.

Sales of Goods, Net

We realized a $864,403, or 13%, increase in sales of goods, net during the first six months of fiscal 2013 compared to the same fiscal period 2012.  This increase is attributable to the fact that we now have a dedicated sales staff, whereas a year ago we had a limited full-time sales presence.  Further the dedicated sales staff of eight people is expanding its focus to all regions of the U.S. and continuing to develop our historical Canadian markets and therefore diversifying revenue sources.  Several new customers have started purchasing systems this fiscal year and we recently entered into distribution agreements for our products with Cameron International and Glytech Industries.  It is difficult to forecast the impact of these new relationships, but in general we feel product sales will continue to grow but at what pace is undetermined based on many variables.

Sales of Services, Net

During the six months ended September 30, 2012 we also realized a $13,782 or 3% decrease in sales of services, net.  Sales of services, net decreased due to reduced focus on service sales as we have focused our efforts on expanding U.S. product sales during the second fiscal quarter 2013.  In the future we anticipate our sales team will be more proactive in looking for opportunities to sale our services.  We anticipate as product sales increase so will service sales.

Total Cost of Goods Sold

We realized a 33% increase in total cost of goods sold during the first two fiscal quarters of 2013 as a result of a 38% increase in cost of goods sold-products.  As a percentage of total revenue, total cost of goods sold rose to 45% during the six months ended September 30, 2012 compared to 38% during the comparable six-month period of the prior fiscal year.  We feel that in the future our margins will approach historical levels and perhaps even improve.

Cost of Goods Sold-Products

During the six months ended September 30, 2012 cost of goods sold-products increased 38% as compared to the six months ended September 30, 2011.  As a direct result of the growth in sales of goods, cost of goods sold-products increased.  As discussed above, this increase in the cost of products sold was recognized as a result of our realizing higher shipping and customs expenses to obtain necessary parts to fulfill orders.  We are continuing our efforts to address some of these issues, including the hiring of a dedicated purchasing manager.  Our margins on product sales fluctuate based on a number of variables, but we believe that through volume purchasing and more detailed component sourcing, margins may improve slightly over time, but should be expected to level off.

Cost of Goods Sold-Services

Cost of goods sold-services were nearly unchanged during the first two fiscal quarters of 2013 compared to the comparable prior-year period.

Gross Profit

As a result of increased total revenue being more than offset by the increase in total cost of goods sold, gross profit decreased from $4,447,877 during the six months ended September 30, 2011 to $4,394,763 during the six months ended September 30, 2012.

Total Operating Expenses

Our total operating expenses increased 57% during the six months ended September 30, 2012 compared to the six months ended September 30, 2011.  General and administrative expenses increased 93%, payroll expenses increased 7% and depreciation expense increased 28%.  These increases are a function of the investments the Company is making in its future development.

General and Administrative Expenses

During the six months ended September 30, 2012 general and administrative expenses increased by $920,598.  This increase is the result of increased operational and growth activities, primarily the hiring and training of multiple new employees, costs associated with the build-out of our sites, equipment for testing and enhanced quality control of our systems, and increased investor relations and public relations related expenses.  While management is mindful to maintain control over general and administrative expenses, we do not expect to see a trend of lower general and administrative expenses.  Rather, we believe as operations continue to expand our general and administrative expenses will continue to increase.

Payroll Expenses

We experienced a $46,435 increase in payroll expenses during the first two fiscal quarters of 2013.  We expect payroll expenses to remain higher quarter-on-quarter through the remainder of the year as we continue to expand our workforce through the hiring of talented employees.  There were multiple new hires during the first six months of fiscal 2013 that caused the increase.

Depreciation Expense

Depreciation expense increased from $86,714 during the six months ended September 30, 2011 to $110,926 the six months ended September 30, 2012.  This increase in depreciation expense is primarily due to the purchase of the Company’s expanded Lindon, Utah facility as well as the Edmonton expansion and the associated increase in depreciation with these fixed assets.

Total Other Expense

For the six month period ended September 30, 2012 total other expense decreased 93% compared to the six month period ended September 30, 2011.  The decrease in total other expense is attributable to a $7,990 increase in interest income and a $118 decrease in interest expense which were only partially offset by a decrease of $3,600 in rental income from the 2012 period. We do not expect to have further rental income in the future as the tenant has left the premises and we are now using the space.

Net Income Before Income Taxes

Because increases in total costs of goods sold and total operating expenses more than offset the increased revenue we realized during the six months ended September 30, 2012 our net income before income taxes was 38% lower during the first six months of fiscal 2013 than during the first six months of fiscal 2012.

Income Tax Expense

Because of the decrease in net income before income taxes discussed above, we recognized income tax expense of $464,569 during the six months ended September 30, 2012 compared to an income tax expense of $755,049 during the six months ended September 30, 2011.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

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

During the six month period ended September 30, 2012 our foreign currency translation gain was $219,618.  By comparison, during the six month period ended September 30, 2011 we recognized a foreign currency translation loss of $443,816.  This change from a foreign currency translation loss to a foreign currency translation gain was the result of the weakening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $1,430,483 during the six months ended September 30, 2012 compared to total comprehensive income of $1,514,020 during the six months ended September 30, 2011.

Liquidity and Capital Resources

We have not required any financing during the past two fiscal years.  We have a $400,000 revolving credit line with a local banking institution that we have used from time to time to satisfy short-term fluctuations in cash flows.  At September 30, 2012 we had $-0- outstanding on our line of credit.

As of September 30, 2012 we had total current assets of $10,378,347 and total assets of $12,530,992 including cash and cash equivalents of $2,647,608.  At September 30, 2012 total liabilities were $2,173,279, all of which were current liabilities.

During the six months ended September 30, 2012 and 2011 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Six Months ended September 30, 2012	Six Months ended September 30, 2011
Net cash provided by operating activities	$228,886	$263,416
Net cash used in investing activities	$(258,233)	$(1,000,053)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$762,078	$(205,479)
NET INCREASE (DECREASE) IN CASH	$732,731	$(942,116)

Net cash provided by our operating activities was $228,886.  As discussed above, during the six months ended September 30, 2012 we realized a decrease in net income.  We also increased cash due to a reduction of our accounts receivable by $449,996 or 11%.  These increases in cash provided by operating activities were only partially offset by a 74% increase in inventory.  Inventory grew during the six months ended September 30, 2012 based on our forecasts for product demand in the next few quarters.  This may ebb and flow from quarter to quarter as we forecast future demand.  Accounts receivable were lower due to our decreased sales in the most recent quarter combined with increased efforts to collect accounts receivable.  If needed we believe our accounts receivable could be factored provide cash flow, but to date this has not been necessary.

During the six months ended September 30, 2012 net cash used in investing activities was $258,233 lower compared to the six months ended September 30, 2011.  This reduction in cash used in investing activities is largely attributable to the acquisitions of additional space at our facilities in Spruce Grove, Alberta, Canada and Lindon, Utah, USA during the six months ended September 30, 2011.  During the six-month period ended September 30, 2012 cash used in investing activities was largely used to fund our expansion into Texas, which included expenses related to establishing the office and warehouse and training the staff.  Unlike our Spruce Grove and Lindon facilities, which we own, our Houston office space is leased, as reflected in the Summary of Material Contractual Commitments table below.

As a result of the significant decrease in net cash used in investing activities and the weakening of the U.S. dollar, we realized a $732,731 net increase in cash during the first six months of fiscal 2013 compared to the first six months of fiscal 2012.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2012.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	1-3 years	3-5 years	More than 5 years

Office Lease	$32,175	$17,550	$14,625	$ -	$ -
Total	$32,175	$17,550	$14,625	$ -	$ -

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

Activity of our customers will sometimes be affected by weather and season.  Currently as the majority of our operations currently are in western Canada, sales may slow due to winter conditions that may hamper the ability of our customers to build out new locations or maintain and access current locations.  We typically have our strongest revenue growth cycles in the non-winter months   As we expand into the United States and additional international markets we anticipate this effect to diminish. The quarter ended June 30 is historically our slowest quarter with the quarter ended December 31 being our busiest.

Off-Balance Sheet Arrangements

As of September 30, 2012 we had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sale of Unregistered Equity Securities

On September 12, 2012 we issued 95,000 shares of restricted common stock to an investment banking firm for investor relations and investment banking services provided to the Company during our second and third fiscal quarters.  The shares were valued at $118,751, which was the closing market price of our shares on the date we agreed to extend the term of our agreement with the investment banking firm.  The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.

On September 27, 2012 our board of directors granted options to purchase an aggregate of 820,000 shares of our restricted common stock to 29 Company employees and consultants, none of whom are executive officers, directors or holder of greater than 5% of the outstanding common stock of the Company. The options were granted pursuant to the Profire Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”.)

The options have an exercise price of $1.25 per share.  As provided under the 2010 Plan, except in connection with certain option grants not applicable here, the exercise price of option granted under the 2010 Plan may not be less 85% than the fair market value of the common stock underlying the options.  Under the 2010 Plan, while the Company’s common stock is traded over-the-counter the fair market value is deemed to be the average between the reported high and low sales prices.  The average of the high and low sales prices on September 27, 2012 was $1.29, or 97% of the fair market value. The options vest in equal amounts over five years, with the initial portion vesting on the one-year anniversary of the date of grant. Vesting is contingent upon continued employment with the Company. The options expire six years from the date of grant.

We granted stock options to 14 non-U.S. persons, each of whom was outside the U.S. at the time the grants were made and 16 persons located in the United States.  The grants were made without registration pursuant to Regulation S of the Securities Act Rules, Section 4(2) under the Securities Act of 1933, as amended, and/or Rule 12h-1 of the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2012 neither we, nor any affiliated purchasers, purchased any of the Company’s equity securities.

Item 5.	Other Information

On November 10, 2012, the Board of Directors (the “Board”) of Profire Energy, Inc. (the “Company”) approved January 29, 2013, as the date of the Company’s 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”).  Qualified stockholder proposals (including a proposal made pursuant to SEC Rule 14a-8 and any notice on Schedule 14N) to be presented at the 2013 Annual Meeting and in the Company’s proxy statement and form of proxy relating to the 2013 Annual Meeting must be received by the Company at its principal executive offices located at 321 South 1250 West, Suite 1, Lindon, Utah 84042, addressed to our Corporate Secretary, no later than December 14, 2012.  All stockholder proposals must comply with applicable Nevada law, the rules and regulations promulgated by the Securities and Exchange Commission, and the procedures set forth in the Company’s Bylaws (as amended through October 8, 2008).

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

PROFIRE ENERGY, INC.

Date:	November 14, 2012	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 14, 2012	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer