Form 10-Q
period 2012-12-31
PROFIRE ENERGY INC
filed 2013-02-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012

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
 Yes [  ]     No [X]

As of February 9, 2013 the registrant had 45,155,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and March 31, 2012	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Unaudited) for the three and nine month periods ended December 31, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2012 and 2011	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	March 31,
	2012	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1,484,609	$1,914,877
Accounts receivable, net	4,591,296	4,236,240
Marketable securities-available for sale	841	840
Inventories	3,463,476	1,968,740
Deferred tax asset	12,569	12,569
Prepaid expenses	1,968	10,202

Total Current Assets	9,554,759	8,143,468

PROPERTY AND EQUIPMENT, net	2,232,056	1,982,290

TOTAL ASSETS	$11,786,815	$10,125,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,607,945	$645,215
Accrued liabilities	113,345	251,137
Income taxes payable	421,807	597,830

Total Current Liabilities	2,143,097	1,494,182

TOTAL LIABILITIES	2,143,097	1,494,182

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,155,000 and
45,000,000 shares issued and outstanding, respectively	45,155	45,000
Additional paid-in capital	431,586	74,343
Accumulated other comprehensive income	254,840	484,692
Retained earnings	8,912,137	8,027,541

Total Stockholders' Equity	9,643,718	8,631,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,786,815	$10,125,758

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES
Sales of goods, net	$3,176,627	$4,780,099	$10,724,586	$11,463,655
Sales of services, net	364,434	288,884	873,341	811,573
Total Revenues	3,541,061	5,068,983	11,597,927	12,275,228

COST OF SALES
Cost of goods sold-products	1,050,966	2,583,872	4,329,037	4,957,297
Cost of goods sold-services	313,442	231,445	697,474	616,388
Total Cost of Goods Sold	1,364,408	2,815,317	5,026,511	5,573,685

GROSS PROFIT	2,176,653	2,253,666	6,571,416	6,701,543

OPERATING EXPENSES
General and administrative expenses	1,378,148	354,091	3,284,533	1,339,878
Payroll expenses	1,144,024	602,125	1,845,679	1,257,345
Depreciation expense	116,678	45,396	227,604	132,110

Total Operating Expenses	2,638,850	1,001,612	5,357,816	2,729,333

INCOME (LOSS) FROM OPERATIONS	(462,197)	1,252,054	1,213,600	3,972,210

OTHER INCOME (EXPENSE)
Interest expense	(4,493)	(6,773)	(13,171)	(15,569)
Rental income	-	-	-	3,600
Interest income	13,074	41	21,389	366

Total Other Income (Expense)	8,581	(6,732)	8,218	(11,603)

NET INCOME (LOSS) BEFORE INCOME TAXES	(453,616)	1,245,322	1,221,818	3,960,607

INCOME TAX EXPENSE (BENEFIT)	(127,347)	350,287	337,222	1,105,336

NET INCOME (LOSS)	$(326,269)	$895,035	$884,596	$2,855,271

UNREALIZED HOLDING GAIN (LOSS)
ON AVALIABLE FOR SALE SECURITIES	$-	$11	$-	$(2,389)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	(449,470)	57,400	(229,852)	(386,416)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(775,739)	$952,446	$654,744	$2,466,466

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.02	$0.02	$0.06

FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.02	$0.02	$0.06

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,155,000	45,000,000	45,088,400	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,155,000	45,199,645	45,357,724	45,199,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES

Net Income	$884,596	$2,855,271
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	225,076	132,110
Common stock issued for services	208,750	-
Bad debt expense	69,995	-
Stock options issued for services	148,648	60,398
Changes in operating assets and liabilities:
Changes in accounts receivable	(642,358)	(3,297,464)
Changes in inventories	(1,493,076)	(431,123)
Changes in prepaid expenses	8,231	-
Changes in accounts payable and accrued liabilities	1,031,985	869,776
Changes in income taxes payable	(132,932)	454,261

Net Cash Provided by Operating Activities	308,915	643,229

INVESTING ACTIVITIES

Purchase of fixed assets	(474,381)	(1,210,757)

Net Cash Used in Investing Activities	(474,381)	(1,210,757)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	(264,802)	(153,609)

NET INCREASE (DECREASE) IN CASH	(430,268)	(721,137)
CASH AT BEGINNING OF PERIOD	1,914,877	1,689,386

CASH AT END OF PERIOD	$1,484,609	$968,249

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$13,171	$15,569
Income taxes	$513,245	$616,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2012 and March 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of December 31, 2012 and March 31, 2012, bank balances included $1,484,609 and $1,914,877, respectively, held by the Company’s banks guaranteed by the Province of Alberta, Canada.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $135,186 and $65,110 as of December 31, 2012 and March 31, 2012, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.  As of December 31, 2012 and March 31, 2012 inventory consisted of the following:

	December 31, 2012	March 31, 2012
Raw materials	$3,520,844	$2,026,108
Work in progress	-	-
Finished goods	-	-
Reserve for obsolescence	(57,368)	(57,368)
Total	$3,463,476	$1,968,740

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2012 and March 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to Canadian income taxes on its world-wide income with a credit provided for foreign taxes paid.  Any income earned in the United States is subject to applicable state and federal tax rates in the United States.  The combined effective rates of income tax expense (benefit) are 28% and 28% for the nine months ended December 31, 2012 and 2011, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 269,324 and 199,645 stock options included in the fully diluted earnings per share as of December 31, 2012 and 2011, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Nine Months Ended December 31,
	2012	2011
Net income	$884,596	$2,855,271

Basic weighted average number of shares outstanding	45,088,400	45,000,000
Common stock equivalents	269,324	199,645
Fully diluted weighted average number of shares outstanding	45,357,724	45,199,645

Basic earnings per share	$0.02	$0.06
Fully diluted earnings per share	$0.02	$0.06

Foreign Currency and Comprehensive Income
The functional currency of our wholly-owned subsidiary, Profire Combustion, Inc., is Canadian dollars. All Canadian dollar balances have been translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.0031 and 1.00274 were used to convert the Company’s December 31, 2012 and March 31, 2012 balance sheets, respectively, and the statements of operations used weighted average rates of 1.001 and 1.01070 for the nine months ended December 31, 2012 and 2011, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2012 and March 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Stock-Based Compensation
The Company follows the provisions of ASC 718, “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

NOTE 3 – FAIR VALUE MEASUREMENT

We measure our cash equivalents and marketable securities at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.
Level 3 - Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We classify our cash equivalents and marketable securities within Level 1. This is because we value our cash equivalents and marketable securities using quoted market prices.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2012 and March 31, 2012

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$1,484,609	$1,484,609	-	-
Marketable Securites	841	841	-	-

NOTE 4 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Sales	2012	2011	2012	2011
Canada	$2,386,091	$4,845,808	$9,940,391	$12,010,254
United States	1,154,970	223,175	1,657,536	264,974
Total	$3,541,061	$5,068,983	$11,597,927	$12,275,228

	As of December 31,	As of March 31,
Long-Lived Assets	2012	2012
Canada	$1,528,861	$1,596,209
United States	703,195	368,081
Total	$2,232,056	$1,982,290

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month and nine month periods ended December 31, 2012 and 2011.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2012.

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

Results of Operations

Comparison of the three months ended December 31, 2012 and 2011

Total Revenues

Total revenues during the quarter ended December 31, 2012 decreased 30% compared to the quarter ended December 31, 2011.  This decrease was principally attributable to reduced product sales in Canada.

Sales of Goods, Net

We realized a $1,603,472, or 34%, decrease in sales of goods, net during the third fiscal quarter 2013 compared to the same fiscal quarter 2012. Certain pending oil field safety legislative changes in Canada have resulted in some of our Canadian customers postponing purchases until clarification is received as to the nature of the legislative changes. As the industry  receives clarity regarding the legislative changes, sales in Canada are beginning to return to previously anticipated levels – as evidenced by January 2013 sales revenues.  Year-over-year, however, sales in Canada declined from $4,546,924 during the quarter ended December 31, 2011 to $2,021,657 during the quarter ended December 31, 2012.

Since the second fiscal quarter 2012 we have opened offices in Utah and Texas. Our U.S. sales for the three months ended December 31, 2012 were $1,405,176 compared to $233,175 during the three months ended December 31, 2011. We anticipate opening offices in North Dakota and Pennsylvania during the fourth quarter of fiscal year 2013, which, over time, we expect will further increase U.S. sales.

Sales of Services, Net

During the three months ended December 31, 2012 we realized a $75,550, or 26% increase in sales of services, net.  Historically, our service revenue has come from our Canadian operations. We anticipate service revenues in our Utah and Texas offices will begin to expand in upcoming quarters. As our sales team proactively looks for equipment sales the opportunity to discuss services related sales also increases.

Total Cost of Goods Sold

We realized a 52% decrease in total cost of goods sold during the third fiscal quarter 2013 as a result of a 59% decrease in cost of goods for our products sold and a 35% increase in cost of goods sold for our services.  As a percentage of total revenues, total cost of goods sold decreased to 39% during the third fiscal quarter 2013 compared to 56% during the third fiscal quarter 2012.  This improvement in gross margin was realized due to enhanced inventory management procedures put in place in our Utah and Texas locations due to our hiring of an experienced warehouse team.

Cost of Goods Sold-Products

During the quarter ended December 31, 2012 cost of goods sold-products decreased 59% as compared to the quarter ended December 31, 2011.  Significant factors contributing to this decrease were the hiring of a full-time warehouse manager and a sourcing/purchasing employee who reduced the need to rush ship back ordered components needed to fulfill orders.  For the near future we expect cost of goods sold-products will roughly follow the same trend as sales of goods.  Our margins on product sales fluctuate based on a number of variables, but we believe that through volume purchasing and more detailed component sourcing, margins may improve slightly over time, but should be expected to level off.  We will attempt to improve our margins when it is prudent for our long-term strategic advantage.

Cost of Goods Sold-Services

Cost of goods sold-services increased 35% during the quarter ended December 31, 2012 compared to the comparable prior-year quarter.  This increase is due to the increase in sales of services.  During the quarter ended December 31, 2012, a larger percentage of our service revenue was generated from lower-margin services as compared to the quarter ended December 31, 2011.  Cost of goods sold related to services as a percentage of total service revenue varies with the types of services provided.  For example, there are times when we provide preventative maintenance service or testing which results in lower margins from a contractual and travel expense perspective.  Contrastingly, when we perform multiple installs of valve trains, airplates, etc. at static locations our margins improve accordingly.  We anticipate these fluctuations will normalize over time as the absolute number of service opportunities expand.

Gross Profit

Because the decrease in total revenue outpaced the decrease in cost of goods sold,  gross profit decreased approximately 3%  to $2,176,653 during the quarter ended December 31, 2012.

Total Operating Expenses

Our total operating expenses increased 163% during the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  General and administrative expenses increased 289% during the quarter, payroll expenses increased 90% and depreciation expense increased 157%.

General and Administrative Expenses

During the three months ended December 31, 2012 general and administrative expenses increased by $1,024,057.  This increase is the result of increased operational and growth activities, primarily the hiring and training of multiple new employees, costs associated with the build-out of our sites, equipment for testing and enhanced quality control of our systems, construction of an enhanced Company website and increased investor relations and public relations related expenses.  While management is mindful to maintain control over general and administrative expenses, we do not expect to see a trend of lower general and administrative expenses.  Rather, we believe as operations continue to expand our general and administrative expenses will continue to increase as we seek to expand our operations into North Dakota and Pennsylvania.

Payroll Expenses

We experienced a $541,899 increase in payroll expenses in the third fiscal quarter 2013.  This increase was the result of increased hiring in our Utah and Texas offices during the second fiscal quarter 2013.  We expect to hire additional staff as we seek to expand into North Dakota and Pennsylvania.  Accordingly, we anticipate payroll expenses will be higher quarter-on-quarter through the remainder of the fiscal year, as we increase sales, warehouse and operational personnel.

Depreciation Expense

Depreciation expense increased $71,282 during the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011.  This increase in depreciation expense is primarily due to the purchase of the Company’s expanded Utah facility and to additional equipment necessary to expand our production capacity.

Total Other Income (Expense)

During the three months ended December 31, 2012 we realized total other income of $8,581 compared to total other expense of $6,732 for the three months ended December 31, 2011.  During the quarter ended December 31, 2012 we realized interest expense of $4,493 which was completely offset by interest income of $13,074.  By comparison, during the quarter ended December 31, 2012 we realized interest expense of $6,773 and interest income of $41.

Net Income (Loss) Before Income Taxes

The 30% decrease we realized in total revenues, the 52% decrease in total cost of goods sold and the 163% increase in total operating expenses combined to result in a net loss before income taxes during the quarter ended December 31, 2012 of $453,616 compared to net income before income taxes of $1,245,322 during the quarter ended December 31, 2011.

Income Tax Expense

Because we realized a net loss before income taxes, we recognized income tax benefit of $127,347 during the three months ended December 31, 2012 compared to income tax expense of $350,287 during the three months ended December 31, 2011.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

Foreign Currency Translation Gain (Loss)

The functional currency of our wholly-owned subsidiary, Profire Combustion, Inc., is Canadian dollars. All Canadian dollar balances have been translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

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

During the quarter ended December 31, 2012 we recognized a foreign currency translation loss of $449,470.  By comparison, during the quarter ended December 31, 2011 we recognized a foreign currency translation gain of $57,400.  The loss during the quarter ended December 31, 2012 was the result of the weakening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive loss of $775,739 during the quarter ended December 31, 2012 compared to total comprehensive income of $952,446 during the quarter ended December 31, 2011.

Comparison of the nine months ended December 31, 2012 and 2011

Total Revenues

Total revenues during the nine months ended December 31, 2012 decreased 6% compared to the nine months ended December 31, 2011.  This decrease was principally attributable to reduced product sales in Canada.

Sales of Goods, Net

We realized a $739,069, or 6%, decrease in sales of goods, net during the first nine months of fiscal 2013 compared to the same fiscal period 2012.  This decrease in sales of goods, net during the nine months ended December 31, 2012 was the result of the decrease in sales in Canada during the third fiscal quarter 2012 discussed above. During the nine months ended December 31, 2012 Canadian sales were $7,359,664 and U.S. sales were $3,364,922, compared to $11,230,480 and $233,175, respectively, during the nine months ended December 31, 2011.

Sales of Services, Net

During the nine months ended December 31, 2012 we realized a $61,768 or 8% increase in sales of services, net.  Sales of services, net increased as a result of our efforts to expand product sales during fiscal 2013, which helped lead to additional service sales.  We anticipate service revenues in our Utah and Texas offices will begin to expand in upcoming quarters.  We anticipate as product sales increase so will service sales.

Total Cost of Goods Sold

We realized a 10% decrease in total cost of goods sold during the first three fiscal quarters of 2013 as a result of a 13% decrease in cost of goods sold-products.  As a percentage of total revenue, total cost of goods sold fell to 43% during the nine months ended December 31, 2012 compared to 45% during the comparable nine-month period of the prior fiscal year.  We feel that in the future our margins will remain around this level or perhaps even improve.

Cost of Goods Sold-Products

During the nine months ended December 31, 2012 cost of goods sold-products decreased 13% as compared to the nine months ended December 31, 2011.  As a direct result of the decline in sales of goods, cost of goods sold-products decreased.  As discussed above, this decrease in the cost of products sold was recognized as the result of the hiring of a full-time warehouse manager and a sourcing/purchasing employee who reduced the need to rush ship back ordered components needed to fulfill orders.

Cost of Goods Sold-Services

Cost of goods sold-services increased 13% during the nine months ended December 31, 2012 compared to the comparable prior year period.

Gross Profit

As a result of decreased total revenue being partially offset by the decrease in total cost of goods sold, gross profit decreased from $6,701,543 during the nine months ended December 31, 2011 to $6,571,416 during the nine months ended December 31, 2012.

Total Operating Expenses

Our total operating expenses increased 96% during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.  General and administrative expenses increased 145%, payroll expenses increased 47% and depreciation expense increased 72%.  These increases are a function of the investments the Company is making in its future development.

General and Administrative Expenses

During the nine months ended December 31, 2012 general and administrative expenses increased by $1,944,655.  This increase is the result of increased operational and growth activities, primarily the hiring and training of multiple new employees, costs associated with the build-out of our sites, equipment for testing and enhanced quality control of our systems, construction of an enhanced Company website and increased investor relations and public relations related expenses.  While management is mindful to maintain control over general and administrative expenses, we do not expect to see a trend of lower general and administrative expenses.  Rather, we believe as operations continue to expand our general and administrative expenses will continue to increase.

Payroll Expenses

We experienced a $588,334 increase in payroll expenses during the first three fiscal quarters of 2013.  There were multiple new hires during the first nine months of fiscal 2013 that contributed to this increase.  We expect payroll expenses to remain higher quarter-on-quarter through the remainder of the year as we continue to expand our workforce through the hiring of talented employees.

Depreciation Expense

Depreciation expense increased from $132,110 during the nine months ended December 31, 2011 to $227,604 the nine months ended December 31, 2012.  This increase in depreciation expense is primarily due to the purchase of the Company’s expanded Utah facility as well as the Edmonton expansion and the associated increase in depreciation with these fixed assets.

Total Other Income (Expense)

For the nine month period ended December 31, 2012 total other income was $8,218 compared to total other expense of $11,603 during the nine month period ended December 31, 2011.  The change from total other income to total other expense is attributable to a $21,023 increase in interest income and a $2,398 decrease in interest expense which were only partially offset by a decrease of $3,600 in rental income from the 2012 period.  We do not expect to have further rental income in the future as the tenant has left the premises and we are now using the space.

Net Income Before Income Taxes

As a result of the 10% decrease in total cost of goods sold and the 96% increase in total operating expenses coupled with the 6% decrease in total revenue during the nine months ended December 31, 2012, our net income before income taxes was 69% lower during the first nine months of fiscal 2013 than during the first nine months of fiscal 2012.

Income Tax Expense

Because of the decrease in net income before income taxes discussed above, we recognized income tax expense of $337,222 during the nine months ended December 31, 2012 compared to an income tax expense of $1,105,336 during the nine months ended December 31, 2011.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

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

During the nine month period ended December 31, 2012 our foreign currency translation loss was $229,852.  By comparison, during the nine month period ended December 31, 2011 we recognized a foreign currency translation loss of $386,416.  This increase in foreign currency translation loss was the result of the weakening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $654,744 during the nine months ended December 31, 2012 compared to total comprehensive income of $2,466,466 during the nine months ended December 31, 2011.

Liquidity and Capital Resources

We have not required any financing during the past two fiscal years. As of December 31, 2012 we had total current assets of $9,554,759 and total assets of $11,786,815 including cash and cash equivalents of $1,484,609.  At December 31, 2012 total liabilities were $2,143,097, all of which were current liabilities.

During the nine months ended December 31, 2012 and 2011 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Nine Months ended December 31, 2012	Nine Months ended December 31, 2011
Net cash provided by operating activities	$308,915	$643,229
Net cash used in investing activities	$(474,381)	$(1,210,757)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$(264,802)	$(153,609)
NET INCREASE (DECREASE) IN CASH	$(430,268)	$(721,137)

Net cash provided by our operating activities was $308,915.  As discussed above, during the nine months ended December 31, 2012 we realized a decrease in net income.  We decreased cash due to an increase of our accounts receivable by $642,358 or 8%.  We also decreased cash due to a 76% increase in inventory.  Inventory grew during the nine months ended December 31, 2012 based on our forecasts for product demand in the next few quarters.  This may ebb and flow from quarter to quarter as we forecast future demand.  Accounts receivable were lower due to our decreased sales in the most recent quarter combined with increased efforts to collect accounts receivable.  If needed we believe our accounts receivable could be factored provide cash flow, but to date this has not been necessary.

During the nine months ended December 31, 2012 net cash used in investing activities was $736,376 lower compared to the nine months ended December 31, 2011.  This reduction in cash used in investing activities is largely attributable to the acquisitions of additional space at our facilities in Spruce Grove, Alberta, Canada and Lindon, Utah, USA during the nine months ended December 30, 2011.  During the nine-month period ended December 31, 2012 cash used in investing activities was largely used to fund our expansion into Texas, which included expenses related to establishing the office and warehouse and training the staff.  Unlike our Spruce Grove and Lindon facilities, which we own, our Houston office space is leased, as reflected in the Summary of Material Contractual Commitments table below.

As a result of the significant decrease in net cash used in investing activities and the weakening of the U.S. dollar, we realized a $430,268 net decrease in cash during the first nine months of fiscal 2013 compared to a $721,137 net decrease during the first nine months of fiscal 2012.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 we had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	February 14, 2013	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	February 14, 2013	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer