Form 10-K
period 2013-03-31
PROFIRE ENERGY INC
filed 2013-07-01
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013

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
☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold, as of the last business day of the our most recently completed second fiscal quarter was approximately $13,421,585.

As of June 14, 2013, the registrant had 45,250,000 shares of common stock, par value $0.001, issued and outstanding

Documents incorporated by reference:  None

PROFIRE ENERGY, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “Profire”, “we”, our” or “us” means Profire Energy, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors.

Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements, however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers’ needs; price increases; employee limitations; or delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all our forward-looking statements by these cautionary statements.

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

PART I

Item 1.   Business

Overview

The Company was originally incorporated in the State of Nevada on May 5, 2003.  Since October 2008 we have been engaged in the business of developing combustion management technologies for the oil and gas industry.

Principal Products and Services

We manufacture, install and service oilfield combustion management technologies and related products (e.g. fuel train components, secondary airplates, etc.).  Our products and services aid oil and natural gas producers in the safe and efficient transportation, refinement and production of oil and natural gas. Our primary products are burner management systems (described below).

In the oil and natural gas industry there are numerous demands for heat generation and control.  Oilfield vessels of all kinds, including line-heaters, dehydrators, separators, treaters, amine reboilers, free-water knockout systems, etc. require sources of heat to satisfy their various functions, which is provided by a burner flame inside the vessel.  This burner flame is integral to the proper function of the oilfield vessel because these vessels use the flame’s heat to help separate, store, transport and purify oil and gas (or even water).  The viscosity of the oil and gas is critical to a number of oilfield processes, and is directly affected by the heat provided by the burner flame inside the vessel.

Our products help monitor and manage this burner flame, reducing the need for employee interaction with the burner (e.g. for re-ignition or temperature monitoring). This results in greater operational efficiencies, increased safety, and improved compliance for the oil or gas producer. We believe there is a growing trend in the industry toward automation, including a demand for automation of burner management.  In addition to this demand, there is also a need for skilled combustion technicians.  Profire also trains and dispatches combustion technicians to address this industry need in Canada.  When we believe there is adequate demand for such services in the U.S. and skilled technicians have been trained, we may also begin to market combustion services through our U.S. offices.

Before we began designing and selling burner management products, our primary focus was on providing installation and maintenance services for the products and systems of other manufacturers.  After providing installation and maintenance services for some time, management determined it would be best to pursue the development of burner management technologies for the industry, and began work on a proprietary burner management system to monitor and manage the burner flames used in oilfield vessels.  Our principal objectives in developing our own system were to:

•	provide a safe, efficient and code-compliant method to monitor and/or manage burner flames in the industry; and
•	ensure the system could be easily controlled by oilfield operators.

           With these goals in mind, we initially developed the Profire 1100 burner management system.  While we still support our 1100 system, it is no longer manufactured or sold by Profire.

During our fourth fiscal quarter 2011, we introduced the Profire 2100 burner management system.  The 2100 boasted increased expandability, remote access and data logging features. The system has proven more versatile and capable than the 1100, and allows the end-user to more easily manage a wider variety of combustion vessels.  It also complies with CSA and UL ratings.

During our second fiscal quarter 2013, we also released the Profire 1300. The 1300 is a new flare-ignition system that provides fundamental ignition capabilities for combustor and open-flare vessels, and can relay flame-status.

In May 2013 we announced the development of a new product to expand our product line, the Profire 1800.  The 1800 is a mid-range burner management system option that provides fundamental burner management functionality, such as burner re-ignition and temperature management. As a simplified burner management system, the 1800 is not expected to become a flagship product, but is expected to fill a void in the industry’s burner management needs.  The 1800 became available for sale in June 2013.

Our systems have become widely used in Western Canada, and well-received in U.S. markets, with sales to such companies as Chesapeake, Exxon-Mobil, Shell, ConocoPhillips, Devon Energy, Petro-Canada, Encana and others, often delivered by one of our distributors, such as Cameron.  They have also been sold and installed in other parts of the world, including the United States, France, Italy, England, the Middle East, Australia, China and Brazil.

We believe our burner management systems and flare-ignition system offer certain advantages to other burner management systems on the market including that they:

•	meet or exceed all current relevant codes and standards, while many competing products are not certified to industry codes;
•	easily install with clearly marked component I/O;

•	have easily accessible and removable terminal connections;
•	rapidly shut down on flame-out;
•	use DC voltage spark ignition;
•	accommodate solar panel or TEG applications with a low-power design;
•	enable auto-relight or manual operation; and
•	include transient protected fail-safe circuits.

In addition to the Profire 2100 and 1800 burner management systems and our 1300 flare-ignition system, we manufacture other technologies and products for sale, including:

•	specialized burner management systems intended for use in specific firetube vessels (e.g. incinerators);
•	valve train products, including valves, gauges, and installation products; and
•	miscellaneous componentry such as:
o	solar-power generation kits,
o	add-on cards to expand the functionality of a given system, and
o	a proprietary airplate that meters secondary airflow to the burner, allowing for more optimized combustion and reduced emissions.

We continually assess market needs and look for opportunities to provide quality solutions to the oil and gas producing companies we serve. Upon identifying a potential market need, we begin researching the market and developing products that might have feasibility for future sale.

Principal Markets and Distribution Methods

Initially we focused our sales efforts primarily in Western Canada.  Given our success in that market, we determined to expand our sales efforts to other markets, including the U.S. market.  Pursuant to our development strategy, we purchased office and warehouse space in Lindon, Utah in 2010 and opened an office in Houston, Texas in 2012 to serve our current and potential clients in those regions.  We have realized an increase in our U.S. sales during the 2013 fiscal year, and attribute this increase to a) increased salespeople b) a growing network of sales contacts in the U.S. c) an increased ability to sell our products on economic merits, rather than regulatory pressures. We anticipate continued sales growth in both Canadian and U.S. markets, but expect the latter will grow more quickly than the former. We anticipate both markets will continue to present suitable demand for our products, although local environments, regulations, and needs will impact the product mixes that will prevail in individual markets.

Currently, we are looking to increase the scalability of our business model as we prepare to serve an expanding customer base with our growing product lines.  Recurring revenue models, sales through distributors, and other high-scale strategies will become increasingly important for us to pursue as we seek new levels of market penetration, revenue and net income.

In addition to our existing network of authorized distributors, which distribute through North America and Brazil, we are pursuing a number of additional distribution relationships in various countries, including Mexico and Russia (where we recently installed a test-system with a potential distributor).  We believe that by maintaining strong relationships with our current customers, consistently delivering exceptional products, and pursuing highly scalable revenue strategies, we will see continued—and increased—growth in year-over-year revenues.

Competition

Based on our experience, we believe most of the other companies in our industry are either small-sized service companies or product retailers who sell products but have limited service department to support their products.  In the U.S. market we are beginning to see several companies that are marketing related and somewhat similar products.  They include SureFire, Platinum, ACL and TitanLogix.  These competitors are focused regionally and tend to focus on areas close to their headquarters.  While we believe price is a significant component of competition within our industry, we believe the most important competitive factors are performance, quality, reliability, and durability.  To that end, we have primarily sought to create high-quality innovative products, then sought to constrain costs without comprising those primary characteristics.  We expect to continue to remain highly competitive in the industry.

We recognize that the oilfield services industry is highly competitive.  As this industry grows and matures we expect additional companies will seek to enter this market.  Many of these companies may be more highly capitalized, more experienced, more recognized or better situated to take advantage of market opportunities.

Sources and Availability of Raw Materials

We do not have contracts in place with the parties from whom we acquire the parts used to manufacture our products.  We believe, however, there are adequate alternative sources for the parts needed to manufacture our products available to us should they be needed.  In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components for our systems.  Because many of the component parts we use are relatively low-priced, we do not anticipate that a sudden or dramatic increase in the price (or decrease in supply) of any particular part would have a material adverse effect on our results of operations or financial condition even if we were unable to increase our sale prices proportionate to any particular price increase.  If we experienced a significant increase in the cost of a significant number of the parts we use to build our systems, such could have a material adverse impact on our results of operations or financial condition until we are able to adjust our sales prices accordingly.

We contract with a third-party fabricator to manufacture our burner management and flare-ignition systems, specifically the Profire 2100, 1800 and 1300.  This has helped to improve manufacturing efficiencies.  Under the direction of our product engineers, the manufacturer is able to procure all electronic parts, specialty cases and components, and from those, assemble the complete system.  Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer and if the finished product is acceptable, it is shipped to us for distribution.  Orders to the manufacturer are typically made in increments of 500 to 1,000 systems.  Shipments are usually limited to 250 systems, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire process is typically completed within sixty days of receiving the purchase order. While we have a contract in place with this manufacturer, should we lose its services, for whatever reason, we believe we inventory sufficient product to meet our customers’ needs in the event of short-term supply chain disruptions. We also believe we have adequate alternative manufacturing sources available, that while such a loss might result in a temporary short-term disruption, we do not anticipate such would result in a materially adverse impact in our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time. We periodically survey alternative manufacturing options to ensure that our current fabricator is competitive in price, manufacturing quality and fulfillment speed.

Dependence upon Major Customers

During the fiscal years ended March 31, 2013 and 2012, the following customers accounted for more than 10% of our total revenues:

	Year ended March 31,
Customer	2013	2012
Grit Industries/A-Fire Holdings Ltd.	10%	16%
Heating Solutions International Inc.	12%	22%
Pride of the Hills	10%	2%
Guest Controls	5%	12%

Often our customers, as is the case with Grit Industries Inc./A-Fire Holdings Ltd. and Heating Solutions International Inc., are contractors for large oil companies who specify the use of our equipment.  Often, our customers bid for the same jobs, so if one does not get the job, another likely will.  Regardless, of who wins the contract, if the oil company bidding out the job requires our equipment the winning bidder has to acquire the equipment from us.  Of course, the loss of any one or more of these major customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Patents, Trademarks and Other Intellectual Property

While we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright, as part of our ongoing research, development and manufacturing activities, we have pursued the acquisition of intellectual property for a number of our products. Since April 2012, we have filed four provisional applications for patents on various product innovations. Collectively, these applications could potentially yield up to ten different patents, though management will assess the strategic and financial value of each potential patent as the various intellectual properties are developed before applying for appropriate intellectual property protection.

The four applications we have filed thus far are intended to protect:

•	a secondary airplate that can dynamically meter air with a unique shuttering mechanism;

•	an improved coil housing and cover that help prevent arcing and protect the coil within the burner management system’s enclosure;
•	a mobile demonstration unit that safely stores and displays a functional burner management system for sales and demonstration purposes; and
•	certain valve-related technologies that are currently being developed.

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certification/rating for our combustion management systems before they are released to the market.  We have received the appropriate CSA and UL certifications for our burner management systems.

Effects of Existing or Probable Governmental Regulation on our Business

As government and industry continue to heighten safety standards, demand for combustion safety controllers and management systems, such as those we produce, continues to grow.  The arena of mixing fire and gas is an area of obvious focus for safety regulators.  Governing bodies have historically been reticent to establish standards that were too demanding, as safety products and policing capabilities were not readily available.  More recently, however, regulators have begun enacting more stringent compliance and efficiency requirements.  We have always focused on providing products and services that exceed existing safety standards, therefore, we believe demand for our products will increase as regulators continue to tighten safety and efficiency standards in the industry.  In addition to satisfying regulatory and safety requirements, we believe oil and gas companies are beginning to recognize the significant increases in efficiency, safety and emission control gains that can be realized through the use of our burner management systems and related products.

While we believe our growth prospects to be strong in the existing regulatory environments, changes in the regulatory environment could materially impact our results of operations and financial condition.  For example, we believe there could be a dramatic increase in our sales if the U.S. were to adopt regulations that required the industry to use burner management products. We believe that, historically, a significant portion of our Canadian sales have been attributable to such regulation in Canada, and we anticipate such regulatory pressures to continue in Canada.  Similarly, if the regulatory environment were to become less stringent, we could experience a significant decline in the demand for our products, which we would expect would materially adversely impact our results of operations and financial condition.  As of the date of this report we are not aware of any pending or anticipated major regulatory changes in the near future.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems.  During the years ended March 31, 2013 and March 31, 2012 we spent $315,045 and $164,400, respectively, on research and development programs.  None of these research and development costs were borne by our customers pursuant to customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

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

During the fiscal year ended March 31, 2013 we did not incur material direct costs to comply with applicable environmental laws.  There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Employees

As of March 31, 2013 we had a total of 50 employees, 48 of whom were full-time employees, including employees in the following areas:

•	11 sales,
•	5 engineering,
•	10 warehouse, purchasing and quality control,
•	4 service,
•	14 administrative,
•	3 management, and
•	3 executive.

In addition to these employees, we have also subcontracted with four individuals to provide us product service-related services and one individual to provide us administrative-related services.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information with the Commission.  The public may read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may access these reports, proxy statements and information statements and other information regarding issuers that file electronically with the Commission at its internet website www.sec.gov.  We provide free access to our filings with the Commission, as soon as reasonably practicable after filing, on our Internet web site located at www.profireenergy.com. Information appearing on our website is not part of any report that we file with the Commission.

Item 1A.  Risk Factors

In addition to the risks discussed throughout this report we are subject to the following risks.

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

If we are unable to attract and retain skilled employees that could impair our growth potential and profitability.  Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled employees.  Our ability to expand our operations is in part impacted by our ability to increase our labor force.  The demand for skilled oilfield employees is high and the supply is limited.  A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both.  If either of these events were to occur, our capacity and profitability could be diminished, and our growth potential could be impaired.

The concentration of our customers in one region may impact our overall exposure to credit risk.  While we are beginning to realize success in our efforts to expand to new markets, the majority of our current customers are located in Western Canada.  This concentration of customers in one industry and one region may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.  We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

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

If we are unable to expand into new markets our ability to grow our business and profitability as planned could be materially adversely effected.  We intend to continue to pursue our aggressive growth strategy for the foreseeable future.  Future operating results will depend largely upon our ability to expand to new markets and increase sales.  To support this growth, we have and will continue to expand our marketing expenditures, add new employees and open additional offices, as needed.  There can also be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to manage our growth effectively, our business, results of operations, financial condition and cash flow could be materially adversely affected.

            If we are unable to manage growth effectively our business, results of operations and financial condition could be materially adversely affected.  Our ability to successfully expand to new markets, or expand our penetration in existing markets, is dependent on a number of factors including:

●	our ability to market our products and services to new customers;
●	our ability to provide increasingly large-scale support and training materials for a growing customer base;
●	our ability to hire, train and assimilate new employees;
●	the adequacy of our financial resources; and
●	our ability to correctly identify and exploit new geographical markets and to successfully compete in those markets.

There can be no assurance that we will be able to achieve our planned expansion, that our products will gain access to new markets or be accepted in new marketplaces, achieve greater market penetration in existing markets or that we will achieve planned operating results or results comparable to those we experience in existing markets in the new markets we enter.

Changes in the level of capital spending by our customers could negatively impact our business and financial condition. Our principal customers are oil and natural gas exploration and production companies.  Our results of operations and financial condition are dependent on the level of capital spending by our customers.  The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil.  Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can produce economically.  While our products actually enhance the efficiency of their wells, we believe a prolonged downturn in market price will lead to reductions in the capital spending budgets of our clients and reductions in the demand for our products and services, which could materially adversely impact our results of operations, financial condition and cash flow.

Risks Relating to our Stock

Liquidity of Common Stock. Our common stock has limited trading volume on the Over-the-Counter Bulletin Board and OTCQB and is not listed on a national exchange.  Moreover, a significant percentage of the outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the Commission under the Securities Act.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

Our management has a substantial ownership interest in our common stock and the availability of our common stock to the investing public may be limited.  Our management owns approximately 78% of our outstanding common stock.  The availability of our common stock to the investing public may be limited to those shares not held by our executive officers, directors and their affiliates, which could negatively impact our trading prices and affect the ability of our minority stockholders to sell their shares.  Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

You may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.  If at any time we have net tangible assets of $5.0 million or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;
●	receive the purchaser’s written agreement to a transaction prior to sale;
●
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for the “penny stocks,” as well as a purchaser’s legal remedies: and

●
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

Item 1B.  Unresolved Staff Comments

As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.  Properties

Our principal executive offices are located at 321 South 1250 West, Suite 1, Lindon, Utah, where we own approximately 12,500 square feet of executive office and warehouse space.  We anticipate this facility will be suitable and adequate for our needs for at least the next twelve months.  If the need arose, however, we believe we could secure additional space on acceptable terms.

We also have operational offices located at Bay 12, 55 Alberta Avenue, Spruce Grove, Alberta, Canada where we own approximately 16,000 square feet of office and warehouse space.  We anticipate this facility will be suitable and adequate for our needs for the next twelve months.  If the need arose, however, we believe we could secure additional space on acceptable terms.

Subsequent to the year end, we entered into a new lease to lease approximately 5,000 square feet of office and warehouse space located at 19407 Park Row, Suite 100, Houston, Texas 77403.  The term of the lease on this space is through June 2016.  Our monthly rent is $3,300.  We anticipate this space will be suitable and adequate for our needs through the term of the lease.  With the execution of this new lease, we are seeking to sublease the 1,250 square feet of office space we lease at 10900 Brittmore Park Drive, Suite C, Houston, Texas.  The term of this lease runs through January 31, 2014.  Our monthly rent on this space is $1,463.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTC Markets OTCQB under the symbol “PFIE.”

The following table presents the high and low bid quotations for the fiscal years ended March 31, 2013 and 2012.  The published high and low bid quotations were furnished to us by OTC Markets Group, Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICES
	HIGH	LOW
Fiscal year ended March 31, 2013

Fourth Quarter	$ 1.42	$ 1.05
Third Quarter	1.40	1.02
Second Quarter	1.40	0.77
First Quarter	1.55	0.77

Fiscal year ended March 31, 2012

Fourth Quarter	$ 1.75	$ 0.67
Third Quarter	0.95	0.30
Second Quarter	0.80	0.28
First Quarter	1.11	0.275

                Holders

As of June 14, 2013, there were 45,250,000 shares of our common stock outstanding.  According to the records of our stock transfer agent, as of June 14, 2013 we had 107 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks or other fiduciaries.  Based on a report from Broadridge dated June 14, 2103 we had approximately 400 non-objecting beneficial owners of our common stock and approximately 46 objecting beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

On March 28, 2013 we issued 95,000 shares of restricted common stock to an investment banking firm for investor relations and investment banking services provided to the Company during our second and third fiscal quarters.  The shares were valued at $1.40 per share, which was the closing market price of our shares on the date we agreed to extend the term of our agreement with the investment banking firm.  The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2013 neither we, nor any affiliated purchasers, purchased any of our equity securities.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Results of Operations

Comparison of the years ended March 31, 2013 and 2012.

Total Revenues

Our total revenues during the year ended March 31, 2013 increased 6% to $16,887,267 from $15,925,213 during the year ended March 31, 2012.  The strong rebound in oil prices resulted in improved sales and increased production activity in oil and gas and continued through our entire fiscal year. We have worked to expand our operations by adding or expanding multiple facilities in the United States. We expect to realize significant U.S. based revenues during the coming year and have started to see revenues in the U.S. increase significantly.  During fiscal 2013, sales of goods increased 6% and service revenue increased 9%.  During each of the fiscal years ended March 31, 2013 and 2012, product sales accounted for 93% of total revenues and service sales accounted for 7% of total revenue.  As we continue to focus on the development of new products and expand sales of our existing products, we anticipate product sales will continue to account for the significant majority of our revenue.

During the fiscal year ended March 31, 2013 65% of total revenues were generated from products and services sold in Canada.  The remaining 35% of total revenue was generated from sales in the United States.  By comparison, during the fiscal year ended March 31, 2012, 95% of our total revenues were generated from Canadian sales and the remaining 5% was generated from sales in the United States.  As we continue our efforts to expand into U.S. markets, we anticipate the percentage of revenues from sales in the United States will continue to increase as a percentage of total revenues.

Cost of Goods Sold

Cost of goods sold during the year ended March 31, 2013 was $7,034,703 for product sales and $1,043,294 for services for a total cost of goods sold of $8,077,997 compared to $6,170,073 for product sales and $717,796 for services for a total cost of goods sold of $6,887,869 during the fiscal year ended March 31, 2012.  While total revenue increased 6%, cost of goods sold increased by 17%.  Our gross profit for 2013 was 52% of total revenues compared to 57% during fiscal 2012. Margins decreased slightly as cost of goods sold increased due to higher material costs during fiscal 2013. We anticipate that as product sales increase in the coming year cost of goods sold will also increase proportionately.  However, with anticipated volume discounts and improved efficiency that we believe should be realized in the future, we expect cost of goods sold, as a percentage of total revenues, will not be significantly higher in fiscal 2014.  Cost of goods sold will vary as a function of our product mix, as our proprietary products tend to have significantly higher margins than our resale products.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2013 were $3,798,075 a 38% increase compared to the fiscal year ended March 31, 2012.  General and administrative expenses were 22% of total revenues in fiscal 2013 compared to 17% of total revenues in fiscal 2012.  The increase can be attributed to the general increase in operational activity and the expansion into the U.S. market. We have made significant investment in our staff and its growth to expand markets as well as develop products.  Along with this growth is a sharpened focus on training clients and suppliers on combustion control and management.  We have retained additional support staff to manage this growth such as sales management, IT, operational management, quality control and shipping staff.  In addition, we also realized increases in several major components of general and administrative expense including professional fees of $903,184, research and development of $315,045 and stock option expense of $166,187 during fiscal 2013.  By comparison, during fiscal 2012 we realized professional fees of $584,660, research and development of $164,000 and stock option expense of $80,530.  Professional fees include legal and accounting costs related to our public filings and investor relations fees.  Legal and accounting costs incurred during fiscal 2013 related to our public filings remained fairly constant.  Stock options granted to employees in 2011 and 2013 are amortized over the expected term of five years.  Accordingly, we anticipate a similar expense in 2014.  As we continue to expand, we anticipate general and administrative expenses will also continue to grow in proportion.

Payroll Expense

Payroll expense during the fiscal year ended March 31, 2013 increased 51% to $2,656,762 compared to $1,757,855 during the fiscal year ended March 31, 2012.  Payroll expense increased as a result of hiring additional personnel, including a corporate controller, engineers and multiple sales people, in anticipation of expansion and growth in sales and the additional development of several contemplated technologies, including the next generation of our burner management technology. During fiscal 2013, we increased our staff by approximately 50%. Payroll expense was 16% of total revenues in fiscal 2013 compared to 11% in fiscal 2012.  Included in payroll expense were executive management bonuses of $339,700 and $341,125 during 2013 and 2012, respectively. Management bonuses were determined subjectively as a reward for their efforts in our success.  We anticipate future management bonuses may similarly be awarded based upon the determination of the board of directors, or a compensation committee if one is established by the board of directors.  We expect payroll expense will increase in the upcoming fiscal year as we continue efforts to expand our sales force and associated support and logistical personnel in the U.S. market.

Depreciation Expense

Depreciation expense, not related to cost of sales, during fiscal 2013 was $195,070 or 22% higher than fiscal 2012.  Depreciation expense increased in 2013 primarily due to the addition of the Houston, Texas location as we expanded our capacity.  We do not anticipate major asset acquisitions during fiscal 2014 which would lead to increased depreciation expense.

Total Other Expense

During the fiscal year ended March 31, 2013 total other income/expense changed by 126% to an income of $4,197 from an expense of $16,395 as a result of decreased interest expense and increased interest income during the year.  While we anticipate interest expense will continue to decrease, we do not expect to realize rental or significant interest income in upcoming quarters.  We do not expect total other expense to increase significantly in upcoming fiscal quarters.

Net Income Before Income Tax

Net income before income taxes during the 2013 fiscal year decreased to $2,163,560 from $4,351,222 during fiscal 2012.  This 50% decrease was primarily the result of the 3% decrease in gross profit and the 42% increase in total operating expense discussed above related to significant investment in increased personnel, assets, etc..

Income Tax Expense

Income tax expense decreased 37% from $1,163,451 during fiscal 2012 to $730,905 during fiscal 2013.  We expect the tax rate to be close to the statutory rate in subsequent years.  We anticipate that as revenues grow, our income tax expense will also be higher.  We have exhausted our tax credits associated with the Canadian small business deductions from prior years, thus we expect taxes as a percentage of revenue to be higher than in prior periods in which we made a profit.  As revenue and profits from U.S. operations expand we expect our income tax expense obligations in the U.S. will increase accordingly.

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

During the year ended March 31, 2013, we recognized a foreign currency translation loss of $121,664 compared to foreign currency translation loss of $147,061 during the year ended March 31, 2012.  This loss was the result of a weakening of the Canadian dollar versus the US dollar in the reporting period.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $1,319,429 during the fiscal year ended March 31, 2013, compared to total comprehensive income of $3,038,265 during the fiscal year ended March 31, 2012.

Earnings Per Share

For the fiscal year ended March 31, 2013 we realized $0.03 per share on a basic and on a fully diluted basis compared to $0.07 per share on a basic and on a fully diluted basis for the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

We have not required any financing during the past two fiscal years.  Historically, we had a $400,000 revolving credit line with a banking institution, but we have not accessed this credit line during the past four fiscal years, and the line has since been closed.

As of March 31, 2013 we had total current assets of $10,153,518 and total assets of $12,385,873 including cash and cash equivalents of $808,772.  At March 31, 2013 total liabilities were $1,923,226, all of which were current liabilities.

During the fiscal years ended March 31, 2013 and 2012 cash was primarily used to fund expansion of our facilities.  See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2013	Year ended March 31, 2012
Net cash provided by (used in) operating activities	$(370,592)	$1,604,135
Net cash used in investing activities	$536,852	$(1,487,628)
Net cash provided by (used in) financing activities	$-	$-
Effect of exchange rate changes on cash	$(198,661)	$108,984
NET INCREASE (DECREASE) IN CASH	$(1,106,105)	$225,491

Net cash used in our operating activities during fiscal 2013 was $370,592.  As discussed above, during the fiscal year ended March 31, 2013 we realized a decrease in net income. This decrease coupled with an increase in our accounts receivable of $1,494,660 and in inventories of $1,528,107 negatively effected our cash flows from operations.  Our accounts receivable have increased due to increased sales. We have expanded our inventories to fulfill our expected sales demand.  Our accounts payable and accrued income taxes have also increased as a result of the additional inventory purchases and our profitability.  At March 31, 2013 we have working capital of $8,229,805.  We have no current capital commitments outside of general operations and do not anticipate any in the near future.  We have no long-term debt.

Net cash used in investing activities during fiscal 2013 was $536,852 as we continued to build out and furnish our U.S. facilities.

As of March 31, 2013 we had cash of $808,772 compared to $1,914,877 as of March 31, 2012.  We believe that our cash reserves are sufficient to meet our operating needs for the next twelve months.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2013.

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	1-3 years	3-5 Years	More than 5 years

Office Lease(1)	$14,625	$14,625	$ -	$ -	$ -
Total	$14,625	$14,625	$ -	$ -	$ -

(1)	For additional information regarding our office lease please see Note 8 - Commitments and Contingencies to the Notes to our Consolidated Financial Statements included with this report.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Seasonality

The purchasing decisions of our customers will sometimes be affected by weather and season.  However, as we have expanded our U.S. operations we have realized a reduced seasonality in revenues as our sales are derived from an increasing number of locations and climates. While we expect some degree of seasonality for the foreseeable future due to operations in seasonal environments, we expect it to play a diminishing role in our future sales.

Off-Balance Sheet Arrangements

As of March 31, 2013 and 2012 we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

We have evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

        As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item are included at page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.)  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by an entity’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the entity’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based upon this assessment, as of March 31, 2013 the Company’s management concluded that there are material weaknesses affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and Commission rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2013 who communicated the matters to our management and board of directors.

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

The implementation of these and other initiatives will be largely contingent on our ability to expand our board of directors and create audit and compensation committees. As we build an independent board-majority, comprised of a number of financial professionals, we anticipate the planning and implementation of internal controls to be expedited and improved.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART  III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth, as of June 14, 2013, our directors, nominees and executive officers, their ages, and all offices and positions held.  Directors are elected for a period of one year and thereafter serve until their successors are duly elected by the stockholders.  Officers and other employees serve at the will of the board of directors.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Brenton W. Hatch	62	Chief Executive Officer, President and Director	November 2008	October 2008

Harold Albert	50	Chief Operating Officer and Director	November 2008	October 2008

Andrew Limpert	43	Chief Financial Officer and Director	November 2007	November 2007

The above individuals serve as executive officers and/or directors.  A brief description of their positions, proposed duties and their background and business experience follows:

Brenton W. Hatch.  Mr. Hatch became the Chief Executive Officer and President of Profire Energy, Inc., in October 2008 and has served as the Chairman of the board of directors since November 2008.  Mr. Hatch has been responsible for overseeing the day-to-day operations of the Company since October 2008.  Mr. Hatch co-founded the Company’s wholly-owned subsidiary, Profire Combustion, Inc. in 2002.  Since that time he has served as the Chief Executive Officer and General Manager of Profire Combustion and has been responsible for the day-to-day operations of Profire Combustion since its inception.  Prior to founding Profire Combustion, between 2001 and 2002 Mr. Hatch was a Management Consultant and General Manager of Titan Technologies, Inc., an oilfield service and distribution company in Edmonton, Alberta, Canada.  In this position, Mr. Hatch performed an in-depth analysis of the operations and management of all divisions of Titan Technologies.  Based on his analysis, Mr. Hatch implemented company-wide operational changes to improve company performance.  From 1989 to 2000 Mr. Hatch served as President and Chief Executive Officer of Keaton International, Inc., an educational services company based in Edmonton, Alberta, Canada.  Mr. Hatch managed all executive functions of the company and particularly focused on the development and management of the company’s educational services.  During his time at Keaton International, Mr. Hatch led corporate networking and marketing campaigns world-wide.  Mr. Hatch earned a Bachelor’s Degree in Education from the University of Alberta in 1974.  Mr. Hatch is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  We considered Mr. Hatch’s experience with the Company, as a founder and as the principal executive officer of Profire Combustion, and his previous management and operational oversight experience in concluding that he should serve as a director of the Company.

Harold Albert.  Mr. Albert became the Chief Operating Officer of Profire Energy, Inc. in October 2008 and a director of the Company in November 2008.  Since that time Mr. Albert has been responsible for research and development of new products and services as well as overseeing Company operations in Canada.  Mr. Albert co-founded Profire Combustion, Inc. in 2002.  He has served as the President and Chief Operating Officer of Profire Combustion since that time.  In this capacity Mr. Albert is responsible for research and development of new products and services and overseeing operations.  Prior to founding Profire Combustion, Mr. Albert worked in the oil services industry for Titan Technologies, Inc. from 1996 to 2002.  During that time Mr. Albert served as an Associate Manager overseeing the company’s burner division.  From 1993 to 1996 Mr. Albert was employed with Natco Canada doing start up and commissioning of oil and gas facilities in both Canada and Russia.  Mr. Albert is not, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  We considered Mr. Albert’s experience with the Company, as a founder and principal operating officer of Profire Combustion and his previous management and operational experience in concluding that he should serve on the Company’s board of directors.

Andrew Limpert.  Mr. Limpert graduated from the University of Utah with a Bachelors of Science degree in Finance in 1994.  He earned a Masters of Business Administration with an emphasis in Finance from Westminster College in 1998.  Mr. Limpert joined the Company in November 2007 and has served as an executive officer and director of the Company since that time.  As Chief Financial Officer, Mr. Limpert is responsible for strategic financial and business planning, business expansion and financial reporting.  From 1998 to 2008, Mr. Limpert was employed with an advisory firm providing strategic and financial advice for several investment banks.  For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas.  In 2007 he became the chairman of the board of directors of Nine Mile Software Inc., a rebalancing and mutual fund trading software developer.  Nine Mile Software became an SEC registrant during 2008.  He resigned as Chairman of Nine Mile in April 2011.  During the past five years Mr. Limpert has served as a director and interim CEO of Ohr Pharmaceutical Inc., a New York based biotech incubator.  Ohr Pharmaceutical is also an SEC registrant. Mr. Limpert resigned as an officer and director of Ohr Pharmaceutical in April 2010.  Mr. Limpert also serves on the board of directors of several non-profit organizations working in the areas of substance recovery and fitness and sports for youth, the Utah County Chamber of Commerce and the Bill & Vieve Gore School of Business at Westminster College.  Mr. Limpert is not, nor has he in the past five years been, a nominee or director of any registered investment company. We considered Mr. Limpert’s extensive investment experience and his related finance and educational background in concluding that he should serve on the Company’s board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

As discussed in previous company reports, during 2012 Mr. Limpert entered into a settlement agreement with the Commission in connection with administrative proceedings commenced against him in 2011 for alleged events occurring between 2004 and 2008.   After a comprehensive investigation and full cooperation with the Commission, Mr. Limpert, based on the advice of his private SEC counsel, believed the settlement was in his best interest under the circumstances.  While not admitting to or denying the Commission’s findings, Mr. Limpert consented to disgorgement, penalties and interest for certain fees earned.  The penalties assessed were within the lowest tier statutorily allowed.  Mr. Limpert also agreed not to engage in violations of U.S. securities laws and to be temporarily barred from certain specific activities such as association or employment with any broker, dealer, investment adviser, investment company, etc., and from participating in an offering of penny stock as an unrelated collateral bar.  The settlement agreement provides that Mr. Limpert may reapply for licensure for any of the above after one calendar year, subject to compliance with the terms and conditions set out in the settlement agreement.  None of the violations alleged against Mr. Limpert related to his involvement with the Company.

The board of directors believes Mr. Limpert continues to be capable to serve on the Company’s board of directors and as the Company’s CFO, which entails the following responsibilities:

•	managing corporate financial controls, forecasts and reporting,
•	overseeing financial and feasibility analyses of all material projects, especially in entering new regions and making significant personnel decisions,
•	overseeing the materials, timing, and execution of corporate communication
•	overseeing engagements and communication with the financial community (e.g. shareholders, brokers, fund managers, etc.),
•	managing corporate sales strategies,
•	identifying and engaging experienced personnel who could potentially enhance the company’s board of directors, and
•	other responsibilities, as assigned by the CEO or board of directors.

Mr. Limpert has been an integral part of the Company’s creation of value and is an asset to the Company’s ongoing development. The board of directors sees the aforementioned as an unrelated incident to the Company.

Other than the foregoing, during the past ten years none of our executive officers or directors has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

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

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity poll operator, floor broker, leverage transaction merchant, and other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

To our knowledge, none of our officers, directors or affiliates or any owner of record of 5% or more of our common stock, or any associate of any of the foregoing, is a party adverse to the Company or any of our subsidiaries or has a material interest adverse to the Company or any of our subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the fiscal year ended March 31, 2013 all filing requirements applicable to our officers, directors, greater than 10% stockholders or any other person subject to Section 16 of the Exchange Act were met on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	full, fair, timely, accurate and understandable disclosure in reports and documents that we file with, or submit to the Commission and in our other public communications;
●	compliance with applicable governmental laws, rules and regulations;
●	prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	accountability for adherence to the code.

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

Committees of the Board of Directors

The OTCBB does not require us to have an audit committee, a compensation committee or a corporate governance and nominating committee and the board does not currently have standing audit, compensation or corporate governance and nominating committees.  Our board of directors has determined that at this time it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.  The full board of directors is responsible for selection, review and oversight of the Company’s independent registered public accounting firm; approval of all audit, review and attest services provided by the independent registered public accounting firm; the integrity of our reporting practices and the evaluation of our internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by our independent registered public accounting firm. Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not at this time have an “audit committee financial expert” as defined under the rules of the Commission.  The board believes that none of the current board members would qualify as an independent audit committee financial expert.

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

Procedures for Security Holders to Nominate Candidates to the Board of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since December 21, 2012, the date we last provided information with regard to our director nomination process.

Item 11.  Executive Compensation

The following table summarizes the total compensation paid to the person serving as our principal executive officer and our other executive officers.  These individuals are referred to herein as “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation(1) ($)	Total ($)

Brenton W. Hatch	2013	202,539	149,850	-0-	-0-	25,200	377,589
CEO and Director	2012	208,858	150,000	-0-	-0-	22,800	381,658

Andrew Limpert	2013	168,000	40,000	-0-	-0-	16,800	224,800
CFO and Director	2012	168,000	40,000	-0-	-0-	16,800	224,800

Harold Albert	2013	203,795	149,850	-0-	-0-	$34,066	387,711
COO and Director	2012	204,000	151,125	-0-	-0-	30,338	385,463

(1) For a breakdown of the compensation components included in “All Other Compensation” please see the “All Other Compensation” table below.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Vehicle Allowance, Fuel, Maintenance and Related Costs ($)	Cell Phone Expenses ($)	Medical Insurance Premiums ($)

Brenton W. Hatch	2013	$9,600	$3,600	$12,000
	2012	9,600	3,850	12,000

Andrew Limpert	2013	9,600	-0-	7,200
	2012	9,600	-0-	7,200

Harold Albert	2013	$20,379	$3,669	$10,018
	2012	24,853	-0-	5,484

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

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer.  Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions.  During the 2013 fiscal year, the employment agreements of Mr. Hatch, Mr. Albert and Mr. Limpert provided for a full-time monthly salary of $17,000 per month.  During fiscal 2013, Mr. Limpert was not employed by the Company on a full-time basis.  His salary was adjusted to reflect the amount of time dedicated to his employment with the Company.  As discussed in more detail below under the heading “Employment Agreements” in June 2013 the Company executed new employment agreements with Messrs. Hatch, Albert and Limpert, retroactive to May 1, 2013.  The new employment agreements provide that Messrs. Hatch and Albert will each receive an annual salary of $270,000 per year and Mr. Limpert will receive an annual salary of $240,000 per year. These salaries may be adjusted upward by the Company’s board of directors at their discretion.

Bonuses

We may also make cash awards to our named executive officers and employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  In the event this type of cash award is made, it is reflected in the “Summary Compensation Table” under a separate column entitled “Bonus.”  During the 2013 fiscal year, the board of directors, of its own discretion, awarded bonuses of $149,850 to Mr. Hatch, $149,850 to Mr. Albert and $40,000 to Mr. Limpert.  The bonuses were not awarded pursuant to any pre-established, performance-based criteria set by the board of directors.  Rather, the bonuses were awarded in recognition of the efforts of the named executive officers for revenue expansion, leadership and product innovation.  The Company was under no obligation to award the cash bonuses and is under no obligation to award future cash bonuses.

 Employer Benefit Plans

At the current time, we do not provide any retirement, pension, or other benefit plans to our named executive officers; however, the board of directors may adopt plans as it deems reasonable under the circumstances.

 Employment Agreements

We entered into employment agreements with Mr. Hatch and Mr. Albert in November 2008, and with Mr. Limpert in January 2009.  These employment agreements provided for an initial employment term of three calendar years from the date of the agreements.  With the expiration of the initial term, the agreements were self-renewing for additional one year periods for ten years unless terminated in accordance with the terms of the agreements.

Subsequent to the fiscal year end on June 28, 2013, we executed new employment agreements with Messrs. Hatch, Albert and Limpert (the “new employment agreements”), which were retroactively effective to May 1, 2013.  Except as disclosed herein, the terms and conditions of the new employment agreements are not materially different than the employment agreements we previously had in place with Messrs. Hatch, Albert and Limpert (the “old employment agreements”).

As with the old employment agreement, the new employment agreements of Mr. Hatch and Mr. Albert provide that they will devote, on a full-time basis, their best ability and talents to the business of the Company. The agreements prohibit the individuals from providing consulting services or accepting employment with any other party unless pre-approved by the Company.  Mr. Limpert’s old employment agreement provided that he would initially be employed on a part-time, as needed basis.  The new employment agreement of Mr. Limpert provides for full-time employment under the same terms and obligations and Messrs. Hatch and Albert.

Under the old employment agreements, in addition to a monthly salary, Messrs. Hatch, Albert and Limpert were entitled to reimbursement of all reasonable and necessary out-of-pocket personal expenses up to $3,000 per month for Mr. Hatch and Mr. Albert and up to $2,000 per month for Mr. Limpert. Expense items exceeding these limits were required to receive Company approval. The old employment agreements provided for an $800 per month auto allowance for Messrs. Hatch, Albert and Limpert and that they would each be entitled to equal treatment with other principal officers of the Company with regard to medical and dental plans and benefits, retirement or similar plans, life insurance, sick leave, vacation or disability.  Under the old employment agreements the Company was to provide $1,000 per month for health/dental premiums and $1,000 per month matching retirement benefits when the Company establishes such a plan.

The new employment agreements provide that Messrs. Hatch, Albert and Limpert are entitled to:

●	an automobile allowance to $1,200 per month;
●
payment of or reimbursement for certain reasonable and necessary out-of-pocket expenses incurred in the performance of their duties, as detailed in the new employment agreements, subject to presentment of appropriate vouchers or receipts;

●	a $2,000 per month personal allowance
●	payment of the employee’s medical and dental insurance premiums; and
●	four weeks of paid vacation or leave time each year.

The new employment agreements also allow the board to consider the award of a year-end annual cash bonus based on performance.  No specific performance criteria are set forth in the employment agreements.

As with the old employment agreements, the new employment agreements contain confidentiality, non-disclosure, non-compete, non-solicitation, information return and intellectual property assignment provisions.

Termination and Change in Control

Both the old and new employment agreements of Messrs. Hatch, Albert and Limpert contain provisions for payment in the event of termination of employment.  Under the new employment agreements, Messrs. Hatch, Albert or Limpert are entitled to the following payments in the event of termination of employment:

●
Without cause.  The employee may be terminated without cause by the Company at any time, but with 90 days prior written notice. If terminated without cause, the Company shall pay the employee, as a severance allowance, his then current monthly base salary, and health and other benefits for the two-week period following the month of termination and including the month in which notice of termination occurs if employed for a continuous period of six months or more.

●
For cause upon prior written notice. If terminated for cause the individual shall be entitled to receive his then current monthly base salary and any employee rights or compensation which would vest in the month of termination pro-rated through the date of termination but off-set by any amounts which have been appropriated or wrongfully taken by the employee or which arise out of damages to the Company through the errors or omissions of the employee.

●
By resignation. If the employee resigns, he shall be entitled to receive his current monthly base salary and any other compensation or right which would vest in the month the resignation becomes effective, pro-rated to the date of last service. In the event of a resignation, employment shall terminate on the earlier of, 30 days following the written submission of resignation or the date the resignation is accepted by the Company.

●
For disability or death. The Company shall have the option to terminate the employment agreement should the employee no longer be able to perform his essential functions. In the event of termination for death or disability the employee shall be entitled to the same compensation and benefits as if the agreement had been terminated without cause.

We do not have agreements, plans or arrangements, written or unwritten, with any of Messrs. Hatch, Albert or Limpert that would provide for payments or other benefits to any of them in the event of a change in control of the Company or a change in their responsibilities following a change in control of the Company.

The foregoing description of the new employment agreements of Messrs. Hatch, Albert and Limpert does not purport to be complete and is qualified by reference to the respective employment agreements of each individual, which are included as Exhibits 10.1, 10.2 and 10.3, respectively, to this annual report on Form 10-K and incorporated herein by reference.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of the named executive officers held outstanding equity awards at our fiscal year end.

DIRECTOR COMPENSATION

Each of our directors is also a named executive officer and employee of the Company.  All compensation earned by Messrs. Hatch, Albert and Limpert was compensation for services rendered in their capacity as employees of the Company.  They received no compensation for serving on our board of directors during the 2013 or 2012 fiscal years.  For details regarding the compensation received by each of our directors please see the Summary Compensation Table on page 32 of this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 14, 2013 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 45,250,000 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Brenton W. Hatch(1)	15,750,000	34.8%
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common	Harold Albert(1)	15,750,000	34.8%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6

Common	Andrew Limpert(1)	3,628,085	8.0%
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common	Shelly Nichol & Timothy Paul Nichol	3,217,991	7.1%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6
All executive officers and directors as a group (3 persons)		35,128,085	77.6%
	TOTAL	38,346,076	84.7%

(1)  Messrs. Hatch, Albert and Limpert are executive officers and directors of the Company.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2013 the following securities were authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	1,805,000(1)	$0.74	2,650,000
Equity compensation plans not approved by security holders	-0-	n/a	-0-
Total	1,805,000	$0.74	2,650,000

(1) Includes outstanding options to purchase an aggregate of 410,000 shares of our common stock granted pursuant to The Flooring Zone, Inc. 2003 Stock Incentive Plan (“2003 Plan”)  and outstanding options to purchase an aggregate of 1,395,000 shares our common stock granted  pursuant to the Profire Energy, Inc. 2010 Equity Incentive Plan (“2010 Plan”.)

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

Item 14.  Principal Accountant Fees and Services

Sadler, Gibb and Associates, LLC. served as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2013 and 2012.  Sadler, Gibb and Associates, LLC, is expected to serve as the Company’s independent registered public accounting firm for the 2014 fiscal year.  Principal accounting fees for professional services rendered for us by Sadler, Gibb and Associates, LLC, are summarized as follows:

	Fiscal 2013	Fiscal 2012

Audit	$45,000	$40,000
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-
Total	$45,000	$40,000

Audit Fees.  Audit fees were for professional services rendered in connection with the audit of our annual financial statements included in our annual report on Form 10-K, review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Board of Directors Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm.  Our board of directors has the authority to grant pre-approvals of non-audit services.

Our board of directors has not, as of the date of this annual report on Form 10-K, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the board of directors as a whole has pre-approved all such services. In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the services provided by our independent registered public accounting firm described above are compatible with maintaining independence as our independent registered public accounting firm.

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2013 and 2012.

Consolidated Statements of Operations and Other Comprehensive Income for the years ended March 31, 2013 and 2012.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(2)
3.2	Articles of Amendment to the Articles of Incorporation(3)
3.3	Bylaws of The Flooring Zone, Inc.(2)
3.4	Bylaws of The Flooring Zone, Inc. (as amended through October 8, 2008)(1)
4.1	2003 Stock Incentive Plan(2)+
4.2	Profire Energy, Inc. 2010 Equity Incentive Plan(5)+
10.1	Employment Agreement of Brenton W. Hatch dated June 28, 2013*+
10.2	Employment Agreement of Harold Albert, dated June 28, 2013*+
10.3	Employment Agreement of Andrew Limpert, dated June 28, 2013*+
14.1	Code of Ethics(4)
21.1	Subsidiaries*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

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
(3)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2009.
 (4)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on April 17, 2007.
(5) Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date: July 1, 2013	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer and	July 1, 2013
Brenton W. Hatch	Chairman of the Board of Directors

/s/ Andrew Limpert	Chief Financial Officer and Director	July 1, 2013
Andrew Limpert

/s/ Harold Albert	Chief Operating Officer and Director	July 1, 2013
Harold Albert

PROFIRE ENERGY, INC.

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2013 and 2012

PROFIRE ENERGY, INC.

Table of Contents

Page

Report of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – March 31, 2013 and 2012	F-2

Consolidated Statements of Operations and Other Comprehensive Income
for the years ended March 31, 2013 and 2012	F-3

Consolidated Statement of Stockholders’ Equity from
March 31, 2011 through March 31, 2013	F-4

Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Profire Energy, Inc.

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. as of March 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
July 1 , 2013

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	March 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$808,772	$1,914,877
Accounts receivable, net	5,879,165	4,236,240
Marketable securities-available for sale	-	840
Inventories	3,463,614	1,968,740
Deferred tax asset	-	12,569
Prepaid expenses	1,967	10,202

Total Current Assets	10,153,518	8,143,468

PROPERTY AND EQUIPMENT, net	2,232,355	1,982,290

TOTAL ASSETS	$12,385,873	$10,125,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,499,330	$645,215
Accrued liabilities	189,489	251,137
Deferred income tax liability	72,857	-
Income taxes payable	161,550	597,830

Total Current Liabilities	1,923,226	1,494,182

TOTAL LIABILITIES	1,923,226	1,494,182

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,250,000 and 45,000,000
shares issued and outstanding, respectively	45,250	45,000
Additional paid-in capital	585,735	74,343
Accumulated other comprehensive income	371,466	484,692
Retained earnings	9,460,196	8,027,541

Total Stockholders' Equity	10,462,647	8,631,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,385,873	$10,125,758

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended
	March 31,
	2013	2012
REVENUES
Sales of goods, net	$15,740,546	$14,875,652
Sales of services, net	1,146,721	1,049,561
Total Revenues	16,887,267	15,925,213

COST OF SALES
Cost of goods sold	7,034,703	6,170,073
Cost of goods sold-services	1,043,294	717,796
Total Cost of Goods Sold	8,077,997	6,887,869

GROSS PROFIT	8,809,270	9,037,344

OPERATING EXPENSES
General and administrative expenses	3,798,075	2,752,451
Payroll expenses	2,656,762	1,757,855
Loss on sale of fixed assets	13,936	-
Depreciation expense	195,070	159,421

Total Operating Expenses	6,649,907	4,669,727

INCOME FROM OPERATIONS	2,159,363	4,367,617

OTHER INCOME (EXPENSE)
Interest expense	-	(20,370)
Permanent impairment of available for sale securities	(8,438)	-
Rental income	629	3,600
Interest income	25,942	375

Total Other Income (Expense)	4,197	(16,395)

NET INCOME BEFORE INCOME TAXES	2,163,560	4,351,222

INCOME TAX EXPENSE	730,905	1,163,451

NET INCOME	$1,432,655	$3,187,771

OTHER COMPREHENSIVE INCOME
UNREALIZED HOLDING LOSS
ON AVALIABLE FOR SALE SECURITIES	$-	$(2,445)
LESS: RECLASSIFICATION ADJUSTMENT FOR
NET LOSS INCLUDED IN NET INCOME	8,438	-
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(121,664)	(147,061)

TOTAL COMPREHENSIVE INCOME	$1,319,429	$3,038,265

BASIC EARNINGS PER SHARE	$0.03	$0.07

FULLY DILUTED EARNINGS PER SHARE	$0.03	$0.07

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,109,767	45,000,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,371,956	45,218,238

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2011	45,000,000	$45,000	$(6,187)	$634,198	$4,839,770	$5,512,781

Fair value of options vested	-	-	80,530	-	-	80,530

Unrealized holding losses on
available for sale securities	-	-	-	(2,445)	-	(2,445)

Foreign currency translation	-	-	-	(147,061)	-	(147,061)

Net Income for the year
ended March 31, 2012	-	-	-	-	3,187,771	3,187,771

Balance, March 31, 2012	45,000,000	45,000	74,343	484,692	8,027,541	8,631,576

Fair value of options vested	-	-	166,187	-	-	166,187

Stock issued for services	250,000	250	345,205	-	-	345,455

Reclassification for net loss
included in net income	-	-	-	8,438	-	8,438

Foreign currency translation adjustment	-	-	-	(121,664)	-	(121,664)

Net Income for the year
ended March 31, 2013	-	-	-	-	1,432,655	1,432,655

Balance, March 31, 2013	45,250,000	$45,250	$585,735	$371,466	$9,460,196	$10,462,647

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES

Net Income	$1,432,655	$3,187,771
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation expense	243,838	198,707
Loss on sale of equipment	13,936	-
Bad debt expense	69,975	46,203
Stock issued for services	345,455	-
Stock options issued for services	166,187	80,530
Changes in operating assets and liabilities:
Changes in accounts receivable	(1,494,660)	(2,049,959)
Changes in deferred tax asset	12,569	-
Changes in inventories	(1,528.107)	(703,223)
Changes in prepaid expenses	8,218	(9,341)
Changes in accounts payable and accrued liabilities	736,341	498,981
Changes in income taxes payable	(376,999)	354,466

Net Cash Provided by (Used in) Operating Activities	(370,592)	1,604,135

INVESTING ACTIVITIES
Proceeds from sale of equipment	13,770	-
Purchase of fixed assets	(550,622)	(1,487,628)

Net Cash Used in Investing Activities	(536,852)	(1,487,628)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	(198,661)	108,984

NET INCREASE (DECREASE) IN CASH	(1,106,105)	225,491
CASH AT BEGINNING OF YEAR	1,914,877	1,689,386

CASH AT END OF YEAR	$808,772	$1,914,877

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$20,370
Income taxes	$294,625	$703,622

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

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

Principles of Consolidation

The consolidated financial statements include our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Basic and Diluted Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 267,135 and 218,238 stock options included in the fully diluted earnings per share as of March 31, 2013 and 2012 respectively. Basic earnings per share for the years ended March 31, 2013 and 2012 are as follows:

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Years Ended March 31,
	2013	2012
Net income applicable to common shareholders	$1,432,655	$3,187,771
Weighted average basic shares outstanding	45,109,767	45,000,000
Weighted average fully diluted shares outstanding	43,371,956	45,218,238
Basic earnings per share	$0.03	$0.07
Fully diluted earnings per share	$0.03	$0.07

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian Dollar (CAD). The financial statements of the Company were translated to U.S. Dollars (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 0.982898 and 1.00274 were used to convert the Company’s March 31, 2013 and 2012 balance sheets, respectively, and the statements of operations used weighted average rates of 0.982898 and 1.0075 for the years ended March 31, 2013 and 2012, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Comprehensive Income.

Accounting Method and Fiscal Year

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on March 31.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

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

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of March 31, 2013 and 2012, cash and cash equivalents totaled $808,772 and $1,914,877, respectively. These deposits were insured by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada and the FDIC.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $133,974 and $65,110 as of March 31, 2013 and 2012, respectively.

Inventories

In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis. Inventory consists of finished goods held for sale.  As of March 31 inventories consisted of the following:

	March 31, 2013	March 31, 2012
Raw materials	$-	$-
Finished goods	3,553,140	2,026,108
Work in process	-	-
Subtotal	3,553,140	2,026,108
Reserve for obsolescence	(89,526)	(57,368)
Total	$3,463,614	$1,968,740

Marketable Securities

The Company reports its investments in marketable securities under the provisions of ASC 320, Investments in Debt and Equity Securities. All the Company’s marketable securities are classified as “available for sale” securities, as the market value of the securities are readily determinable and the Company’s intention upon obtaining the securities was neither to sell them in the short term nor to hold them to maturity. Pursuant to ASC 320, securities which are classified as “available for sale” are recorded on the Company’s balance sheet at fair market value, with the resulting unrealized holding gains and losses excluded from earnings and reported as other comprehensive income until realized.

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined. The Company recognized other-than-temporary impairment to marketable securities in the amount of $8,438 and $-0- during the years ended March 31, 2013 and 2012, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended March 31, 2013 and 2012.

Revenue Recognition

The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Cost of Sales

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $98,222 and $29,210 during the years ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Sales to the Company’s four largest customers approximated 37% and 52% of total sales for the years ended March 31, 2013, and 2012, respectively.

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax are 35.7% and 27.6% for the years ended March 31, 2013 and 2012, respectively.

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities as reported for financial statement and income tax purposes. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if any. The Company makes estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income for each full fiscal year.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development were $315,045 and $164,400 for the years ended March 31, 2013 and 2012 respectively.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $299,864 and $189,611 during the years ended March 31, 2013 and 2012, respectively.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Furniture and fixtures	5 Years
Machinery and equipment	5 Years
Buildings	25 Years
Vehicles	3 Years
Computers	3 Years

Property and equipment consisted of the following as of March 31, 2013 and 2012:

	2013	2012
Office Furniture and Equipment	$360,008	$258,127
Service and Shop Equipment	391,780	314,875
Vehicles	431,255	251,107
Land and Buildings	1,760,247	1,721,564
Total Property and Equipment	2,943,290	2,545,673
Accumulated Depreciation	(710,935)	(563,383)
Net Property and Equipment	$2,232,355	$1,982,290

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

NOTE 2 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the years ended March 31, 2013 and 2012 are as follows:

	Years Ended March 31,
	2013	2012
Cost of goods sold	$48,768	$39,286
General and administrative	195,070	159,421
Total	$243,838	$198,707

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company had the following $0.001 par value authorized stock:

Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

During the year ended March 31, 2013, the Company issued 250,000 shares of its common stock for services valued at $345,455, the share were valued at the trading price on the date of issuance.  As of March 31, 2013 and 2012, the Company had issued 45,250,000 and 45,000,000 shares of common stock, respectively.

NOTE 4 – PROVISION FOR INCOME TAXES

Reconciliation of US Federal/Canadian Statutory Income Tax Rate to Effective Income Tax Rate:

	March 31, 2013	March 31, 2012
United States statutory income tax rate	35.0%	35.0%
Increase (decrease) in valuation allowance	0.6	(7.5)
Decrease in rate on income subject to Canadian income tax rates	-	-
Increase (decrease) in rate resulting from non-deductible expenses and deductible adjustments	0.1	0.1
	0.7	(7.4)
Effective income tax rate	35.7%	27.6%

Components of Income Tax Expense	March 31, 2013	March 31, 2012
Federal U.S. Income Taxes
-Current	$30,874	$-
-Deferred	72,857	17,791
Foreign (Canadian and Provincial) Income Taxes	623,438	1,176,020
State Income Taxes
-Current	3,736	-
-Deferred	-	(30,360)

Total Income Tax Expense	$730,905	$1,163,451

The following are temporary items:  non-deductible write-down of marketable securities, increase or decrease in rate resulting from depreciation and loss on equipment for book purposes in excess of depreciation for income tax purposes.  These temporary differences are insignificant, for 2013 and 2012.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

NOTE 4 – PROVISION FOR INCOME TAXES (CONTINUED)

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2013 and 2012.

Net deferred tax liability arising from the accelerated depreciation claimed by the Parent on its stand-alone tax return is $72,857, as of March 31, 2013.  Net deferred tax assets arising from the warrant expense accrual as offset by the accelerated depreciation claimed by the Parent on its stand-alone tax returns is $12,569 as of March 31, 2012.

NOTE 5 – AVAILABLE FOR SALE SECURITIES

The following table sets forth the available for sale securities held by the Company as of March 31, 2013:

Company name	Symbol	Shares	Market value (USD)	Fair market value
Copper King Mining Corporation	CPRK	5,000	$ 0.000	$ -
Deep Blue Marine Inc.	DPBE	120,000	0.000	-

Total value of trading securities				$ -

The following table sets forth the available for sale securities held by the Company as of March 31, 2012:

Company name	Symbol	Shares	Market value (USD)	Fair market value
Copper King Mining Corporation	CPRK	5,000	$ 0.000	$ -
Deep Blue Marine Inc.	DPBE	120,000	0.001	835

Total value of trading securities				$ 835

During the year ended March 31, 2013 the Company recognized a permanent impairment of the cost of its available for sale securities in the amount of $8,438.

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

Sales	2013	2012
Canada	$10,977,476	$15,055,543
United States	5,909,791	869,670

Total	$16,887,267	$15,925,213

Long – Lived Assets	2013	2012
Canada	$1,560,869	$1,596,209
United States	671,486	386,081

Total	$2,232,355	$1,982,290

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

NOTE 7 – COMMON STOCK PURCHASE OPTIONS

On October 28, 2009, the Company issued a total of 410,000 stock purchase options exercisable for the purchase of its common stock at $0.40 per share. The options were issued to key employees. The options vest 1/3 each year for 3 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of October 28, 2009: dividend yield of zero percent; expected volatility of 127%; risk-free interest rates of 1.35% and expected life of 3.0 years. The Company recognized $18,436 and $40,224 in expense for the fair value of the options vesting during 2013 and 2012, respectively.

On February 15, 2011, the Company issued a total of 600,000 stock purchase options exercisable for the purchase of its common stock at $0.30 per share. The options were issued to key employees. The options vest over 1/5 each year for 5 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of February 15, 2011: dividend yield of zero percent; expected volatility of 254%; risk-free interest rates of 2.02% and expected life of 2.5 years. The Company recognized $40,702 and $40,306 in expense for the fair value of the options vesting during 2013 and 2012, respectively.

On September 27, 2012, the Company issued a total of 820,000 stock purchase options exercisable for the purchase of its common stock at $1.25 per share. The options were issued to key employees. The options vest over 1/5 each year for 5 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of September 27, 2012: dividend yield of zero percent; expected volatility of 191%; risk-free interest rates of 2.37% and expected life of 2.5 years. The Company recognized $106,501 and $-0- in expense for the fair value of the options vesting during 2013 and 2012, respectively.

A summary of the status of the Company’s stock option plans as of March 31, 2013 and 2012 and the changes during the period are presented below:

	2013	2012
Unexercised options, beginning of year	1,010,000	1,010,000
Stock options issued during the year	820,000	-
Stock options canceled	(25,000)	-
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	1,805,000	1,010,000

Exercisable options, end of year	650,000	393,334

The following table summarizes information about the stock options as of March 31, 2013:

Outstanding Options
		Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value
$ 0.40	410,000	1.46	$ 0.40	$ 164,000
$ 0.30	600,000	3.88	0.30	180,000
$ 1.25	795,000	5.49	1.25	993,750
	1,805,000	4.04	$ 0.74	$ 1,337,750

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

NOTE 7 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about the exercisable stock options as of March 31, 2013:

Exercisable Options
		Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value
$ 0.40	410,000	1.46	$ 0.40	$ 164,000
$ 0.30	240,000	3.88	0.30	72,000
$ 1.25	-	5.49	1.25	-
	650,000	2.35	$ 0.36	$ 236,000

The following table summarizes information about non-vested options as of the year ended March 31, 2013:

		Wtd. Avg.
		Grant Date
	Options	Fair Value
Non-vested at March 31, 2012	616,666	$ 0.34
Stock options issued during the year	795,000	1.25
Vested during the year ended March 31, 2012	(256,666)	0.74
Non-vested at March 31, 2013	1,155,000	$ 0.34

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Line of Credit

The Company had a $400,000 revolving credit line with a local banking institution that it uses from time to time to satisfy short-term fluctuations in cash flows. At March 31, 2013 and 2012 the Company had $-0- outstanding on the line of credit. Subsequent to year end, the line of credit was closed.

Operating Lease

On February 12, 2012 the Company entered into a lease for office space in Houston, Texas. The lease term extends through January 31, 2014 at $1,463 per month.  Future lease obligations are as follows:

2014	$14,625
Total	$14,625

Royalties

The Company paid royalties of $736,414 and $768,647 for the years ended March 31, 2013 and 2012, respectively.  Future royalties are estimated to be $400,000 per year with negotiations in process.  Royalties are paid on certain company products, to which an outside contractor was used during development.  The royalties are paid on a quarterly basis.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has no material events to report.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Employment Agreement of Brenton W. Hatch dated June 28, 2013
10.2	Employment Agreement of Harold Albert, dated June 28, 2013
10.3	Employment Agreement of Andrew Limpert, dated June 28, 2013
21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350