Form 10-Q
period 2013-06-30
PROFIRE ENERGY INC
filed 2013-08-13
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ]     No [X]

As of August 9, 2013 the registrant had 45,250,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consdensed Consolidated Balance Sheets

ASSETS

	June 30,	March 31,
	2013	2013
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1,791,153	$808,772
Accounts receivable, net	5,937,473	5,879,165
Inventories	4,518,817	3,463,614
Prepaid expenses	29,037	1,967

Total Current Assets	12,276,480	10,153,518

PROPERTY AND EQUIPMENT, net	2,133,758	2,232,355

TOTAL ASSETS	$14,410,238	$12,385,873

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,288,298	$1,499,330
Accrued liabilities	249,404	189,489
Deferred income tax liability	61,313	72,857
Income taxes payable	781,199	161,550
Total Current Liabilities	2,380,214	1,923,226

TOTAL LIABILITIES	2,380,214	1,923,226

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,250,000 and
45,250,000 shares issued and outstanding, respectively	45,250	45,250
Additional paid-in capital	649,161	585,735
Accumulated other comprehensive income	261,433	371,466
Retained earnings	11,074,180	9,460,196

Total Stockholders' Equity	12,030,024	10,462,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,410,238	$12,385,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	June 30,
	2013	2012
REVENUES
Sales of goods, net	$6,838,961	$3,451,507
Sales of services, net	342,619	225,766
Total Revenues	7,181,580	3,677,273

COST OF SALES
Cost of goods sold - product	2,724,480	1,327,716
Cost of goods sold-services	268,197	172,720
Total Cost of Goods Sold	2,992,677	1,500,436

GROSS PROFIT	4,188,903	2,176,837

OPERATING EXPENSES
General and administrative expenses	839,123	993,880
Research and development	95,930	39,780
Payroll expenses	835,076	341,853
Depreciation expense	61,328	46,458

Total Operating Expenses	1,831,457	1,421,971

INCOME FROM OPERATIONS	2,357,446	754,866

OTHER INCOME (EXPENSE)
Interest expense	(10,467)	(1,252)
Rental income	615	-
Interest income	801	69

Total Other Income (Expense)	(9,051)	(1,183)

NET INCOME BEFORE INCOME TAXES	2,348,395	753,683

INCOME TAX EXPENSE	734,411	187,948

NET INCOME	$1,613,984	$565,735

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(110,033)	$(162,820)

TOTAL COMPREHENSIVE INCOME	$1,503,951	$402,915

BASIC EARNINGS PER SHARE	$0.04	$0.01

FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.01

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,250,000	45,030,989
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,727,737	45,128,972

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES

Net Income	$1,613,984	$565,735
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation expense	81,771	52,143
Common stock issued for services	-	90,000
Bad debt expense	-	9,951
Stock options issued for services	63,427	20,133
Changes in operating assets and liabilities:
Changes in accounts receivable	(170,636)	472,239
Changes in inventories	(1,110,448)	(207,320)
Changes in prepaid expenses	(27,070)	(33,659)
Changes in accounts payable and accrued liabilities	(104,699)	(80,160)
Changes in income taxes payable	612,273	26,565

Net Cash Provided by Operating Activities	958,602	915,627

INVESTING ACTIVITIES

Purchase of fixed assets	(33,150)	(150,999)

Net Cash Used in Investing Activities	(33,150)	(150,999)

FINANCING ACTIVITIES	-	-

Effect of exchange rate changes on cash	56,929	50,806

NET INCREASE IN CASH	982,381	815,434
CASH AT BEGINNING OF PERIOD	808,772	1,914,877

CASH AT END OF PERIOD	$1,791,153	$2,730,311

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$10,467	$1,252
Income taxes	$114,762	$171,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2013 and March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification
Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of June 30, 2013 and March 31, 2013, bank balances included $1,791,153 and $808,772, respectively, held by the Company’s banks guaranteed by the Province of Alberta, Canada and the FDIC.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $125,404 and $133,974 as of June 30, 2013 and March 31, 2013, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  As of June 30, 2013 and March 31, 2013 inventory consisted of the following:

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2013 and March 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

	June 30, 2013	March 31, 2013
Raw materials	$-	$-
Finished goods	4,606,725	3,553,140
Work in process	-	-
Subtotal	4,606,725	3,553,140
Reserve for obsolescence	(87,908)	(89,526)
Total	$4,518,817	3,463,614

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to US and Canadian income taxes, respectively, on its US and Canadian income with a credit provided for foreign taxes paid.   The combined effective rates of income tax expense (benefit) in the US and Canada are, respectively, 35% and 28% for the three months ended June 30, 2013 and 2012, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 477,737 and 255,250 stock options included in the fully diluted earnings per share as of June 30, 2013 and 2012, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Three Months Ended June 30,
	2013		2012
Net income applicable to common shareholders	S	1,613,984	S	565,735
Weighted average shares outstanding		45,250,000		45,030,989
Weighted average fully diluted shares outstanding		45,727,737		45,128,972
Basic earnings per share	S	0.04	S	0.01
Fully diluted earnings per share	S	0.04	S	0.01

Foreign Currency and Comprehensive Income
The Company’s functional currencies are the United States dollar (USD) and the Canadian dollar (CAD), the reporting currency is USD.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC830-20, “Foreign Currency Matters – Foreign Currency Transactions”. The period-end exchange rates of 0.950616 and 0.982898 were used to convert the Company’s June 30, 2013 and March 31, 2013 balance sheets, respectively, and the statements of operations used weighted average rates of 0.976926 and 0.9901 for the three months ended June 30, 2013 and 2012, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2013 and March 31, 2013

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

NOTE 3 – FAIR VALUE MEASUREMENT

The Company measures its cash equivalents and marketable securities at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The Company classifies its cash equivalents and marketable securities within Level 1. This is because it values its cash equivalents and marketable securities using quoted market prices.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement at Reporting Date Using
Description	As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$1,791,153	$1,791,153	$-	$-

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2013 and March 31, 2013

NOTE 4 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,
Sales	2013	2012
Canada	$2,798,362	$2,935,422
United States	4,383,218	741,851
Total	$7,181,580	$3,677,273

Long-lived assests	2013	2012
Canada	$1,488,622	$1,583,613
United States	645,136	454,724
Total	$2,133,758	$2,038,337

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month periods ended June 30, 2013 and 2012.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2013.

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

Overview

We manufacture, install and service oilfield combustion management technologies and related products (e.g. fuel train components, secondary airplates, etc.)  Our products and services aid oil and natural gas producers in the safe and efficient transportation, refinement and production of oil and natural gas. Our primary products are burner management systems.

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

Our products help monitor and manage this burner flame, reducing the need for employee interaction with the burner (e.g. for re-ignition or temperature monitoring), which results in greater operational efficiencies, increased safety, and improved compliance for the oil or gas producer.  We believe there is a growing trend in the industry toward automation, including a demand for automation of burner management.  In addition to this demand, there is also a need for skilled combustion technicians.  Profire also trains and dispatches combustion technicians to address this industry need in Canada.  When we believe there is adequate demand for such services in the U.S. and skilled technicians have been trained, we may also begin to market combustion services through our U.S. offices.

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Total Revenues

Total revenues during the quarter ended June 30, 2013 increased $3,504,307, or 95%, compared to the quarter ended June 30, 2012.  This increase was principally attributable to increased sales of goods, net.

Sales of Goods, Net

We realized an increase of $3,387,454, or 98%, in sales of goods, net during the first fiscal quarter 2014 compared to the same fiscal quarter 2013.  This increase was primarily due to improved sales execution, expansion of sales territories, and improved management of the sales team. We expect that our quarterly revenues will continue to grow year-over-year but at rates more closely approximating our historical revenue growth rates, as our sales team continues to execute on its sales strategy.

Sales of Services, Net

During the three months ended June 30, 2013 we realized an increase of $116,853, or 52%, in sales of services, net.  We are beginning to experience increasing service revenues as a result of our expansion in the U.S.  We anticipate service revenues in our Utah and Texas offices will continue to expand in upcoming quarters. As the sales team proactively looks for equipment sales the opportunity to discuss services related sales also increases.

Total Cost of Goods Sold

As a percentage of total revenues, total cost of goods increased slightly to 42% during the first fiscal quarter 2014, compared to 41% during the first fiscal quarter 2013.

Cost of Goods Sold-Products

During the quarter ended June 30, 2013 cost of goods sold-products increased $1,396,764, or 105%, compared to the quarter ended June 30, 2012 as a result of increased sales.  However, as a percentage of revenues from product sales, cost of goods sold-products was almost unchanged, increasing from 38.5% to 39.8%. We anticipate that, as a percentage of revenues from product sales, future cost of goods sold-product will continue to approximate historical levels, or about 40%.

Cost of Goods Sold-Services

Cost of goods sold-services increased $95,477, or 55%, during the quarter ended June 30, 2013 compared to the comparable prior-year quarter. As a percentage of service revenues, cost of goods sold-service increased from 77% to 78%. This increase was attributable, in part, to increased use of subcontractors to provide services to our customers.

Gross Profit

Because the percentage increase in total revenue was slightly surpassed by the increase in cost of goods sold, gross profit decreased by 1% to 58% of total revenues during the quarter ended June 30, 2013.

Total Operating Expenses

Our total operating expenses increased $409,486, or 29%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  As a percentage of total revenues, total operating expenses decreased from 39% to 26%. This decrease was largely due to economies of scale, as the Company has placed an emphasis on increased operational leverage.

General and Administrative Expenses

During the three months ended June 30, 2013 general and administrative expenses decreased by $154,757, or 16%.  As a percentage of total revenues, general and administrative expenses decreased from 27% to 12%. This decrease was due to various factors including the reallocation of certain expenses as discussed in Payroll Expenses and negotiations which resulted in lower royalties paid during the quarter.

Research and Development

During the quarter ended June 30, 2013 research and developments expenses were $95,930 compared to $39,780 during the quarter ended June 30, 2012.  This increase was due to our use of subcontractors in creating new products and improvements to existing products.

Payroll Expenses

We experienced a $493,223, or 144% increase in payroll expenses in the first fiscal quarter 2014.  This increase was primarily the result of increased hiring, particularly in our Utah and Texas offices during the past fiscal year, as well as reallocation of some expenses to the payroll expense account. As a percentage of total revenues, payroll increased from 9% to 12%. We anticipate that, as a percentage of total revenues, payroll expense will remain at around 12%.

Depreciation Expense

Depreciation expense increased $14,870, or 32%, during the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.  This increase in depreciation expense is primarily due to number of fixed assets we purchased in the last fiscal year, which result in a higher ongoing depreciation expense. As a percentage of total revenues, however, depreciation decreased from 1.3% to 0.9%.

Total Other Income (Expense)

During the three months ended June 30, 2013 we realized total other expense of $9,051 compared to total other expense of $1,183 for the three months ended June 30, 2012.  During the quarters ended June 30, 2013, we realized interest expense of $10,467, interest income of $801 and rental income of $615.  By comparison, during the quarter ended June 30, 2012, we realized interest expense of $1,252 and interest income of $69.

Net Income Before Income Taxes

The 95% increase we realized in total revenues, the 99% increase in total cost of goods sold and the 29% increase in total operating expenses combined to result in an increase in net income before income taxes during the quarter ended June 30, 2013 to $2,348,395 compared to net income before income taxes of $753,683 during the quarter ended June 30, 2012. As a percentage of total revenues, net income before income taxes represented 33% of total revenues, compared to 21% during the prior year comparable quarter.

Income Tax Expense

We recognized income tax expense of $734,411 during the three months ended June 30, 2013 compared to $187,948 during the three months ended June 30, 2012 as a result of the significant increase in total revenues.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in U.S. dollars.  Our functional currencies are the United States dollar and the Canadian dollar.  Transactions initiated in other currencies translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

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

During the quarter ended June 30, 2013 we recognized a foreign currency translation loss of $110,033.  By comparison, during the quarter ended June 30, 2012 we recognized a foreign currency translation loss of $162,820.  The losses were the result of the weakening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $1,503,951 during the quarter ended June 30, 2013 compared to total comprehensive income of $402,915 during the quarter ended June 30, 2012.

Liquidity and Capital Resources

We have not required any financing during the past two fiscal years.

As of June 30, 2013 we had total current assets of $12,276,480 and total assets of $14,410,238 including cash and cash equivalents of $1,791,153.  At June 30, 2013 total liabilities were $2,380,214, all of which were current liabilities.

During the three months ended June 30, 2013 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Three months ended	Three months ended
	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$958,602	$915,627
Net cash used in investing activities	(33,150)	(150,999)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	56,929	50,806
Net increase in cash	$982,381	$815,434

Net cash provided by our operating activities was $958,602.  As discussed above, during the three ended June 30, 2013 we realized an increase in net income which also resulted in an increase in cash.  This increase was partially offset by decreases in cash resulting from a 30% increase in inventory and a 1% increase in accounts receivable.  Inventory grew during the three months ended June 30, 2013 based on our forecasts for product demand in the next few quarters.  This may ebb and flow from quarter to quarter as we forecast future demand.  Accounts receivable were higher due to our increased sales in the most recent quarter combined with increased efforts to collect accounts receivable.  If needed we believe our accounts receivable could be factored to provide cash flow, but to date this has not been necessary.

During the three months ended June 30, 2013 net cash used in investing activities was $117,849 lower compared to the three months ended June 30, 2012.  This reduction in cash used in investing activities is largely attributable to the acquisitions of additional space at our facilities in Spruce Grove, Alberta, Canada and Lindon, Utah, USA during the three months ended June 30, 2012.  During the three-month period ended June 30, 2013 cash used in investing activities was largely used to fund our warehouse needs.  .

As a result of the significant increase in cash provided from operations, the reduction in net cash used in investing activities and the weakening of the U.S. dollar, we realized a $982,381 net increase in cash during the first three months of fiscal 2014 compared to an $815,434 net increase during the first three months of fiscal 2013.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2013.

		Payments Due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Office Lease	$14,625	$14,625	$ -	$ -	$ -
Total	$14,625	$14,625	$ -	$ -	$ -

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

As of June 30, 2013 we had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2013, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

PROFIRE ENERGY, INC.

Date:	August 13, 2013	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 13, 2013	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer