Form 10-Q
period 2013-09-30
PROFIRE ENERGY INC
filed 2013-11-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

As of November 8, 2013 the registrant had 45,490,000 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and March 31, 2013	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Unaudited) for the three and six month periods ended September 30, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2013 and 2012	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1 Financial Info

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	March 31,
	2013	2013
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$602,255	$808,772
Accounts receivable, net	8,618,943	5,879,165
Inventories	6,169,080	3,463,614
Prepaid expenses	62,343	1,967

Total Current Assets	15,452,621	10,153,518

PROPERTY AND EQUIPMENT, net	2,404,442	2,232,355

TOTAL ASSETS	$17,857,063	$12,385,873

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,405,817	$1,499,330
Accrued liabilities	164,837	189,489
Deferred income tax liability	134,107	72,857
Income taxes payable	969,053	161,550

Total Current Liabilities	3,673,814	1,923,226

TOTAL LIABILITIES	3,673,814	1,923,226

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
10,000,000 shares authorized: no shares
issued and outstanding	-	-
Common shares: $0.001 par value,
100,000,000 shares authorized: 45,390,000 and
45,250,000 shares issued and outstanding, respectively	45,390	45,250
Additional paid-in capital	842,888	585,735
Accumulated other comprehensive income	171,242	371,466
Retained earnings	13,123,729	9,460,196

Total Stockholders' Equity	14,183,249	10,462,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,857,063	$12,385,873

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2013	2012	2013	2012
REVENUES
Sales of goods, net	$8,940,062	$4,096,452	$15,779,023	$7,547,959
Sales of services, net	402,394	283,141	745,013	508,907
Total Revenues	9,342,456	4,379,593	16,524,036	8,056,866

COST OF SALES
Cost of goods sold-product	3,550,640	1,950,355	6,275,120	3,278,071
Cost of goods sold-services	232,250	211,312	500,447	384,032
Total Cost of Goods Sold	3,782,890	2,161,667	6,775,567	3,662,103

GROSS PROFIT	5,559,566	2,217,926	9,748,469	4,394,763

OPERATING EXPENSES
General and administrative expenses	1,259,192	863,271	2,098,315	1,857,151
Research and development	155,089	70,454	251,019	110,234
Payroll expenses	930,993	298,802	1,766,069	640,655
Depreciation expense	65,597	64,468	126,925	110,926

Total Operating Expenses	2,410,871	1,296,995	4,242,328	2,718,966

INCOME FROM OPERATIONS	3,148,695	920,931	5,506,141	1,675,797

OTHER INCOME (EXPENSE)
Interest expense	(100)	(7,426)	(10,567)	(8,678)
Gain on disposal of fixed assets	1,617	-	1,617	-
Rental income	1,575	-	2,190	-
Interest income	7,565	8,246	8,366	8,315

Total Other Income (Expense)	10,657	820	1,606	(363)

NET INCOME BEFORE INCOME TAXES	3,159,352	921,751	5,507,747	1,675,434

INCOME TAX EXPENSE	1,109,803	276,621	1,844,214	464,569

NET INCOME	$2,049,549	$645,130	$3,663,533	$1,210,865

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(90,191)	$382,438	(200,224)	219,618

TOTAL COMPREHENSIVE INCOME	$1,959,358	$1,027,568	$3,463,309	$1,430,483

BASIC EARNINGS PER SHARE	$0.05	$0.01	$0.08	$0.03

FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.01	$0.08	$0.03

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,289,301	45,078,587	45,274,863	45,054,918
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,905,364	45,460,439	45,905,364	45,436,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30
	2013	2012
OPERATING ACTIVITIES

Net Income	$3,663,533	$1,210,865
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation expense	168,020	110,245
Gain on the disposal of fixed assets	(1,617)	-
Common stock issued for services	28,350	208,750
Bad debt expense	-	9,958
Stock options issued for services	180,944	86,904
Changes in operating assets and liabilities:
Changes in accounts receivable	(2,776,585)	449,996
Changes in inventories	(2,723,568)	(1,451,619)
Changes in prepaid expenses	(60,376)	(13,143)
Changes in accounts payable and accrued liabilities	897,043	(204,025)
Changes in income taxes payable	870,119	(179,045)

Net Cash Provided by Operating Activities	245,863	228,886

INVESTING ACTIVITIES

Proceeds from disposal of equipment	33,910	-
Purchase of fixed assets	(389,365)	(258,233)

Net Cash Used in Investing Activities	(355,455)	(258,233)

FINANCING ACTIVITIES
Stock issued in exercise of stock options	48,000	-

Net Cash Used in Financing Activities	48,000	-

Effect of exchange rate changes on cash	(144,925)	762,078

NET INCREASE IN CASH	(206,517)	732,731
CASH AT BEGINNING OF PERIOD	808,772	1,914,877

CASH AT END OF PERIOD	$602,255	$2,647,608

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$100	$8,678
Income taxes	$302,300	$685,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2013 and March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of September 30, 2013 and March 31, 2013, bank balances included $602,255 and $808,772, respectively, held by the Company’s banks guaranteed by the Province of Alberta, Canada and the FDIC.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $126,554 and $133,974 as of September 30, 2013 and March 31, 2013, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2013 and March 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  As of September 30, 2013 and March 31, 2013 inventory consisted of the following:

	September 30, 2013	March 31, 2013
Raw materials	$-	$-
Finished goods	6,256,988	3,553,140
Work in process	-	-
Subtotal	6,256,988	3,553,140
Reserve for obsolescence	(87,908)	(89,526)
Total	$6,169,080	3,463,614

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to US and Canadian income taxes, respectively, on its US and Canadian income with a credit provided for foreign taxes paid.   The combined effective rates of income tax expense (benefit) in the US and Canada are, respectively, 35% and 28% for the six months ended September 30, 2013 and 2012, respectively.

Basic and Diluted Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 630,500 and 530,000 stock options included in the fully diluted earnings per share as of September 30, 2013 and 2012, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Six Months Ended September 30,
	2013		2012
Net income applicable to common shareholders	S	3,663,533	S	1,210,865
Weighted average shares outstanding		45,289,301		45,054,918
Weighted average fully diluted shares outstanding		45,905,364		45,436,770
Basic earnings per share	S	0.08	S	0.03
Fully diluted earnings per share	S	0.08	S	0.03

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2013 and March 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency and Comprehensive Income
The Company’s functional currencies are the United States dollar (USD) and the Canadian dollar (CAD), the reporting currency is USD.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC830-20, “Foreign Currency Matters – Foreign Currency Transactions”. The period-end exchange rates of 0.97232 and 0.982898 were used to convert the Company’s September 30, 2013 and March 31, 2012 balance sheets, respectively, and the statements of operations used weighted average rates of 0.970557 and 1.02760 for the six months ended September 30, 2013 and 2012, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

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
September 30, 2013 and March 31, 2013

NOTE 3 – FAIR VALUE MEASUREMENT (Continued)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company classifies its cash equivalents and marketable securities within Level 1. This is because it values its cash equivalents and marketable securities using quoted market prices.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement at Reporting Date Using
Description	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$602,255	$602,255	$-	$-

NOTE 4 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Six Months Ended September 30,
Sales	2013	2012
Canada	$3,881,989	$6,140,601
United States	12,642,047	1,916,265
Total	$16,524,036	$8,056,866

Long-lived assets	September 30, 2013	March 31, 2012
Canada	$1,490,389	$1,583,613
United States	914,053	648,742
Total	$2,404,442	$2,232,355

NOTE 5 – SUBSEQUENT EVENTS

On November 12, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and other accredited investors.  Pursuant to the terms of the Purchase Agreement, the Company entered into an agreement to sell to the purchasers an aggregate of approximately $4,700,000 worth of common stock of the Company at a price per share of $2.18.  The closing of the purchase is expected to occur on or before November 15, 2013, and is subject to customary closing conditions. As part of the Purchase Agreement, the Company has agreed to use best efforts to list its common stock on an exchange other than the OTC Bulletin Board (e.g. NASDAQ or NYSE MKT), and to maintain said listing thereafter.

Pursuant to the Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares.  The proceeds are expected to be used for general working capital purposes and to otherwise finance the growth of the Company.

Subsequent to quarter-end, an employee exercised previously issued options for 100,000 shares.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month and six month periods ended September 30, 2013 and 2012.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2013.

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

Recent Developments

On November 12, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and other accredited investors.  Pursuant to the terms of the Purchase Agreement,  the Company entered into an agreement to sell to the purchasers an aggregate of approximately $4,700,000 worth of our common stock at a price per share of $2.18.  The closing of the purchase is expected to occur on or before November 15, 2013, and is subject to customary closing conditions. As part of the Purchase Agreement, the Company has agreed to use best efforts to list its common stock on an exchange other than the OTC Bulletin Board (e.g. NASDAQ or NYSE MKT), and to maintain said listing thereafter.

Pursuant to the Purchase Agreement, we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares.  The proceeds are expected to be used for general working capital purposes and to otherwise finance our growth.

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Total Revenues

Total revenues during the quarter ended September 30, 2013 increased $4,962,863, or 113%, compared to the quarter ended September 30, 2012.  This increase was principally attributable to increased sales of goods, net.

Sales of Goods, Net

We realized an increase of $4,843,610, or 118%, in sales of goods, net during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.  This increase was primarily due to improved sales execution, the leveraging of now-effective sales people hired in previous quarters, and improved management of the sales team. There was also an increased number of sales through larger customers, which yielded higher revenues during the quarter. We expect that our quarterly revenues will continue to grow year-over-year, as our sales team continues to execute on our sales strategy.

Sales of Services, Net

During the three months ended September 30, 2013 we realized an increase of $119,253 or 42%, in sales of services, net.  We are beginning to experience increasing service revenues as a result of our continued expansion in the U.S., and we anticipate U.S. service revenues will continue to expand in upcoming quarters. As the sales team proactively looks for equipment sales, the opportunity to discuss services related sales is expected to increase.

Total Cost of Goods Sold

As a percentage of total revenues, total cost of goods sold decreased to 40% during the quarter ended September 30, 2013, compared to 49% during the quarter ended September 30, 2012.  This decrease is due to a decrease in cost of goods sold-products as a percentage of revenues, due to a rise in the sales of high-margin products.

Cost of Goods Sold-Products

During the quarter ended September 30, 2013 cost of goods sold-products increased $1,600,285 or 82%, compared to the quarter ended September 30, 2012 as a result of increased sales.  However, as a percentage of revenues from product sales, cost of goods sold-products decreased from 47.6% to 39.7%. This decrease is due to a rise in the proportion of sales of high-margin products, such as our patent-pending airplate.  We anticipate that, as a percentage of revenues from product sales, future cost of goods sold-product will continue to approximate historical levels, or about 40%.

Cost of Goods Sold-Services

Cost of goods sold-services increased $20,938, or 10%, during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. As a percentage of service revenues, cost of goods sold-service decreased from 75% to 58%. This decrease was attributable, in part, to logistical efficiencies, derived from serving a larger customer base throughout our service regions.

Gross Profit

Because the percentage increase in total revenue exceeded the percentage-increase in cost of goods sold, gross profit increased to 60% of total revenues during the quarter ended September 30, 2013 compared to 51% during the quarter ended September 30, 2012.

Total Operating Expenses

Our total operating expenses increased $1,113,876, or 86%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  As a percentage of total revenues, total operating expenses decreased from 30% to 26%. This decrease was largely attributable to a reduction in general and administrative expenses and depreciation expenses as a percentage of total revenues.

General and Administrative Expenses

During the three months ended September 30, 2013 general and administrative expenses increased by $395,921, or 46%.  This increase was mostly attributable to an increase in sales commissions, as well as an increase in stock-based compensation to employees. As a percentage of total revenues, general and administrative expenses decreased from 20% to 13%. This decrease was due to continued leveraging of fixed assets and increased operational leverage from prior investments.

Research and Development

During the quarter ended September 30, 2013 research and developments expenses were $155,089 compared to $70,454 during the quarter ended September 30, 2012.  We have increased our focus on research and development in order to improve our current products, as well as pursue additional products that could enhance our current product-offering.

Payroll Expenses

We experienced a $632,191, or 212% increase in payroll expenses in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.  This increase was primarily the result of increased hiring of sales and research and development personnel, particularly in our Utah and Texas offices (as well as sales/service personnel in the New York and Pennsylvania region)during the past fiscal year, as well as reallocation of some expenses to the payroll expense account. As a percentage of total revenues, payroll increased from 7% to 10%. We anticipate that, as a percentage of total revenues, future payroll expense will remain at approximately 11%.

Depreciation Expense

Depreciation expense increased $1,129, or 2%, during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.  As a percentage of total revenues, depreciation decreased from 1.5% to 0.7%.

Total Other Income (Expense)

During the three months ended September 30, 2013 we realized total other income of $10,657 compared to total other income of $820 for the three months ended September 30, 2012.  During the quarter ended September 30, 2013, we realized interest expense of $100, interest income of $7,565 and rental income of $3,192.  By comparison, during the quarter ended September 30, 2012, we realized interest expense of $7,426 and interest income of $8,246.

Net Income Before Income Taxes

During the three months ended September 30, 2013 we realized net income before income taxes of $3,159,352 compared to net income before income taxes of $921,751 during the quarter ended September 30, 2012. As a percentage of total revenues, net income before income taxes represented 34% of total revenues, compared to 21% during the quarter ended September 30, 2012.

Income Tax Expense

We recognized income tax expense of $1,109,803 during the three months ended September 30, 2013 compared to $276,621 during the three months ended September 30, 2012. As a percentage of net income, before income taxes, income tax expense rose 6% due to a higher proportion of sales in the US market, which has a higher tax rate.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in U.S. dollars.  Our functional currencies are the United States dollar and the Canadian dollar.  Transactions initiated in other currencies are translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

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

During the quarter ended September 30, 2013 we recognized a foreign currency translation loss of $90,191.  By comparison, during the quarter ended September 30, 2012 we recognized a foreign currency translation gain of $382,438.  The loss was the result of the weakening of the U.S. dollar against the Canadian dollar and the gain was the result of the strengthening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $1,959,358 during the quarter ended September 30, 2013 compared to total comprehensive income of $1,027,568 during the quarter ended September 30, 2012.

Comparison of the six months ended September 30, 2013 and 2012

Total Revenues

Total revenues during the six months ended September 30, 2013 increased $8,467,170, or 105%, compared to the six months ended September 30, 2012.  This increase was principally attributable to increased sales of goods, net.

Sales of Goods, Net

We realized an increase of $8,231,064, or 109%, in sales of goods, net during the six months ended September 30, 2013 compared to the six months ended September 30, 2012.  This increase was primarily due to improved sales execution, the leveraging of now-effective sales people hired in previous quarters, and improved management of the sales team. There have been an increased number of sales through larger customers, which yielded higher revenues during the quarter. We expect that our revenues will continue to grow year-over-year at approximately historical rates, as our sales team continues to execute on our sales strategy.

Sales of Services, Net

During the six months ended September 30, 2013 we realized an increase of $236,106 or 46%, in sales of services, net.  We are beginning to experience increasing service revenues as a result of our continued expansion in the U.S.  We anticipate U.S. service revenues will continue to expand in upcoming quarters. As the sales team proactively looks for equipment sales, the opportunity to discuss services related sales is expected to increase.

Total Cost of Goods Sold

As a percentage of total revenues, total cost of goods sold decreased to 41% during the six months ended September 30, 2013, compared to 45% during the six months ended September 30, 2012.  This decrease is due to a decrease in cost of goods sold-products as a percentage of revenues, due to a rise in the sales of high-margin products.

Cost of Goods Sold-Products

During the six months ended September 30, 2013 cost of goods sold-products increased $2,997,049 or 91%, compared to the six months ended September 30, 2012 as a result of increased sales.  However, as a percentage of revenues from product sales, cost of goods sold-products decreased from 43.4% to 39.8%. This decrease is due to a rise in the proportion of sales of high-margin products, such as our patent-pending airplate.  We anticipate that, as a percentage of revenues from product sales, future cost of goods sold-product will continue to approximate historical levels, or about 40%.

Cost of Goods Sold-Services

Cost of goods sold-services increased $116,415, or 30%, during the six months ended September 30, 2013 compared to the six months ended September 30, 2012. As a percentage of service revenues, cost of goods sold-service decreased from 75% to 67%. This decrease was attributable, in part, to logistical efficiencies, derived from serving a larger customer base throughout our service regions.

Gross Profit

Because the percentage increase in total revenue exceeded the percentage-increase in cost of goods sold, gross profit increased to 59% of total revenues during the six months ended September 30, 2013 compared to 55% during the six months ended September 30, 2012.

Total Operating Expenses

Our total operating expenses increased $1,523,362, or 56%, during the six months ended September 30, 2013 compared to the six months ended September 30, 2012.  As a percentage of total revenues, total operating expenses decreased from 34% to 26%. This decrease was largely attributable to a reduction in general and administrative expenses and depreciation expenses as a percentage of total revenues.

General and Administrative Expenses

During the six months ended September 30, 2013 general and administrative expenses increased by $241,164, or 13%. This increase was mostly attributable to an increase in sales commissions, as well as an increase in stock-based compensation to employees. As a percentage of total revenues, general and administrative expenses decreased from 23% to 13%. This decrease was due to continued leveraging of fixed assets and increased operational leverage from prior investments.

Research and Development

During the six months ended September 30, 2013 research and developments expenses were $251,019 compared to $110,234 during the six months ended September 30, 2012.  We have increased our focus on research and development in order to improve our current products, as well as research the possibility of additional products that could enhance our current product-offering.

Payroll Expenses

We experienced a $1,125,414, or 176% increase in payroll expenses in the six months ended September 30, 2013 compared to six months ended September 30, 2012.  This increase was primarily the result of increased hiring of sales and research and development personnel, particularly in our Utah and Texas offices (as well as sales/service personnel in the New York and Pennsylvania region) during the past fiscal year, as well as reallocation of some expenses to the payroll expense account. As a percentage of total revenues, payroll increased from 8% to 11%. We anticipate that, as a percentage of total revenues, future payroll expense will remain at approximately 11%.

Depreciation Expense

Depreciation expense increased $15,999, or 14%, during the six months ended September 30, 2013 compared to the six months ended September 30, 2012.  This increase in depreciation expense is primarily due to a number of fixed assets we purchased in the last fiscal year, which result in a higher ongoing depreciation expense. As a percentage of total revenues, however, depreciation decreased from 1.4% to 0.8%.

Total Other Income (Expense)

During the six months ended September 30, 2013 we realized total other income of $1,606 compared to total other expense of $363 for the six months ended September 30, 2012.  During the six months ended September 30, 2013, we realized interest expense of $10,567, interest income of $8,366 and rental income of $3,807.  By comparison, during the six months ended September 30, 2012, we realized interest expense of $8,678 and interest income of $8,315.

                Net Income Before Income Taxes

During the six months ended September 30, 2013 we realized net income before income taxes of $5,507,747 compared to net income before income taxes of 1,675,434 during the six months ended September 30, 2012. As a percentage of total revenues, net income before income taxes represented 33% of total revenues, compared to 21% during the six months ended September 30, 2012.

Income Tax Expense

We recognized income tax expense of $1,844,214 during the six months ended September 30, 2013 compared to $464,569 during the six months ended September 30, 2012. As a percentage of net income, before income taxes, income tax expense rose 5% due to a higher proportion of sales in the US market, which has a higher tax rate.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in U.S. dollars.  Our functional currencies are the United States dollar and the Canadian dollar.  Transactions initiated in other currencies are translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

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

During the six months ended September 30, 2013 we recognized a foreign currency translation loss of $200,224.  By comparison, during the six months ended September 30, 2012 we recognized a foreign currency translation gain of $219,618.  The loss was the result of the weakening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $3,463,309 during the six months ended September 30, 2013 compared to total comprehensive income of $1,430,483 during the six months ended September 30, 2012.

Liquidity and Capital Resources

We have not required any financing during the past two fiscal years.  However, as noted above in “Recent Developments”, on November 12, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and other accredited investors.  Pursuant to the terms of the Purchase Agreement, the Company entered into an agreement to sell to the purchasers an aggregate of approximately $4,700,000 worth of our common stock at a price per share of $2.18.  The closing of the purchase is expected to occur on or before November 15, 2013, and is subject to customary closing conditions.

As of September 30, 2013 we had total current assets of $15,452,621 and total assets of $17,857,063 including cash and cash equivalents of $602,255.  At September 30, 2013 total liabilities were $3,673,814, all of which were current liabilities.

	For the Six Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$245,863	$228,886
Net cash used in investing activities	(355,455)	(258,233)
Net cash provided by financing activities	48,000	-
Effect of exchange rate on cash	(150,423)	762,078
Net increase in cash	$(206,517)	$732,731

During the six months ended September 30, 2013 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

Net cash provided by our operating activities was $247,480.  As discussed above, during the six months ended September 30, 2013 we realized an increase in net income which is primarily the result of selling to an increasing number of larger customers. Such sales require a lag between the large cash investment to fulfill and ship orders to these larger customers, and the receipt of cash from these customers. While continued sales growth is expected to yield increasingly higher nominal levels of cash, we expect the cash discrepancy to grow during periods of significant sales growth, and normalize during periods of steady revenues. Such a discrepancy can be addressed, in part, by improved revenue- and sales-planning.
During the six months ended September 30, 2013 net cash used in investing activities was $355,455 compared to $258,233 in the six months ended September 30, 2012. This increase was due to the purchase of an additional bay in our Utah office, as well as the purchase of additional vehicles in each office, mostly for use by our expanding sales teams.

During the six months ended September 30, 2013 net cash provided by financing activities was $48,000 compared to $0 in the six months ended September 30, 2012. This increase was due to the exercise of employee options.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Commitments
Office lease - Brittmoore	$14,625	$14,625	$-	$-	$-
Office lease - Park Row	122,600	21,000	101,600	-	-
Total	$137,225	$35,625	$101,600	$-	$-

Our sales growth necessitated an expansion in our Texas office. We signed a new office lease in Park Row to house required inventory and personnel.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

As of September 30, 2013 we had no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting. As of the date of this report, however, we have appointed three independent directors to our board of directors and formed an audit committee comprised of these independent directors.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements for the periods covered in this quarterly report on Form 10-Q, who communicated the matters to our management and board of directors.

        Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, could impact our financial statements for the future years. As of the date of this report we now have three independent directors who have been appointed to an audit committee that will oversee financial reporting and controls.  It is expected that this committee will help to mitigate future material weaknesses.

Management’s Remediation Initiatives

Although we are unable to completely meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization.  As funds become available, we will undertake to: (1) increase our personnel resources and technical accounting expertise within the accounting function; and (2) further prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors and mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

We previously reported a material weakness of inadequate segregation of duties consistent with control objectives. However, we have addressed that material weakness by hiring two separate persons to handle their respective duties and we now believe the segregation of duties is adequate.  Other than the hiring of these people, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as of the date of this report, we have appointed three independent directors to our board of directors and formed an audit committee comprised of these independent directors.

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

PROFIRE ENERGY, INC.

Date:	November 14, 2013	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer (Duly Authorized Officer)

Date:	November 14, 2013	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)