Form 10-Q/A
period 2013-09-30
PROFIRE ENERGY INC
filed 2013-11-22
CIK 1289636

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Profire Energy, Inc. for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2013 (the “Prior Filing”), is being filed to amend Part I, Item 1 “Financial Statements,” to correct an error in the Prior Filing in connection with Note 4 – Segment Information and the accompanying table of sales by geographic area for the six months ended September 30, 2013 and 2012.  Specifically, there was an error in the revenues allocated between Canada and the United States for the six months ended September 30, 2013, with total revenue being reported correctly.  Other than correcting the revenue allocation in the table for the six months ended September 30, 2013, this Amendment No. 1 does not affect any other portion of the Prior Filing.  Additionally, this Amendment No.1 does not reflect any event occurring after November 14, 2013, the original filing date of the Prior Filing.

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
September 30, 2013 and March 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory. Inventories are determined based on the average cost basis. As of September 30, 2013 and March 31, 2013 inventory consisted of the following:

	September 30, 2013	March 31, 2013
Raw materials	$-	$-
Finished goods	6,256,988	3,553,140
Work in process	-	-
Subtotal	6,256,988	3,553,140
Reserve for obsolescence	(87,908)	(89,526)
Total	$6,169,080	$3,463,614

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

	For the Six Months Ended September 30,
	2013	2012
Net income applicable to common shareholders	$3,663,533	$1,210,865
Weighted average shares outstanding	45,289,301	45,054,918
Weighted average fully diluted shares outstanding	45,905,364	45,436,770
Basic earnings per share	$0.08	$0.03
Fully diluted earnings per share	$0.08	$0.03

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement at Reporting Date Using
Description	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$602,255	$602,255	$-	$-

NOTE 4 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Six Months Ended September 30,
Sales	2013	2012
Canada	$7,204,313	$6,140,601
United States	9,319,723	1,916,265
Total	$16,524,036	$8,056,866

Long-lived assets	September 30, 2013	March 31, 2012
Canada	$1,490,389	$1,583,613
United States	914,053	648,742
Total	$2,404,442	$2,232,355

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

PROFIRE ENERGY, INC.

Date:	November 22, 2013	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer (Duly Authorized Officer)

Date:	November 22, 2013	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)