Form 10-Q
period 2013-12-31
PROFIRE ENERGY INC
filed 2014-02-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-52376

PROFIRE ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 South 1250 West, Suite 1
Lindon, Utah	84042
(Address of principal executive offices)	(Zip Code)

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

As of February 4, 2013 the registrant had 47,836,428 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and March 31, 2013	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Unaudited) for the three and nine month periods ended December 31, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2013 and 2012	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure about Market Risk	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1A. Risk Factors	24

Item 6. Exhibits	25

Signatures	26

PART I. FINANCIAL INFORMATION

Item 1 Financial Info

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	December 31	March 31,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$5,732,530	$808,772
Accounts receivable, net	8,481,074	5,879,165
Inventories	6,963,230	3,463,614
Prepaid expenses	46,937	1,967

Total Current Assets	21,223,771	10,153,518

PROPERTY AND EQUIPMENT, net	2,543,551	2,232,355

TOTAL ASSETS	$23,767,322	$12,385,873

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,050,748	$1,499,330
Accrued liabilities	96,213	189,489
Deferred income tax liability	116,607	72,857
Income taxes payable	1,220,717	161,550

Total Current Liabilities	3,484,285	1,923,226

TOTAL LIABILITIES	3,484,285	1,923,226

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 47,836,428 and 45,250,000 shares issued and outstanding, respectively	47,837	45,250
Additional paid-in capital	5,912,516	585,735
Accumulated other comprehensive income/(loss)	(7,351)	371,466
Retained earnings	14,330,035	9,460,196

Total Stockholders' Equity	20,283,037	10,462,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,767,322	$12,385,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December		December
	2013	2012	2013	2012
REVENUES
Sales of goods, net	$8,999,070	$3,176,627	$24,778,093	$10,724,586
Sales of services, net	531,767	364,434	1,276,780	873,341
Total Revenues	9,530,837	3,541,061	26,054,873	11,597,927

COST OF SALES
Cost of goods sold-product	3,894,002	1,050,966	10,169,122	4,329,037
Cost of goods sold-services	418,594	313,442	919,041	697,474
Total Cost of Goods Sold	4,312,596	1,364,408	11,088,163	5,026,511

GROSS PROFIT	5,218,241	2,176,653	14,966,710	6,571,416

OPERATING EXPENSES
General and administrative expenses	1,977,911	1,339,676	4,076,226	3,135,668
Research and development	139,691	38,472	390,710	148,865
Payroll expenses	946,878	1,144,024	2,712,947	1,845,679
Depreciation expense	78,685	116,678	205,610	227,604

Total Operating Expenses	3,143,165	2,638,850	7,385,493	5,357,816

INCOME FROM OPERATIONS	2,075,076	(462,197)	7,581,217	1,213,600

OTHER INCOME (EXPENSE)
Interest expense	-	(4,493)	(10,567)	(13,171)
Gain on disposal of fixed assets	-	-	1,617	-
Rental income	311	-	2,501	-
Interest income	1,544	13,074	9,910	21,389

Total Other Income (Expense)	1,855	8,581	3,461	8,218

NET INCOME BEFORE INCOME TAXES	2,076,931	(453,616)	7,584,678	1,221,818

INCOME TAX EXPENSE	870,625	(127,347)	2,714,839	337,222

NET INCOME	$1,206,306	$(326,269)	$4,869,839	$884,596

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(178,593)	$(449,470)	(378,817)	(229,852)

TOTAL COMPREHENSIVE INCOME	$1,027,713	$(775,739)	$4,491,022	$654,744

BASIC EARNINGS PER SHARE	$0.03	$(0.01)	$0.11	$0.02

FULLY DILUTED EARNINGS PER SHARE	$0.03	$(0.01)	$0.11	$0.02

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,560,913	45,155,000	45,705,105	45,088,400
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,973,885	45,155,000	46,118,077	45,357,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31
	2013	2012
OPERATING ACTIVITIES

Net Income	$4,869,839	$884,596
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation expense	246,542	225,076
Gain on the disposal of fixed assets	(1,617)	-
Common stock issued for services	28,350	208,750
Bad debt expense	-	69,995
Stock options issued for services	849,531	148,648
Changes in operating assets and liabilities:
Changes in accounts receivable	(2,749,328)	(642,358)
Changes in inventories	(3,572,120)	(1,493,076)
Changes in prepaid expenses	(44,970)	8,231
Changes in accounts payable and accrued liabilities	519,060	1,031,985
Changes in income taxes payable	1,190,648	(132,932)

Net Cash Provided by Operating Activities	1,335,935	308,915

INVESTING ACTIVITIES

Proceeds from disposal of equipment	33,910	-
Purchase of fixed assets	(654,057)	(474,381)

Net Cash Used in Investing Activities	(620,147)	(474,381)

FINANCING ACTIVITIES
Stock issued	4,332,975	-
Stock issued in exercise of stock options	118,512	-

Net Cash Used in Financing Activities	4,451,487	-

Effect of exchange rate changes on cash	(161,257)	(264,802)

NET INCREASE IN CASH	5,006,018	(430,268)
CASH AT BEGINNING OF PERIOD	808,772	1,914,877

CASH AT END OF PERIOD	$5,814,790	$1,484,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$10,567	$13,171
Income taxes	$1,655,672	$513,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2013 and March 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements.  The results of operations for the periods ended December 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of December 31, 2013 and March 31, 2013, bank balances included $5,732,530 and $808,772, respectively, held by the Company’s banks.  Of the bank balances, $3,471,361and $0 was not guaranteed by the Province of Alberta, Canada and the FDIC.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $124,869 and $133,974 as of December 31, 2013 and March 31, 2013, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2013 and March 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  As of December 31, 2013 and March 31, 2013 inventory consisted of the following:

	December 30, 2013	March 31, 2013
Raw materials	$-	$-
Finished goods	7,051,138	3,553,140
Work in process	-	-
Subtotal	7,051,138	3,553,140
Reserve for obsolescence	(87,908)	(89,526)
Total	$6,963,230	3,463,614

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to US and Canadian income taxes, respectively, on its US and Canadian income with a credit provided for foreign taxes paid.   The combined effective rates of income tax expense (benefit) in the US and Canada are, respectively, 35% and 28% for the nine months ended December 31, 2013 and 2012, respectively.

Basic and Diluted Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 629,350 and 530,000 stock options included in the fully diluted earnings per share as of December 31, 2013 and 2012, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Nine Months Ended December 31,
	2013	2012
Net income applicable to common shareholders	$4,869,839	$884,596
Weighted average shares outstanding	45,705,105	45,088,400
Weighted average fully diluted shares outstanding	46,118,077	45,357,724
Basic earnings per share	$0.11	$0.02
Fully diluted earnings per share	$0.11	$0.02

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2013 and March 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency and Comprehensive Income
The Company’s functional currencies are the United States dollar (USD) and the Canadian dollar (CAD), the reporting currency is USD.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC830-20, “Foreign Currency Matters – Foreign Currency Transactions”. The period-end exchange rates of 0.940531 and 0.982898 were used to convert the Company’s December 31, 2013 and March 31, 2013 balance sheets, respectively, and the statements of operations used weighted average rates of 0.64101 and 1.02760 for the nine months ended December 31, 2013 and 2012, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment’s” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes options pricing model for determining the fair value of stock-based compensation.

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
December 31, 2013 and March 31, 2013

NOTE 3 – FAIR VALUE MEASUREMENT (Continued)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NOTE 4 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended December 31,		For the Nine Moths Ended December 31,
Sales	2013	2012	2013	2012
Canada	$4,288,155	$2,386,091	$11,492,468	$9,940,391
United States	5,242,682	1,154,970	14,562,405	1,657,536
Total	$9,530,837	$3,541,061	$26,054,873	$11,597,927

Long-lived assists	December 31, 2013	March 31, 2013
Canada	$1,424,129	$1,583,613
United States	1,119,422	648,742
Total	$2,543,551	$2,232,355

NOTE 5 – COMMON STOCK PURCHASE OPTIONS

On October 28, 2009, the Company issued a total of 410,000 stock purchase options exercisable for the purchase of its common stock at $0.40 per share. The options were issued to key employees. The options vest 1/3 each year for 3 years. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants as of October 28, 2009: dividend yield of zero percent; expected volatility of 127%; risk-free interest rates of 1.35% and expected life of 3.0 years. The Company recognized $0 and $18,436 in expense for the fair value of the options vesting during the nine months ending December 31, 2013 and 2012, respectively.

On February 15, 2011, the Company issued a total of 600,000 stock purchase options exercisable for the purchase of its common stock at $0.30 per share. The options were issued to key employees. The options vest 1/5 each year for 5 years. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants as of February 15, 2011: dividend yield of zero percent; expected volatility of 254%; risk-free interest rates of 2.02% and expected life of 2.5 years. The Company recognized $30,897 and $30,897 in expense for the fair value of the options vesting during nine months ending December 31, 2013 and 2012, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2013 and March 31, 2013

NOTE 5 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

On March 6, 2012, the Company approved a grant of 820,000 stock purchase options exercisable for the purchase of its common stock at 85% of approval date fair market value. The options were issued to key employees. The options vest 1/5 each year for 5 years. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The exercise price was determined as of September 27, 2012, the date the options were executed. The following weighted average assumptions used for grants as of September 27, 2012: dividend yield of zero percent; expected volatility of 191%; risk-free interest rates of 2.37% and expected life of 2.5 years. The Company recognized $216,948 and $1,729 in expense for the fair value of the options vesting during nine months ending December 31, 2013 and 2012, respectively.

On December 17, 2013, the Company changed the strike price per share, of the options approved March 6, 2012, to $1.75, reflecting 100% of the approval date value, as required under applicable tax law.  The Company accelerated the terms, to reflect the board approval date, and recognized an extra $58,487 in expense during the three months ended December 31, 2013 and will recognize an additional $59,063 in expense during the three months ending March 31, 2013.

On April 18, 2013, the Company approved a grant of 1,183,000 stock purchase options exercisable for the purchase of its common stock at 85% of approval date fair market value. The options were issued to key employees. The options vest 1/5 each year for 5 years. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The exercise price was determined as of August 21, 2013, the date the options were executed.  The following weighted average assumptions used for grants as of August 21, 2013: dividend yield of zero percent; expected volatility of 179%; risk-free interest rates of 1.64% and expected life of 2.5 years. The Company recognized $208,454 and $-0- in expense for the fair value of the options vesting during the nine months ended December 31, 2013 and 2012, respectively.

On December 17, 2013, the Company changed the strike price per share, of the options approved April 18, 2013, to $1.37, reflecting 100% of the approval date value, as required under applicable tax law.  The Company accelerated the terms, to reflect the board approval date, and recognized an extra $66,398 in three months ended December 31, 2013 and will recognize an additional $68,553 in the three months ending March 31, 2013.

On July 31, 2013, the Company approved a grant of 100,000 stock purchase options exercisable for the purchase of its common stock. The options were issued for director compensation. The options vest 1/2 upon execution and 1/2 after 1 year. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The exercise price was determined as of July 31, 2013, the date the options were executed.  The following weighted average assumptions used for grants as of August 21, 2013: dividend yield of zero percent; expected volatility of 179%; risk-free interest rates of 1.64% and expected life of 2.5 years. The Company recognized $117,989 and $-0- in expense for the fair value of the options vesting during the nine months ended December 31, 2013 and 2012, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2013 and March 31, 2013

NOTE 5 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

On December 17, 2013, the Company changed the strike price per share, of the options approved April 18, 2013, to $1.37, reflecting 100% of the approval date value, as required under applicable tax law.  The Company accelerated the terms, to reflect the board approval date, and recognized an extra $66,398 in expense during the three months ended December 31, 2013 and will recognize an additional $68,553 in expense during the three months ending March 31, 2013.

A summary of the status of the Company’s stock option plans as of December 31, 2013 and 2012 and the changes during the nine months are presented below:

	2013	2012
Unexercised options, beginning of year	1,805,000	1,010,000
Stock options issued during the nine months ended December 31,	1,483,000	820,000
Stock options canceled	(5,000)	(25,000)
Stock options expired	-	-
Stock options exercised	(307,125)	-
Unexercised options, December 31	2,975,875	1,805,000

Exercisable options, December 31	629,375	650,000

The following table summarizes information about the stock options as of December 31, 2013:

Outstanding Options
		Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value
$0.40	250,025	0.71	$0.40	$100,010
0.30	460,000	3.13	0.30	138,000
1.75	785,350	4.18	1.75	1,374,363
1.37	1,180,500	5.30	1.37	1,617,285
1.37	100,000	5.58	1.37	137,000
$3.85	200,000	5.85	3.85	770,000
	2,975,875	4.33	$1.39	$4,136,658

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2013 and March 31, 2013

NOTE 5 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about the exercisable stock options as of December 31, 2013:

Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value
$0.40	250,025	0.71	$0.40	$100,010
0.30	100,000	3.13	0.30	30,000
1.75	129,350	4.18	1.75	226,363
1.37	-	5.30	1.37	-
1.37	50,000	5.58	1.37	68,500
$3.85	100,000	5.85	3.85	385,000
	629,375	3.01	$1.29	$809,873

The following table summarizes information about non-vested options as of the nine months ended December 31, 2013:

	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2013	1,155,000	$0.95
Stock options issued during the nine months	1,478,000	1.71
Vest during the nine months ended December 31, 2013	(286,500)	2.42
Non-vested at December 31, 2013	2,346,500	$1.42

NOTE 6 – STOCKHOLDERS’ EQUITY

On November 18, 2013, the Company completed an equity offering of 2,259,393 shares of restricted Common Stock and received proceeds of $4,332,975, which is net of $592,501 in underwriting discounts, commission and direct costs incurred and paid by the Company in connection with this equity offering.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month and nine month periods ended December 31, 2013 and 2012.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2013.

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

Results of Operations

Comparison of the three months ended December 31, 2013 and 2012

Total Revenues

Total revenues during the quarter ended December 31, 2013 increased $5,989,776, or 169%, compared to the quarter ended December 31, 2012.  This increase was principally attributable to increased sales of goods, net.

Sales of Goods, Net

We realized an increase of $5,822,443, or 183%, in sales of goods, net during the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012.  This increase was primarily due to improved sales execution, the continued development of the U.S. market, the leveraging of now-effective sales people hired in previous quarters, and improved management of the sales team. There have been an increased number of sales through larger customers, which yielded higher revenues during the quarter. We expect that our quarterly revenues will continue to grow year-over-year at approximately historical rates, as our sales team continues to execute on our sales strategy.

Sales of Services, Net

During the three months ended December 31, 2013 we realized an increase of $167,333 or 46%, in sales of services, net.  We are beginning to experience increasing service revenues as a result of our continued expansion in the U.S.  We anticipate service revenues in our Utah and Texas offices will continue to expand in upcoming quarters. As the sales team proactively looks for equipment sales the opportunity to discuss services, related sales is expected to increase.

Total Cost of Goods Sold

As a percentage of total revenues, total cost of goods sold increased to 45% during the quarter ended December 31, 2013, compared to 39% during the quarter ended December 31, 2012.  This increase is due to an increase in Cost of Goods Sold-Products.

Cost of Goods Sold-Products

During the quarter ended December 31, 2013 cost of goods sold-products increased $2,843,036 or 271%, compared to the quarter ended December 31, 2012 as a result of increased sales, and a change in the mix of products sold during the quarter.  As a percentage of revenues from product sales, cost of goods sold-products increased from 33% to 43%. This proportional increase is mostly due to a rise in the proportion of sales of lower-margin products (such as component sales) compared to the prior year. Additionally, there was a minor modification in the allocation of overhead costs to cost of goods sold-products. However, the proportion of revenues from product sales represented by cost of goods sold-products for the period is approximately consistent with more recent levels of cost of goods sold-products, or about 40%.

Cost of Goods Sold-Services

Cost of goods sold-services increased $105,152, or 34%, during the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012. As a percentage of service revenues, cost of goods sold-service decreased from 86% to 79%. This decrease was attributable, in part, to logistical efficiencies, derived from serving a larger customer base throughout our service regions (and the installation of personnel in those areas, reducing logistical costs).

Gross Profit

Because the percentage increase in total costs exceeded the percentage-increase in total revenues, gross profit decreased to 55% of total revenues during the quarter ended December 31, 2013 compared to 61% during the quarter ended December 31, 2012.

Total Operating Expenses

Our total operating expenses increased $504,315, or 19%, during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.  As a percentage of total revenues, total operating expenses decreased from 75% to 33%. This decrease was largely attributable to a reduction in payroll expenses, general and administrative expenses, and depreciation expenses as a percentage of revenues.

General and Administrative Expenses

During the three months ended December 31, 2013 general and administrative expenses increased by $638,235, or 48%.  As a percentage of total operating expense, general and administrative expenses increased from 51% to 63%.  This increase was largely due to non-cash stock options expenses for employees and directors (discussed in Note 5)

Research and Development

During the quarter ended December 31, 2013 research and developments expenses were $139,691 compared to $38,472 during the quarter ended December 31, 2012, an increase of 263%.  As a percentage of total operating expense, research and development expenses increased from 1% to 4%.  We have increased our focus on research and development in order to improve our current products, as well as research the possibility of additional products that could enhance our current product-offering.

Payroll Expenses

We experienced a $197,146, or 17% decrease in payroll expenses in the quarter ended December 31, 2013 compared to quarter ended December 31, 2012.  As a percentage of total operating expenses, payroll expenses decreased from 43% to 30%.  This decrease was the result of the timing of management bonuses that were paid in the quarter ended December 31, 2012, but were not yet paid as of December 31, 2013.

Depreciation Expense

Depreciation expense decreased $37,993 or 33%, during the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012. As a percentage of total operating expenses, depreciation decreased from 4% to 3%.  This decrease in depreciation expense is primarily due to assets meeting their expected lives in our Canada office and to the allocation of depreciation to costs of goods sold.

Total Other Income (Expense)

During the three months ended December 31, 2013 we realized total other income of $1,855 compared to total other income of $8,581 for the three months ended December 31, 2012.  During the quarters ended December 31, 2013, we realized interest expense of $0, interest income of $1,544 and rental income of $311.  By comparison, during the quarter ended December 31, 2012, we realized interest expense of ($4,493), interest income of $13,074, and rental income of $0.

Net Income Before Income Taxes

The 169% increase we realized in total revenues, the 216% increase in total cost of goods sold and the 19% increase in total operating expenses combined to result in net income before income taxes during the quarter ended December 31, 2013 of $2,076,931 compared to net loss before income taxes of $453,616 during the quarter ended December 31, 2012—an increase of $2,530,547. As a percentage of total revenues, net income before income taxes represented 22% of total revenues, compared to (13%) during the prior year comparable quarter.

Income Tax Expense

We recognized income tax expense of $870,625 during the three months ended December 31, 2013 compared to a benefit of $127,347 during the three months ended December 31, 2012. As a percentage of net income, before income taxes, income tax expense rose from 28% to 42%, which greatly exceeds the Company’s historical blended tax rate of about 34%. This proportional increase is largely due to the stock option expenses realized in the quarter, which are not tax-deductible, and resulted in a higher tax-expense that will largely be non-recurring. Additionally, the Company realized a higher proportion of sales in the US market, which has a higher tax rate.

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

During the quarter ended December 31, 2013 we recognized a foreign currency translation loss of $178,593.  By comparison, during the quarter ended December 31, 2012 we recognized a foreign currency translation loss of $449,470.  These losses were the result of the strengthening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a total comprehensive income of $1,027,713 during the quarter ended December 31, 2013 compared to total comprehensive loss of $775,739 during the quarter ended December 31, 2012.

Comparison of the nine months ended December 31, 2013 and 2012

Total Revenues

Total revenues during the nine months ended December 31, 2013 increased $14,456,946, or 125%, compared to the nine months ended December 31, 2012.  This increase was principally attributable to increased sales of goods, net.

Sales of Goods, Net

We realized an increase of $14,053,507, or 131%, in sales of goods, net during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012.  This increase was primarily due to improved sales execution, the leveraging of now-effective sales people hired in previous quarters, and improved management of the sales team. There have been an increased number of sales through larger customers, which yielded higher revenues during the quarter. We expect that our revenues will continue to grow year-over-year at approximately historical rates, as our sales team continues to execute on our sales strategy.

Sales of Services, Net

During the nine months ended December 31, 2013 we realized an increase of $403,439 or 46%, in sales of services, net.  We are beginning to experience increasing service revenues as a result of our continued expansion in the U.S.  We anticipate service revenues in our Utah and Texas offices will continue to expand in upcoming quarters. As the sales team proactively looks for equipment sales the opportunity to discuss services related sales is expected to increase.

Total Cost of Goods Sold

As a percentage of total revenues, total cost of goods sold remained at 43% during the nine months ended December 31, 2013 (compared to 43% during the nine months ended December 31, 2012).  This constancy is due to the similar product mix sold throughout the nine months, although the product mix between individual quarters varied.

Cost of Goods Sold-Products

During the nine months ended December 31, 2013 cost of goods sold-products increased $5,840,085 or 135%, compared to the nine months ended December 31, 2012 as a result of increased sales. As a percentage of revenues from product sales, cost of goods sold-products increased slightly from 40% to 41%. We anticipate that, as a percentage of revenues from product sales, future cost of goods sold-product will continue to approximate historical levels, or about 40%.

Cost of Goods Sold-Services

Cost of goods sold-services increased $221,567, or 32%, during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. As a percentage of service revenues, cost of goods sold-service decreased from 80% to 72%. This decrease was attributable, in part, to logistical efficiencies, derived from serving a larger customer base throughout our service regions.

Gross Profit

Because the percentage increase in total revenue approximately matched the percentage-increase in cost of goods sold, gross profit remained at approximately 57% of total revenues during the nine months ended December 31, 2013 (compared to 55% during the nine months ended December 31, 2012).

Total Operating Expenses

Our total operating expenses increased $2,027,677, or 38%, during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012.  As a percentage of total revenues, total operating expenses decreased from 46% to 28%. This decrease was largely attributable to a reduction in general and administrative expenses, payroll expenses, and depreciation expenses as a percentage of revenues.

General and Administrative Expenses

During the nine months ended December 31, 2013 general and administrative expenses increased by $940,558, or 30%. This increase was largely due to non-cash stock options expenses for employees and directors (discussed in Note 5) in our third fiscal quarter.  As a percentage of total operating expenses, general and administrative expenses decreased from 59% to 55%. This decrease was due to payroll expenses constituting a higher percentage of operating expenses.

Research and Development

During the nine months ended December 31, 2013 research and development expenses were $390,710 compared to $148,865 during the nine months ended December 31, 2012.  As a percentage of total operating expenses, research and development expense has increased from 3% to 5%, as we have increased our focus on research and development in order to improve our current products, as well as research the possibility of additional products that could enhance our current product-offering.

Payroll Expenses

We experienced an $867,268, or 47% increase in payroll expenses in the nine months ended December 31, 2013 compared to nine months ended December 31, 2012.  As a percentage of total operating expenses, payroll expense increased from 34% to 37%.  This increase was primarily the result of increased hiring, particularly in our Utah and Texas offices during the past fiscal year, as well as reallocation of some expenses to the payroll expense account. We anticipate that, as a percentage of total revenues, future payroll expense will remain at approximately 11%.

Depreciation Expense

Depreciation expense decreased $37,993 or 33%, during the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012. As a percentage of total operating expenses, depreciation decreased from 4% to 3%.  This decrease in depreciation expense is primarily due to assets meeting their expected lives in our Canada office and a portion of depreciation expense being allocated to costs of goods sold.

Total Other Income (Expense)

During the three months ended December 31, 2013 we realized total other income of $1,855 compared to total other income of $8,581 for the three months ended December 31, 2012.  During the quarter ended December 31, 2013, we realized interest expense of $0, interest income of $1,544 and rental income of $311.  By comparison, during the quarter ended December 31, 2012, we realized interest expense of ($4,493), interest income of $13,074, and rental income of $0.

Net Income Before Income Taxes

The 125% increase we realized in total revenues, the 121% increase in total cost of goods sold and the 38% increase in total operating expenses combined to result in net income before income taxes during the nine months ended December 31, 2013 of $7,584,678, compared to net income before income taxes of $1,221,818 during the nine months ended December 31, 2012. As a percentage of total revenues, net income before income taxes represented 29% of total revenues, compared to 11% during the prior year comparable quarter.

Income Tax Expense

We recognized income tax expense of $2,714,839 during the nine months ended December 31, 2013 compared to $337,222 during the nine months ended December 31, 2012. As a percentage of net income before income taxes, income tax expense rose 9% (from 28% to 36%). This proportional increase is largely due to the stock option expenses realized in the third fiscal quarter, which are not tax-deductible, and resulted in a higher tax-expense for that quarter that will largely be non-recurring. Additionally, the Company realized a higher proportion of sales in the US market, which has a higher tax rate.

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

During the nine months ended December 31, 2013 we recognized a foreign currency translation loss of $378,817.  By comparison, during the nine months ended December 31, 2012 we recognized a foreign currency translation loss of $229,852.  The losses were the result of the strengthening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a total comprehensive income of $4,491,022 during the nine months ended December 31, 2013 compared to total comprehensive income of $654,744 during the nine months ended December 31, 2012.

Liquidity and Capital Resources

We have not required any financing during the past two fiscal years.

As of December 31, 2013 we had total current assets of $21,223,771 and total assets of $23,767,322 including cash and cash equivalents of $5,732,530.  At December 31, 2013 total liabilities were $3,250,069, all of which were current liabilities.

During the nine months ended December 31, 2013 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	For the Nine Months Ended December 31,
	2013	2012
Net cash provided by operating activities	$1,253,675	$308,915
Net cash used in investing activities	(620,147)	(474,381)
Net cash provided by financing activities	4,451,487	-
Effect of exchange rate on cash	(161,257)	(264,802)
Net increase in cash	$4,923,758	$(430,268)

Net cash provided by our operating activities was $1,253,675.  As discussed above, during the nine months ended December 31, 2013 we realized an increase in net income which is primarily the result of selling to an increasing number of larger customers. Such sales require a lag between the large cash investment to fulfill and ship orders to these larger customers, and the receipt of cash from these customers. While continued sales growth is expected to yield increasingly higher nominal levels of cash, we expect the cash discrepancy to grow during periods of significant sales growth, and normalize during periods of steady revenues. This discrepancy has been addressed—in part—by the Company’s recent financing to provide working capital, and can also be addressed by improved sales- and operations-planning (i.e. reducing large orders to multiple smaller orders, over time, when possible).

During the nine months ended December 31, 2013 net cash used in investing activities was ($620,147) compared to ($474,381) in the nine months ended December 31, 2012.

During the nine months ended December 31, 2013 net cash provided by financing activities was $4,451,487, compared to $0 in the nine months ended December 31, 2012.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Commitments

Office lease - Park Row	$112,100	$21,000	$91,100	$-	$-
Total	$112,100	$21,000	$91,100	$-	$-

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

As of December 31, 2013 we had no off-balance sheet arrangements.

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

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: 1) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (2) ineffective controls over period-end financial disclosure and reporting processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements for the periods covered in this quarterly report on Form 10-Q, who communicated the matters to our management and board of directors.

 Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. As of the date of this report, we now have four independent directors, three of whom have been appointed to an audit committee that will oversee financial reporting and controls.  It is expected that the advisement of the audit committee will help management to mitigate future material weaknesses.

Management’s Remediation Initiatives

Currently, we do not completely meet the standards under COSO due to the limited personnel in a company of our size. With our increased financial resources and now-functioning audit committee, we plan to improve our internal controls, including: (1) increasing our personnel resources and technical accounting expertise within the accounting function; and (2) further preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors and mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

Other than the appointment of an audit committee and independent directors, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 3.1	Amended and Restated Bylaws (incorporated by reference to the Exhibit 3.1 to the Registrant’s Form 8-K filed December 23, 2013) (File No. 000-52376)

Exhibit 10.1	Securities Purchase Agreement, dated as of November 12, 2013 (incorporated by reference to the Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2013) (File No. 000-52376)

Exhibit 10.2	Registration Rights Agreement, dated as of November 12, 2013 (incorporated by reference to the Exhibit 10.2 to the Registrant’s Form 8-K filed November 12, 2013) (File No. 000-52376)

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	February 14, 2014	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	February 14, 2014	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer