Form 10-K
period 2014-03-31
PROFIRE ENERGY INC
filed 2014-06-30
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number 001-36378

PROFIRE ENERGY, INC.
(Name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 South 1250 West, Suite 1
Lindon, Utah	84042
(Address of principal executive offices)	(Zip code)

(801) 796-5127
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act:
Common Stock, $0.001 par value

Securities registered pursuant to section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐ Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. )  ☑ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold, as of the last business day of our most recently completed second fiscal quarter was approximately $22,576,213.

As of June 27, 2014, the registrant had 48,041,563 shares of common stock, par value $0.001, issued and outstanding

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

PART I

Item 1.                      Business

Overview

We were originally incorporated in the State of Nevada on May 5, 2003.  Since October 2008 we have been engaged in the business of developing combustion management technologies for the oil and gas industry.

Consistent with our historical objectives, we intend to continue the expansion of our sales and services to the oil and gas industry, and we intend to improve the industry’s burner management technologies. We plan to accelerate the growth of our sales staff to help meet potential demand, especially where such demand could be augmented by recent and potential legislative changes in the United States.  We believe that hiring qualified sales personnel will help us generate and fulfill a growing demand for our products.  With the addition of such sales personnel, we plan to expand into other regions within the United States to offer our products and services. In particular, we are looking to significantly expand our operations in the states of Colorado and North Dakota, where we believe legislative and business drivers, respectively, may provide for increasing sales. We intend to use some of the additional sales personnel to help establish international sales and distribution channels, including channels that we feel can be highly scalable, such as working with original equipment manufacturers to distribute our products.

In order to facilitate the success of our sales team, we plan to add to our service team throughout the United States and enhance our service presence, especially in high-growth areas.  We currently have service personnel located in Colorado, North Dakota, Texas, Pennsylvania, and Utah.  With recent legislation in Colorado, we see the need to accelerate the growth of our service staff there and will strategically enhance that of other locations as opportunities arise. Our Canadian office continues to provide oilfield services to support its product sales, as it has done historically.

As we prepare to grow our sales and service teams, we remain dedicated to providing top-quality and innovative products.  We plan to add personnel to our current research and development team, and extend our product line by developing new burner management systems with updated capabilities to match market demand.  We also plan to use our research and development resources to extend our brand by developing valve technologies that complement our current products.

Principal Products and Services

We design, assemble, install, service, and sell oilfield combustion management technologies and related products such as burner management systems, flare ignitions systems, fuel train components, secondary airplates, and valve actuators.  Our products and services aid oil and natural gas producers in the safe and efficient production and transportation of oil and natural gas.  Our primary products are burner management systems, as described below.

In the oil and natural gas industry there are numerous demands for heat generation and control.  Oilfield vessels of all kinds, including storage tanks, separators, line-heaters, dehydrators, treaters, amine reboilers, and free-water knockout systems, require sources of heat to satisfy their various functions, which heat is provided by a burner flame inside the vessel.  A burner flame is integral to the proper function of the oilfield vessel because the vessels use the flame’s heat to help separate, store, transport and purify oil and gas (or even water).  The viscosity of the oil and gas is critical to a number of oilfield processes, and is directly affected by the heat provided by the burner flame inside the vessel.

Our products help ignite, monitor, and manage this burner flame, reducing the need for employee interaction with the burner, such as for re-ignition or temperature monitoring.  As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  We believe there is a growing trend in the oil and gas industry toward process automation, and burner management automation fits squarely within this trend.  Also, there is an increasing need for skilled combustion technicians.  In addition to selling products, we train and dispatch combustion technicians to address this industry need in both Canada and throughout the United States.

Before we began designing and selling burner management products, our primary focus was on providing installation and maintenance services for the products and systems of other manufacturers.  After providing installation and maintenance services for several years, we decided to pursue the development of burner management technologies, and we began work on a proprietary burner management system to ignite, monitor, and manage the burner flames used in oilfield vessels.  Our principal objectives in developing our proprietary burner management system were to:

•	provide a safe, efficient and code-compliant method to ignite, monitor, and/or manage burner flames in the industry; and

•	ensure the system could be easily controlled by oilfield operators.

With these objectives in mind, we initially developed the PF1100 burner management system in 2005.  During our fourth fiscal quarter 2011, we introduced the PF2100 burner management system.  The PF2100 offered increased expandability, remote access and data-logging features compared to the PF1100 model.  The PF2100 system has proven more versatile and capable than the PF1100, and allows the end-user to more easily manage a wider variety of combustion vessels.  It also complies with CSA and UL ratings.  While we still support our PF1100 system, we no longer manufacture or sell it.

During our second fiscal quarter 2013, we released the PF1300.  The PF1300 is a flare-ignition system that provides fundamental ignition capabilities for combustor and open-flare vessels, and can relay flame-status to a remote site.

In May 2013, we expanded our product line, announcing the PF1800.  The PF1800 is a mid-range burner management system option that provides fundamental burner management functionality, such as burner re-ignition and temperature management.  As a simplified burner management system, we do not expect the PF1800 to become a flagship product but rather to fill a void in the industry’s burner management needs.  The PF1800 became available for sale in June 2013.

Our systems have become widely used in Western Canada, and well-received in the United States market, with sales to such companies as Chesapeake, Anadarko, Exxon-Mobil, Shell, ConocoPhillips, Devon Energy, Petro-Canada, Encana and others, and are sometimes delivered by one of our distributors.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Russia, Ukraine, India, Nigeria, the Middle East, Australia, and Brazil. While we seek to expand our international activities, our principal focus is on the North American oil and gas market.

We believe our burner management systems and flare-ignition system offer certain advantages to other burner management systems on the market, including that they:

•	meet or exceed all current relevant codes and standards (e.g. those established by CSA and UL), while many competing products are often not certified to industry codes;

•	easily install with clearly marked component I/O;

•	have easily accessible and removable terminal connections;

•	rapidly shut down on flame-out;

•	use DC voltage spark ignition;

•	accommodate solar panel or thermoelectric generator applications with a low-power design;

•	enable auto-relight or manual operation; and

•	include transient protected fail-safe circuits.

In addition to our burner management systems (PF2100 and PF1800) and flare ignition systems (PF1300 and PF2100F), we design (and also re-sell) other technologies and products, including:

•	specialized burner management systems (e.g. PF2100i) intended for use in specific firetube vessels (e.g., incinerators);

•	valve train products, including valves, valve actuators, gauges, and installation products; and

•	miscellaneous componentry such as:

	o	solar-power generation kits,

	o	add-on cards to expand the functionality of a given system, and

	o	a proprietary airplate that meters secondary airflow to the burner, allowing for more optimized combustion and reduced emissions.

  In addition to offering product, we provide maintenance on the burners of vessels where our product is installed.

We frequently assess market needs and look for opportunities to provide quality solutions to the oil and gas producing companies we serve.  Upon identifying a potential market need, we begin researching the market and developing products that might have feasibility for future sale.

Principal Markets and Distribution Methods

Initially we focused our sales efforts primarily in Western Canada, with an office in Edmonton, Alberta. Given our success in that market, we determined to expand our sales efforts to other markets, including the U.S. market.  Pursuant to our development strategy, we purchased office and warehouse space in Lindon, Utah in 2010 and opened an office in Houston, Texas in 2012 to serve our current and potential clients in those regions.  In 2013, we expanded our warehouse space in Texas.  In 2014, we opened another warehouse facility in Texas (service center), and opened additional offices in Oklahoma (sales office) and Pennsylvania (service center). We realized an increase in our U.S. sales during the 2013 fiscal year, and attribute this increase to (1) increased sales people, (2) a growing network of sales contacts in the U.S., and (3) an increased ability to sell our products on economic merits, rather than regulatory pressures.  We anticipate continued sales growth in both Canadian and U.S. markets, but expect the latter will grow more quickly than the former.  We anticipate both markets will continue to present suitable demand for our products, partly due to increased energy development and production in those markets, although local environments, regulations, and needs will impact the product mixes that will prevail in individual markets.

Currently, we are looking to increase the scalability of our business model as we prepare to serve an expanding customer base with our growing product lines.  Recurring revenue models, sales through distributors, and other high-scale strategies will become increasingly important for us to pursue as we seek new levels of market penetration, revenue and net income.

While our primary market is currently the North American oil and gas industry, we also work with various international distributors to distribute our products through North America, Brazil, and Australia, and are pursuing a number of additional distribution relationships in other countries. While we have recently focused on opening distribution channels in Mexico and Russia, the current political unrest in Russia has led us to curtail our efforts there for the foreseeable future, with hopes to restore such efforts when the political environment stabilizes. We believe that by maintaining strong relationships with our current customers, consistently delivering exceptional products, and pursuing highly scalable revenue strategies, we will see continued—and increased—growth in year-over-year revenues.

Competition

Based on our experience, we believe most of the other companies in our industry are either small-sized service companies or product retailers who sell products but have a limited service department to support their products.  In the U.S. market, there are several companies that are marketing related and somewhat similar products.  They include SureFire, Platinum, and ACL (note: Some larger conglomerates, such as Siemens, Honeywell, and others, manufacture BMS for very sophisticated refinery environments and some larger (e.g. forced-air) systems in the oilfield. But they have not, historically, emphasized sales for natural draft smaller- and mid-size oilfield applications). We had previously included TitanLogix as a competitor, but their recent voluntary recall of their FGI 351 burner management system—together with their recent announcements of additional products in other areas of the industry—suggest to us that they currently do not have a directly competitive position in our area of the industry.

These competitors are focused regionally and tend to have operations that are limited to areas close to their headquarters.  While we believe price is a significant component of competition within our industry, we believe the most important competitive factors are performance, quality, reliability, durability, and installation/service expertise.  To that end, we have primarily sought to create high-quality innovative products, then sought to constrain costs without comprising those primary characteristics, and we expect to continue to remain highly competitive in the industry. To help assure our customers of our commitment to quality and safety, our burner management systems have been certified to comply with CSA and UL ratings.

We recognize that the oilfield services industry is highly competitive, and as our segment within this industry grows and matures we expect additional companies will seek to enter this market.  Many of these companies may be more highly capitalized, more experienced, more recognized or better situated to take advantage of market opportunities.

Sources and Availability of Raw Materials

We have a limited number of contracts in place with the parties from whom we acquire the parts used to manufacture our products.  We believe, however, there are adequate alternative sources for the parts needed to manufacture our products available to us should they be needed.  In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components for our systems.  However, some of the components that we resell, such as some of our valve products, are available from a limited number of suppliers. If our access to such products became constricted, we could experience a material adverse impact on our results of operations or financial condition. We have, however, recently released a proprietary valve-actuator product, and anticipate our dependency on these limited componentry suppliers could diminish in the future, with increased proprietary-product development. As we anticipate increased revenues—and continued development of proprietary products—we expect to review our relationships with certain suppliers, to help ensure we are working with suppliers that best meet our needs and the needs of our customers.

Because many of the component parts we use are relatively low-priced and readily available, we do not anticipate that a sudden or dramatic increase in the price (or decrease in supply) of any particular part would have a material adverse effect on our results of operations or financial condition even if we were unable to increase our sale prices proportionate to any particular price increase.  If we experienced a significant increase in the cost of a significant number of the parts we use to build our systems, such could have a material adverse impact on our results of operations or financial condition until we are able to adjust our sales prices accordingly, which could potentially help mitigate the effect of such cost increases.

We contract with a third-party fabricator to manufacture our burner management and flare-ignition systems, specifically the PF2100, PF1800 and PF1300.  This has helped to improve manufacturing efficiencies.  Under the direction of our product engineers, the manufacturer is able to procure all electronic parts, specialty cases and components, and from those, assemble the complete system.  Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality control testing, and ensure the programming for each system is ready for the anticipated environment of the customer.  Shipments to us (from our manufacturer) are usually limited to approximately 400 systems, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted.  The entire process is typically completed within sixty days of receiving the purchase order.  While we have a contract in place with this manufacturer, should we lose its services, for whatever reason, we believe we inventory sufficient product to meet our customers’ needs in the event of short-term supply chain disruptions.  We also believe we have adequate alternative manufacturing sources available, that while such a loss might result in a temporary short-term disruption, we do not anticipate such would result in a materially adverse impact in our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time.  We are active in seeking alternative manufacturing options to ensure that our current fabricator is competitive in price, manufacturing quality and fulfillment speed, especially as we increase our production levels for a growing customer base throughout North America.

Dependence upon Major Customers

During the fiscal years ended March 31, 2014 and 2013, the following customers accounted for more than 10% of our total revenues:

	Year ended March 31,
Customer	2014	2013
Chesapeake Energy	21%	1%
Grit Industries/A-Fire Holdings Ltd.	3%	10%
Heating Solutions International Inc.	9%	12%
Pride of the Hills	6%	10%

Some of our customers, as is the case with Grit Industries Inc./A-Fire Holdings Ltd. and Heating Solutions International Inc., are contractors for large oil companies who specify the use of our equipment.  In these cases, often, our customers bid for the same jobs, so if one does not get the job, another likely will.  Regardless of who wins the contract, if the oil company bidding out the job requires our equipment the winning bidder has to acquire the equipment from us.  Of course, the loss of any one or more of these major customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Patents, Trademarks and Other Intellectual Property

Although we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright, we have pursued the acquisition of intellectual property for a number of our products.

We have filed several patent applications for various product innovations.  Management will assess the strategic and financial value of each potential patent as the various intellectual properties are developed.

The provisional and/or non-provisional applications we have filed thus far are intended to protect:

•	a secondary airplate that can dynamically meter air with a unique shuttering mechanism, and helps ensure enhanced combustion conditions within a firetube;

•
an improved coil housing and cover that help prevent arcing and protect the coil within the burner management system’s enclosure, and is designed for consistent performance in harsh oilfield conditions, due to its strong sparking capability;

•	a mobile demonstration unit that safely stores and displays a functional burner management system for sales and demonstration purposes; and

•	certain valve-related technologies.

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certifications/ratings for our combustion management systems before they are released to the market.  We have received the appropriate Canadian Standards Association (CSA) and UL certifications for our burner management systems.

Effects of Existing or Probable Governmental Regulation on our Business

As government and industry continue to heighten safety standards, demand for combustion safety controllers and management systems, such as those we produce, continues to grow—and combustion processes in oilfields have been a topic of historical and current legislative agendas.  B149.3-10 of the CSA governs the safety precautions that must be met concerning the ignition of the pilot and the main burner in Canada.  It allows a programmable control to be used, if the controller complies with certain certification requirements promulgated by the CSA.

The Colorado department of Public Health and Environment recently passed a regulation that requires that combustion devices installed after May 1, 2014 be equipped with an auto-igniter by May 1, 2016. While the law is relatively new—to the state and the industry—we intend to follow its implementation and policing in the coming months and years. We have assigned a number of sales/service professionals to the area, to ensure we have a presence in that state.

We are following other potential regulatory changes that could affect our business, and intend to plan for (and respond to) any resulting changes appropriately.

Governing bodies have historically been hesitant to establish standards that were too demanding, as safety products and policing capabilities were not readily available.  More recently, however, regulators have begun enacting more stringent compliance, efficiency requirements, emission standards, and other standards that are potentially beneficial to our sales.  We have historically focused on providing products and services that exceed existing safety standards; therefore, we believe demand for our products will increase as regulators continue to tighten safety and efficiency standards in the industry.  In addition to satisfying regulatory and safety requirements, we believe oil and gas companies are beginning to recognize the significant improvements in efficiency, safety and compliance that can be realized through the use of our burner management systems and related products, and we believe that such will continue, especially as oil and gas production increases.

Although we believe our growth prospects to be strong in the existing regulatory environments, changes in the regulatory environment could materially impact our results of operations and financial condition.  For example, we believe there could be an increase in our sales if the U.S. were to adopt regulations that subsequently increased the demand for burner management products.  We believe that, historically, a significant portion of our Canadian sales have been attributable to such regulation in Canada, resulting in a higher penetration rate for our products there, and we anticipate such regulatory pressures to continue.  Similarly, if the regulatory environment were to become less stringent, we could experience a significant decline in the demand for our products, which we would expect would materially and adversely impact our results of operations and financial condition.  As of the date of this report we are not aware of any pending or anticipated major regulatory changes in the near future.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems.  During the years ended March 31, 2014 and March 31, 2013 we spent $703,266 and $315,045, respectively, on research and development programs. None of these research and development costs were borne by our customers pursuant to customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

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

During the fiscal year ended March 31, 2014 we did not incur material direct costs to comply with applicable environmental laws.  There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Employees

As of March 31, 2014 we had a total of 82 employees, 75 of whom were full-time employees, with a general categorical breakdown as follows:

•	18 sales,

•	12 service,

•	52 other

In addition to these employees, we have also subcontracted a limited number of individuals to provide service- and administrative-related services.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information with the Commission.  The public may read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may access these reports, proxy statements and information statements and other information regarding issuers that file electronically with the Commission at its website www.sec.gov.  We provide free access to our filings with the Commission, as soon as reasonably practicable after filing, on our website located at www.ProfireEnergy.com. Information appearing on our website is not part of any report that we file with the Commission.

Item 1A.                  Risk Factors

In addition to the risks discussed throughout this report we are subject to the following risks.

Risks Relating to our Business

Changes in the level of capital-spending by our customers could materially and adversely impact our business and financial condition.

Our principal customers are oil and natural gas exploration and production companies.  Our results of operations and financial condition depend on the level of capital spending by our customers.  The energy industry’s level of capital spending is tied to the prevailing commodity prices of natural gas and crude oil.  Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can economically produce and volatility in commodity prices may make our customers reluctant to invest in oilfields where our products would be required.  Although our products enhance the efficiency of producing wells, we believe a prolonged or substantial downturn in market price would lead to reductions or delays in the capital spending of our clients and therefore in the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

Our business depends on spending by the oil and gas industry; this spending and our business may be materially and adversely affected by industry conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to transport, refine and produce oil and natural gas. Industry conditions are influenced by numerous factors over which we have no control, such as:

•	the level of oil and gas production;

•	the demand for oil and gas related products;

•	domestic and worldwide economic conditions;

•	political instability in the Middle East and other oil producing regions;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price of foreign imports of oil and gas, including liquefied natural gas;

•	natural disasters or weather conditions, such as hurricanes;

•	technological advances affecting energy consumption;

•	the level of oil and gas inventories;

•	the cost of producing oil and gas;

•	the price and availability of alternative fuels;

•	merger and divestiture activity among oil and gas producers; and

•	governmental regulations.

The volatility of the oil and gas industry and the consequent impact on the transportation, refinement and production of oil and natural gas could cause a decline in the demand for our products and services, which could have a material adverse effect on our business.

Our assets and operations, as well as the assets and operations of our customers, could be adversely affected by weather and other natural phenomena.

Our assets and operations could be adversely affected by natural phenomena, such as tornados, earthquakes, wildfire, and landslides.  A significant disruption in our operations or the operations of our customers due to weather or other natural phenomena could adversely affect our business and financial condition.

The attractive nature of the oilfield services industry could lead to an increase of direct competitors.

The oilfield services industry is highly competitive.  As our segment within the oil and gas exploration and production industry grows and matures we expect additional companies will seek to enter this market.  New entrants to our industry may be more highly capitalized, more experienced, better recognized or better situated to take advantage of market opportunities. Any failure by us to compete against current and future competitors could have a material adverse effect on our business, financial condition and results of operations.

Changes to governmental regulation of the oil and gas industry could materially and adversely affect our business.

If the laws and regulations governing oil and natural gas exploration and production were to become less stringent, we could experience a significant decline in the demand for our products, which we would expect would materially and adversely impact our results of operations and financial condition. These regulations are subject to change and new regulations may curtail or eliminate customer activities in certain areas where we currently operate.  We cannot determine the extent to which new legislation may impact customer activity levels, and ultimately, the demand for our products and services.
Further, our operations are affected by local, provincial, state, federal and foreign laws and other regulations relating to gas and electric safety standards and the oil and gas industry, as well as laws and regulations relating to worker safety and potentially environmental protection.  We cannot predict the level of enforcement of existing laws and regulations, how such existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on us, our business or financial condition.

Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

We may use hazardous materials in our research and development and manufacturing processes, and, as a result, are subject to federal, state, local and foreign regulations governing the use, storage, handling and disposal of these materials and hazardous waste products that we generate. Although we believe that our procedures for using, handling, storing and disposing of hazardous materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, including a discharge of hazardous materials into the environment, we could be held liable for damages or penalized with fines, and the liability could exceed our insurance and other resources. We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

We are also subject to various other federal, state, local and foreign laws and regulations. Failure to comply with applicable laws and regulations, including new or revised safety or environmental standards, could give rise to significant liability and require us to incur substantial expenses and could materially harm our results of operations.

Our international operations involve additional risks not associated with our domestic operations.

We intend to continue our expansion into international oil and gas producing areas. The effect on our international operations from the risks we describe will not be the same in all countries and jurisdictions. Risks associated with our operations outside of the United States include risks of:

•	multiple, conflicting, and changing laws and regulations, export and import restrictions, and employment laws;

•	regulatory requirements, and other government approvals, permits, and licenses;

•	potentially adverse tax consequences;

•	political and economic instability, including wars and acts of terrorism, political unrest, boycotts, curtailments of trade and sanctions, and other business restrictions;

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	difficulties and costs in recruiting and retaining individuals skilled in international business operations;

•	foreign exchange restrictions;

•	foreign currency fluctuations;

•	foreign taxation;

•	the inability to repatriate earnings or capital;

•	changing foreign and domestic monetary policies;

•	cultural and communication challenges;

•	industry-process differences;

•	regional economic downturns; and

•
foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction that may harm our ability to compete.

Sanctions by the U.S. government against certain companies and individuals in Russia and Ukraine may hinder our ability to conduct business with potential or existing customers in these countries.

While we have not historically derived significant revenue from business in either Russia or Ukraine, the continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our future operations, sales, and future growth prospects in that region.  Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. The sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with existing and potential customers. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, could be adversely affected.

Our business has potential liability for litigation, personal injury and property damage claims assessments.

Most of our products are used in hazardous production applications and involve exposure to inherent risks, including explosions and fires, where an accident or a failure of a product could result in liability for personal injury, loss of life, property damage, pollution or other environmental hazards or loss of production.  Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used.  This litigation could result in large claims for damages, including consequential damages, and could impair the market’s acceptance of our products.  The frequency and severity of such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators.  These occurrences could have an adverse effect on us.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

The oil industry experiences significant product liability claims. As an installer and servicer of oilfield combustion management technologies and related products, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our technology or products caused the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages.  In addition, we may be required to participate in recalls involving our products if any of our products prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships.  We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Uninsured or underinsured claims or litigation or an increase in our insurance premiums could adversely impact our results of operations.

Although we maintain insurance protection for certain risks in our business and operations, we are not fully insured against all possible risks, nor are all such risks insurable. It is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured or underinsured and beyond the amounts we currently have reserved or anticipate incurring. Significant increases in the cost of insurance and more restrictive coverage may have an adverse impact on our results of operations. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims and assessments that may arise.

Liability to customers under warranties may materially and adversely affect our earnings.

We provide warranties as to the proper operation and conformance to specifications of the products we sell. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims, and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be adversely affected.

Some of our products use equipment and materials that are available from a limited number of suppliers.

We purchase equipment provided by a limited number of manufacturers who specialize in combustion burner equipment.  During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment.  There are a limited number of suppliers for certain materials used in burner management systems, our largest product line.  Although these materials are generally available, supply disruptions may occur due to factors beyond our control.  Such disruptions, delayed deliveries, and higher prices could limit our ability to provide services or increase the costs of providing services, thus possibly reducing revenues and profits.

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to streamline operations and to cut costs, we outsource our manufacturing processes and other functions and continue to evaluate additional outsourcing.  If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer.  For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis.  The ability of these manufacturers to perform is largely outside of our control.  Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays.

Historically, we have been dependent on a few major customers for a significant portion of our revenue and our revenue could decline if we are unable to maintain those relationships, if customers reduce their orders for their products, or if we are unable to secure new customers.

Historically, we have derived a significant portion of our revenue from a limited number of customers. For the years ended March 31, 2014 and 2013, sales to our largest four customers accounted for approximately 47% and 37%, respectively, of our revenue. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on these customers to supply a substantial portion of our revenue.  Relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty.  Demand for our products is tied directly to the health of the oil industry. Accordingly, factors that affect the oil industry have a direct effect on our business, including factors outside of our control, such as sales slowdowns due to economic concerns, or as a result of natural disasters. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, would result in an adverse effect on our revenue, our profitability, and our ability to continue our business operations.

We are exposed to risks of delay, cancellation, and nonpayment by customers in the ordinary course of our business activities.

We are exposed to risks of loss in the event of delay, cancellation, and nonpayment by our customers. Our customers are subject to their own operating and regulatory risks and may be highly leveraged.  We may experience financial losses in our dealings with other parties.  Any delay and any increases in the cancellation of contracts or nonpayment by our customers and/or counterparties could adversely affect our results of operations and financial condition.

Our operating results for certain components of our business may fluctuate on a seasonal basis.

Revenues from the sale of our products can fluctuate depending on the season.  The demand for oil, natural gas and other fuels peak during the winter months.  Since oil and natural gas producers make up our customer base, the demand for our products could fluctuate seasonally with the demand for oil and natural gas and drilling seasonality. Demand for natural gas and other fuels could vary significantly from our expectations depending on the location of our customers.

Our ability to successfully commercialize our technology and products may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our technologies and planned products, or if the scope of the intellectual property protection is not sufficiently broad.

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. with respect to our proprietary technology and products.   In recent years patent rights have been the subject of significant litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we or were the first to file for patent protection of such inventions. Even if the patent applications we rely on issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.  As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

While we are not currently engaged in any material intellectual property litigation, in the future we may commence lawsuits against others if we believe they have infringed our rights.  We cannot be assured that we would be successful in any such litigation.  Our involvement in any intellectual property litigation could require the expenditure of substantial time and other resources, may adversely affect the development of sales of our products or intellectual property, our capital resources, or may divert the efforts of our technical and management personnel, and could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to protect or enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our planned products throughout the world would be prohibitively expensive to us. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the U.S.  These products may compete with our products in jurisdictions where we do not have any issued patents and our intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries may not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.

Some of our proprietary intellectual property is not protected by any patent, copyright or patent or copyright applications, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization.  We rely upon confidential proprietary information, including trade secrets, unpatented know-how, technology, software, and other proprietary information, to develop and maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in the market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. These agreements are designed to protect our proprietary information, however, we cannot be certain that our trade secrets and other confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets, or that technology relevant to our business will not be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect trade secrets and confidential information to the same extent as the laws of the U.S. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have a material adverse effect on our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. While we are not aware of any issued or pending patent applications that could restrict our ability to operate, we may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we may be temporarily or permanently prohibited from commercializing our products that are held to be infringing. We might, if possible, also be forced to redesign our products so that we no longer infringe the third party intellectual property rights or we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business.

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we do not develop and commercialize new competitive products, our revenue may decline.

To remain competitive in the market for oilfield combustion management technologies, we must continue to develop and commercialize new products. If we are not able to develop commercially competitive products in a timely manner in response to industry demands, our business and revenues will be adversely affected. Our future ability to develop new products depends on our ability to:

•	design and commercially produce products that meet the needs of our customers;

•	attract and retain talented research-and-development management and personnel;

•	successfully market new products; and

•	protect our proprietary designs from our competitors.

We may encounter resource constraints or technical or other difficulties that could delay introduction of new products and services. Our competitors may introduce new products before we do and achieve a competitive advantage.
Additionally, the time and expense invested in product development may not result in commercial products or provide revenues. We could be required to write off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

New technologies could render our existing products obsolete.

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete.  Our success depends upon our ability to design, develop and market new or modified combustion management technologies and related products. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to stringent regulatory standards and performance requirements and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.

Our business and financial condition could be negatively impacted if we lose the services of certain members of senior management.

Our development to date has largely depended, and in the future will continue to largely depend, on the efforts of our senior management, including Brenton W. Hatch, CEO, Harold Albert, COO, and Andrew W. Limpert, CFO.  We currently do not have key-person insurance for these individuals; however, our recent revenue growth, uplisting to Nasdaq, and corporate expansion—and the increased visibility and shareholder expectations entailed with such—could make the risks associated with the departures of such individuals greater than in the past. Departures by members of our senior management could have a negative impact on our business, as we may not be able to find suitable personnel to replace departing members on a timely basis or at all. The loss of any member of our senior management could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

Failing to attract and retain skilled employees could impair our growth potential and profitability.

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

If we are unable to expand into new markets, our ability to grow our business and profitability as planned could be materially and adversely effected.

We intend to continue to pursue our aggressive growth strategy for the foreseeable future.  Future operating results will depend largely upon our ability to expand to new markets and increase sales.  To support this growth, we have and will continue to expand our marketing expenditures, add new employees and open additional offices.  There can be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to enter into new markets, our business, results of operations, financial condition and cash flow could be materially and adversely affected.

If we are unable to manage growth effectively, our business, results of operations and financial condition could be materially and adversely affected.

Our ability to successfully expand to new markets, or expand our penetration in existing markets, is dependent on a number of factors including:

•	our ability to market our products and services to new customers;

•	our ability to provide increasingly large-scale support and training materials for a growing customer base;

•	our ability to hire, train and assimilate new employees;

•	the adequacy of our financial resources; and

•	our ability to correctly identify and exploit new geographical markets and to successfully compete in those markets.

There can be no assurance that we will be able to achieve our planned expansion, that our products will gain access to new markets or be accepted in new marketplaces, achieve greater market penetration in existing markets or that we will achieve planned operating results or results comparable to those we experience in existing markets in the new markets we enter.

Our awards of stock options to employees may not have their intended effect.

A portion of our total compensation program for key personnel has historically included the award of options to buy our common stock. If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

Risks Relating to our Stock

Our common stock lacks liquidity.

A significant percentage of our outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC” or “Commission”) under the Securities Act of 1933.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	the introduction of new products by our competitors;

•	announcements of technology advances by us or our competitors;

•	current events affecting the political and economic environment in the United States;

•	conditions or trends in the industry, including demand for our products and services and technological advances;

•	changes to financial estimates by us or by any securities analysts who might cover our stock;

•	additions or departures of our key personnel;

•	government regulation of our industry;

•	seasonal, economic, or financial conditions;

•	our quarterly operating and financial results; or

•	litigation or public concern about the safety of our products.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by variations in oil and gas prices, because demand for our products and services is closely related to those products.

The stock market in general experiences from time to time extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

As of June 27, 2014, the registrant had 48,041,563 shares of our common stock outstanding, and options that are exercisable into 3,184,615 shares of our common stock. If any significant number of our outstanding shares are sold, such sales could have a depressive effect on the market price of our stock. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

In our Annual Report on Form 10-K for the year ended March 31, 2013, we reported that we had the following material weaknesses in our internal controls: (1) lack of a functioning Audit Committee and lack of independent directors on our Board of Directors (the “Board”), resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.   Since March 31, 2013, we developed and implemented a remediation plan to address the identified material weakness as follows:

1. We have added four independent directors to our Board and on the 7th day of November, 2013, the Board passed a resolution creating a fully functioning Audit Committee comprised of independent directors;

2. We hired a separate accounts payable and accounts receivable clerks in an effort to provide segregation of duties in accordance with our control objectives;

3. We implemented several policies to increase the control over accounting and financial reporting; and,

4. We hired additional employees to supplement our internal finance team and help oversee the filing of quarterly and year-end filings.

Although we believe that these efforts have strengthened our internal control over financial reporting, we cannot be certain that our revised internal control practices will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Capital Market, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to authorize the issuance of a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for the Board to authorize preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

Any aspect of the foregoing, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock. Accordingly, you will need to rely on sales of your common stock after price appreciation, which may never occur, in order to realize a return on your investment.

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

Our management has significant influence over matters requiring shareholder approval.

Our management owns, approximately 71.5% of our common stock, as of June 27, 2014. As a result, our management has sufficient voting power to control the outcome of many matters requiring shareholder approval. These matters may include:

•	the composition of our Board, which has the authority to direct our business, appoint and remove our officers, and declare dividends;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our articles of incorporation and bylaws.

This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give our other stockholders the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price. The interests of our management may differ from the interests of our other stockholders. Furthermore, this concentration of ownership may delay, prevent or deter a change in control, or deprive you of a possible premium for your common stock as part of a sale of our company.

We may not be able to maintain compliance with The NASDAQ Capital Market’s continued listing requirements.

Our common stock is listed on The NASDAQ Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The NASDAQ Capital Market. If we fail to maintain compliance with all applicable continued listing requirements for The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay any debt and fund our operations.

Item 1B.                  Unresolved Staff Comments

As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.                     Properties

We operate within approximately an aggregate of 62,000 square feet of space in six facilities. The following table lists the location of each of our six facilities (two of which we own, and four of which are leased by us), the current lease expiration date (to the extent applicable), the facility’s principal use, and the approximate square footage of the facility:

Property Location	Lease Expiration	Use	Approx. Square Footage

Lindon, Utah	Owned	Corporate Headquarters Warehouse Assembly	35,000

Spruce Grove, Alberta	Owned	Office & Warehouse Assembly	16,000

Houston, Texas	July 31, 2016	Office & Warehouse Assembly	5,000

Victoria, Texas	May 31, 2016	Office & Warehouse	2,600

Oklahoma City, Oklahoma	February 28, 2015	Sales Office	860

Tioga, Pennsylvania	April 30, 2015	Office & Warehouse Assembly	2,500

We have expanded and upgraded our facilities, and believe our newly expanded and upgraded facilities are adequate to meet our current and future needs for at least the next twelve months.

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

Item 4.                     Mine Safety Disclosures

None.

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is presently quoted on The NASDAQ Capital Market under the symbol “PFIE”. From October 2008 to March 27, 2014, our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTC Markets OTCQB under the symbol “PFIE.” Since March 27, 2014, our common stock has been quoted on The NASDAQ Capital Market under the symbol “PFIE”.

The published high and low bid quotations for the periods before March 27, 2014 were furnished to us by OTC Markets Group, Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The table below sets forth the range of high and low bid information of our common stock as reported on the OTC Bulletin Board and OTCQB for the periods before March 27, 2014 and the range of high and low sales price of our common stock as reported on The NASDAQ Capital Market for the periods after March 27, 2014.

	BID PRICES
	HIGH	LOW

Fiscal year ending March 31, 2014

Fourth Quarter	$4.10	$3.17
Third Quarter	$4.13	$2.21
Second Quarter	$2.70	$1.26
First Quarter	$1.61	$1.15

Fiscal year ended March 31, 2013

Fourth Quarter	$1.42	$1.05
Third Quarter	$1.40	$1.02
Second Quarter	$1.40	$0.77
First Quarter	$1.55	$0.77

Holders

As of June 27, 2014, the registrant had 48,041,563 shares of our common stock outstanding, with 97 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks or other fiduciaries.

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

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2014 neither we, nor any affiliated purchasers, purchased any of our equity securities.

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

Results of Operations

Comparison of the years ended March 31, 2014 and 2013.

Total Revenues

Our total revenues during the year ended March 31, 2014 increased 110% to $35,392,108 from $16,887,267 in the year ended March 31, 2013.  Increased production activity in oil and gas, combined with our opening of multiple offices, increased hiring of sales and service personnel, and an expansion of our product line helped contribute to our increased sales—especially in the United States. During fiscal 2014, sales of goods increased 114% and service revenue increased 52%.  For the fiscal year ended March 31, 2014, product sales accounted for 95% of total revenues and service sales accounted for 5% of total revenue, while for the fiscal year ended March 31, 2013, product sales accounted for 93% of total revenues and service sales accounted for 7% of total revenue.  As we continue to focus on the development of new products, while expanding sales of our existing products, we anticipate product sales will continue to account for the significant majority of our revenue. We anticipate service revenues will increase as we expand our service team and develop new service areas; as a percentage of total revenue, service revenues may slightly increase as we seek to make service revenues more recurring and scalable than they have been historically.

During the fiscal year ended March 31, 2014, 42% of total revenues were generated from products and services sold in Canada.  The remaining 58% of total revenue was generated from sales in the United States.  By comparison, during the fiscal year ended March 31, 2013, 65% of our total revenues were generated from Canadian sales and the remaining 35% was generated from sales in the United States.  As we continue our efforts to expand into U.S. markets, we anticipate the percentage of total revenues that will be derived from the U.S. will continue to increase.

Cost of Goods Sold

Cost of goods sold during the year ended March 31, 2014 was $14,131,527 for product sales and $1,221,410 for services, for a total cost of goods sold of $15,352,937. This is compared to $7,034,703 for product sales and $1,043,294 for services, for a total cost of goods sold of $8,077,997 during the fiscal year ended March 31, 2013.  While total revenue increased 110%, total cost of goods sold increased by 90%.  Our gross profit for March 31, 2014 was 57% of total revenues, compared to 52% during fiscal March 31, 2013. Margins increased slightly as cost of goods sold decreased, as a percentage of revenues, due to an increase in the proportion of the sales of proprietary, higher-margin products. We anticipate that as product sales increase in the coming year, cost of goods sold will increase approximately proportionately with product sales.  While we believe that volume discounts and new proprietary-product sales could slightly increase margins, we also expect a somewhat-offsetting effect on gross margin, due to an increase in service revenues, as a proportion of revenues (which is, historically, a lower-margin source of revenue). We anticipate that these two offsetting effects could result in maintaining approximately historical gross margins in fiscal year 2015.  Cost of goods sold will continue to fluctuate as a function of our product mix, as our proprietary products tend to have significantly higher margins than our resale products.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2014 were $6,466,177, an 86% increase compared to the fiscal year ended March 31, 2013.  As a percentage of operating expenses, general and administrative expenses were 57% in the fiscal year ended fiscal March 31, 2014 compared to 52% in fiscal March 31, 2013.  The increase in general and administrative expenses was largely due to significant stock compensation expense, paid during the year, which increased from $166,187 in fiscal 2013 to $1,433,995 in fiscal 2014, as well as some increased operational expenses from the expansion and opening of offices throughout the U.S. We did, however, realize a decrease in professional fees, from $903,184 in fiscal 2013, to $780,514 in fiscal 2014.  As we continue to expand, we anticipate general and administrative expenses will continue to grow proportionately.

Payroll Expense

Payroll expense during the fiscal year ended March 31, 2014 increased 48% to $3,921,174 compared to $2,656,762 during the fiscal year ended March 31, 2013.  Payroll expense increased as a result of hiring additional personnel, including additional sales personnel, service personnel, and administrative personnel during the fiscal year. Payroll expense was 34% of operating expenses in fiscal March 31, 2014 compared to 40% in fiscal March 31, 2013.  Included in payroll expense were executive management bonuses of $29,600 and $339,700 during 2014 and 2013, respectively. Management bonuses were determined subjectively as a reward for their efforts in our success.  We anticipate future management bonuses may be awarded based upon the determination of the Compensation Committee.  We expect payroll expense, nominally, will increase in the upcoming fiscal year as we continue efforts to expand our sales force and associated support and logistical personnel in the U.S. market, though we expect it to remain at approximately historical levels, as a percentage of revenues, as we anticipate leveraging our recent hires to generate increased revenues, as we have done in the past.

Research and Development

Research and development expense increased from $315,045 to $703,266, which represented 5% and 6% of operating expenses for the years ended March 31, 2013 and March 31, 2014, respectively. This was due to the expediting of developing a number of research and development projects (including the next generation of our burner management system) and the hiring of a number of additional engineers.

Depreciation Expense

Depreciation expense, not related to cost of sales, during fiscal year ending March 31, 2014 was $276,661 or 42% higher than the fiscal year ended March 31, 2013, when depreciation expense was $195,070.  Depreciation expense increased in fiscal 2014 primarily due to the addition and expansion of multiple offices, as well as significant increase in service- and sales-related assets (e.g. trucks). As a percentage of operating expenses, however, depreciation declined from approximately 3 % of operating expenses in the year ended March 31, 2013 to 2% of operating expenses in the year ended March 31, 2014. We expect that depreciation will, as a percentage of revenues, remain approximately at this level for fiscal 2015 with increased revenues; however, we expect depreciation expense to increase during fiscal year 2015, as we expand our sales and service teams, which requires the purchase of additional trucks and equipment.

Total Other Expense

During the fiscal year ended March 31, 2014 total other income (expense) increased by 139% to an income of $10,028 from income of $4,197. We anticipate that interest expense will not fluctuate significantly during fiscal year 2015, although we may realize a higher amount of interest income in fiscal year 2015 as we devise a treasury strategy to more effectively manage our cash.

Net Income Before Income Tax

Net income before income taxes during the fiscal year ended March 31, 2014 increased to $8,681,921 from $2,163,560 during the fiscal year ended March 31, 2013.  This 301% increase was primarily the result of significantly increased revenues in fiscal year 2015, which resulted in a higher level of net income before income tax.

Income Tax Expense

Income tax expense increased 321% from $730,905 during the year ended March 31, 2013 to $3,074,612 during the year ended March 31, 2014. Much of this increase was due to the increase in net income before income tax.  Although we anticipate that income tax expense will increase during fiscal 2015, with increased revenues and net income, we anticipate that the effective tax rate will decline, especially as we identify alternative employee-incentive programs, which we anticipate will be less expensive. We have also reviewed additional potential tax credits that we may qualify for in fiscal 2015, which we anticipate may reduce our tax expense.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in U.S. dollars.  Our functional currencies are the U.S. dollar (USD) and the Canadian dollar, and our reporting currency is the USD.  Our financial statements were translated to U.S. dollars using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statement of operations and comprehensive income.

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

During the year ended March 31, 2014, we recognized a foreign currency translation loss of $602,517 compared to foreign currency translation loss of $121,664 during the year ended March 31, 2013.  This loss was the result of a weakening of the Canadian dollar versus the US dollar in the reporting period.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $5,004,792 during the fiscal year ended March 31, 2014, compared to total comprehensive income of $1,319,429 during the fiscal year ended March 31, 2013, an increase of 279%.

Earnings Per Share

For the fiscal year ended March 31, 2014 we realized $0.12 per share on a basic and on a fully diluted basis compared to $0.03 per share on a basic and on a fully diluted basis for the fiscal year ended March 31, 2014, an increase of 300%.

Liquidity and Capital Resources

On June 2, 2014, we filed a registration statement on form S-1 to register shares of our common stock with the Securities and Exchange Commission to be offered to the public by us and by certain selling stockholders named in the registration statement. We also filed amendments to such registration statement on June 19, 2014, June 24, 2014, June 25, 2014, and June 26, 2014. We estimate that our net proceeds from the sale of shares of our common stock by us pursuant to the registration statement will be approximately $16,430,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We will not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We expect to use the proceeds from the offering, to help fund Company growth initiatives.

In November 2013, we raised approximately $4.7 million from a private placement of 2,172,405 shares of our common stock. We received net proceeds of approximately $4.2 million from the private placement after paying placement agent fees and offering expenses, which net proceeds we have been using to fund our growth objectives and for working capital purposes.

We previously had a $400,000 revolving credit line with a banking institution, but closed the line after not accessing the credit line for multiple years.

As of March 31, 2014 we had total current assets of $20,363,244 and total assets of $24,749,125 including cash and cash equivalents of $4,456,674.  At March 31, 2014 total liabilities were $3,367,855, all of which were current liabilities.

During the fiscal years ended March 31, 2014 and 2013, cash was primarily used to fund expansion of our facilities.  See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2014	Year ended March 31, 2013
Net cash provided by (used in) operating activities	$2,027,273	$(370,592)
Net cash used in investing activities	$(2,625,385)	$(536,852)
Net cash provided by (used in) financing activities	$4,451,487	$-
Effect of exchange rate changes on cash	$(205,473)	$(198,661)
NET INCREASE (DECREASE) IN CASH	$(3,647,902)	$(1,106,105)

Net cash provided by operating activities during fiscal 2014 was $2,027,273. At March 31, 2014 we have working capital of $16,995,389.  We have no current capital commitments outside of general operations and do not anticipate any in the near future.  We have no long-term debt.

Net cash used in investing activities during fiscal 2014 was $2,625,385 as we continued to build out and furnish our U.S. facilities.

As of March 31, 2014 we had cash of $4,456,674 compared to $808,772 as of March 31, 2013.  We believe that our cash reserves are sufficient to meet our operating needs for the next twelve months.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Commitments
Consulting Agreement – Al Johnson	$4,000,000	$400,000	$800,000	$800,000	$2,000,000
Total	$4,000,000	$400,000	$800,000	$800,000	$2,000,000

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and 2013 we had no off-balance sheet arrangements.

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

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).   Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, the Company’s management concluded that our internal control over financial reporting was effective as of the end of March 31, 2014.

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

Management’s Remediation Initiatives

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None.

PART  III

Item 10.                  Directors, Executive Officers, and Corporate Governance

Our Board of Directors currently consists of seven directors, three of whom are also officers of the Company.  There are no family relationships among any of our directors, officers or key employees.  The names of our directors, their ages and their respective business backgrounds are set forth below. Directors are elected for a period of one year and thereafter serve until their successors are duly elected by the stockholders.  Officers and other employees serve at the will of the Board of Directors.

Name	Position(s) With the Company	Age	Director Since

Brenton W. Hatch	Chief Executive Officer, President and Chairman of the Board	63	2008

Harold Albert	Chief Operating Officer and Director	51	2008

Andrew W. Limpert	Chief Financial Officer and Director	44	2007

Arlen B. Crouch	Director	80	2013

Stephen E. Pirnat	Director	62	2014

Daren J. Shaw	Director	57	2013

Ronald R. Spoehel	Director	57	2013

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

Harold Albert.  Mr. Albert became the Chief Operating Officer of Profire Energy, Inc. in October 2008 and a director of the Company in November 2008.  Since that time Mr. Albert has been responsible for research and development of new products and services as well as overseeing Company operations in Canada.  Mr. Albert co-founded Profire Combustion, Inc. in 2002.  He has served as the President and Chief Operating Officer of Profire Combustion since that time.  In this capacity Mr. Albert is responsible for research and development of new products and services and overseeing operations.  Prior to founding Profire Combustion, Mr. Albert worked in the oil services industry for Titan Technologies, Inc. from 1996 to 2002.  During that time Mr. Albert served as an Associate Manager overseeing the company’s burner division.  From 1993 to 1996 Mr. Albert was employed with Natco Canada doing start up and commissioning of oil and gas facilities in both Canada and Russia.  Mr. Albert is not, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  We considered Mr. Albert’s experience with the Company, as a founder and principal operating officer of Profire Combustion and his previous management and operational experience in concluding that he should serve as a director of the Company.

Andrew W. Limpert.  Mr. Limpert graduated from the University of Utah with a Bachelors of Science degree in Finance in 1994.  He earned a Masters of Business Administration with an emphasis in Finance from Westminster College in 1998.  Mr. Limpert joined the Company in November 2007 and has served as an executive officer and director of the Company since that time.  As Chief Financial Officer, Mr. Limpert is responsible for strategic financial and business planning, business expansion and financial reporting.  From 1998 to 2008, Mr. Limpert was employed with an advisory firm providing strategic and financial advice for several investment banks.  For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas.  In 2007 he became the chairman of the Board of Directors of Nine Mile Software Inc., a rebalancing and mutual fund trading software developer.  Nine Mile Software became an SEC registrant during 2008.  He resigned as Chairman of Nine Mile in April 2011.  During the past five years Mr. Limpert has served as a director and interim CEO of Ohr Pharmaceutical Inc., a New York based biotech incubator.  Ohr Pharmaceutical is also an SEC registrant.  Mr. Limpert resigned as an officer and director of Ohr Pharmaceutical in April 2010.  Mr. Limpert also serves on the Board of Directors of several non-profit organizations working in the areas of substance recovery and fitness and sports for youth, the Utah County Chamber of Commerce and the Bill & Vieve Gore School of Business at Westminster College.  Mr. Limpert is not, nor has he in the past five years been, a nominee or director of any registered investment company.  We considered Mr. Limpert’s extensive investment experience and his related finance and educational background in concluding that he should serve as a director of the Company.

Arlen B. Crouch.  Mr. Crouch served as President and CEO of Franklin Quest Co., now FranklinCovey Co. (NYSE:FC), where he played a key role in the Company’s IPO and listing on the NYSE. Prior to his appointment as President and CEO, he served in a variety of senior management roles including COO and Executive VP. At the time Mr. Crouch stepped down in 1997 to serve a three-year assignment in Washington DC for the LDS Church, the Company had a market capitalization in excess of $500 million. Previously he served as a First Vice President and Regional Director of Merrill Lynch & Co., Inc., with responsibilities for retail operations in the Southern California region. Mr. Crouch has also served as Chair of the Salt Lake Chamber of Commerce.  We considered Mr. Crouch’s extensive management experiences as well as his experience and leadership in the financial services industry in determining that he should serve as a director of the Company.

Stephen E. Pirnat. Mr. Pirnat serves as the Managing Director of Europe, the Middle East and Africa for the Quest Integrity Group of Team Inc. (NYSE:TISI). Mr. Pirnat has held the position of President of Quest Integrated Inc., a technology incubator and boutique private equity firm and President of the newly formed Quest Metrology Group LLC. From February 2000 to September 2009, Mr. Pirnat served as President and Chief Executive Officer of the John Zink Company LLC, a wholly owned subsidiary of Koch Industries and a worldwide leader in the supply of combustion and air pollution control equipment to the energy industry. In that former capacity, Mr. Pirnat was a board member of Quest Integrity Group. Mr. Pirnat, a long-time executive with Ingersoll-Rand and Ingersoll-Dresser Corporation, went to John Zink from a previous post as President and Chief Executive Officer of Pangborn Corporation, a leading supplier of surface preparation equipment and associated services to the automotive and aircraft industries. Mr. Pirnat began his career as an applications engineer with the Pump and Condenser Group of Ingersoll-Rand, where he advanced through a variety of sales, marketing, engineering and operational positions with that company and its successor, Ingersoll-Dresser. These positions included Vice President of Ingersoll-Rand’s Standard Products Division, Vice President of Marketing for Ingersoll-Dresser Pumps, President of Ingersoll-Dresser Canada Ltd., and Vice President and General Manager of Ingersoll-Rand Engineered Equipment Division. He has been a Director of ClearSign Combustion Inc. (NASDAQ:CLIR) since November 2011. Mr. Pirnat holds a BS in Mechanical Engineering from the New Jersey Institute of Technology. We considered Mr. Pirnat’s extensive experience and leadership in the energy and engineering sectors and on the boards of directors of public and private companies in determining that he should serve as a director of the Company.

Daren J. Shaw. Mr. Shaw has served for more than 25 years in leadership capacities with several financial services firms.  Mr. Shaw currently serves as a Managing Director of Investment Banking at D.A. Davidson & Co., a middle-market full-service investment banking and brokerage firm.  During his term as Managing Director at D.A. Davidson & Co., Mr. Shaw has served on the Senior Management Committee and Board of Directors and as the lead investment banker in a wide variety of transactions including public stock offerings, private placements, and mergers and acquisitions.  Mr. Shaw joined D.A. Davidson & Co., in 1997.  Mr. Shaw also served for 12 years with Pacific Crest Securities (formerly known as Gallagher Capital Corp.), in various roles, including Managing Director.  Since 2012, Mr. Shaw has served as a member of the Board of Directors of The Ensign Group, Inc., a provider of skilled nursing and rehabilitative care services with more than 100 facilities located in 11 states.  He currently serves as Chairman of The Ensign Group’s Audit Committee and also serves on The Ensign Group’s nominating and corporate governance, compensation, and special investigation committees.  The Ensign Group is an SEC registrant.  Mr. Shaw has also served as a member of the Board of Directors of Agri-Services, Inc., an agricultural equipment dealer based in Twin Falls, Idaho, since 2010, and as a member of the Board of Directors of Cadet Manufacturing, a zonal electric heater manufacturer based in Vancouver, Washington, since 2005.  Mr. Shaw is 57 years old.  We considered Mr. Shaw's extensive experience and leadership in the financial services industry and on the boards of directors of public and private companies in determining that he should serve as a director of the Company.

Ronald R. Spoehel.  Mr. Spoehel is a private investor with over 30 years of board, executive management, and investment banking experience, from Fortune 500 to technology startups.  From 2007 to 2009, he served as the Presidentially-appointed Senate-confirmed Chief Financial Officer of the National Aeronautics and Space Administration. Prior to NASA, Mr. Spoehel served as an executive officer in various general management positions and on the Boards of Directors of public and private operating companies in the U.S. and Europe.  Among various companies with worldwide operations, he has served as EVP-CFO and on the Boards of ManTech International (NASDAQ:MANT) and ICx Technologies, Inc.; as VP-Corporate Development of Harris Corporation (NYSE:HRS); and, as CEO and on the Board of Optinel Systems.  Mr. Spoehel began his career as an investment banker for ten years primarily focused on energy and technology sectors.  Mr. Spoehel is an honors graduate of the University of Pennsylvania, where he received his Bachelor of Science degree in economics and MBA from the Wharton School and his Master of Science degree in engineering from the Moore School of Electrical Engineering.  In addition to currently serving on the Board of Global Defense & National Security Systems, Inc. (NASDAQ: GDEF), Mr. Spoehel also serves on the Boards of U.S. and international private companies.  We considered Mr. Spoehel’s extensive experience and leadership in the energy and technology sectors and on the boards of directors of public and private companies in determining that he should serve as a director of the Company.

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

The Board of Directors believes Mr. Limpert continues to be capable to serve on the Company’s Board of Directors and as the Company’s CFO, which entails the following responsibilities:

•	managing corporate financial controls, forecasts and reporting,

•	overseeing financial and feasibility analysis of all material projects, especially in entering new regions and making significant personnel decisions,

•	overseeing the materials, timing, and execution of corporate communication,

•	overseeing engagements and communication with the financial community (e.g., shareholders, brokers, fund managers, etc.),

•	managing corporate sales strategies, and

•	other responsibilities, as assigned by the CEO or Board of Directors.

Mr. Limpert has been an integral part of the Company’s creation of value and is an asset to the Company’s ongoing development. The Board of Directors sees the aforementioned as an unrelated incident to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the fiscal year ended March 31, 2014 all filing requirements applicable to our officers, directors, greater than 10% stockholders or any other person subject to Section 16 of the Exchange Act were met.

Code of Ethics

On February 6, 2014, our Board of Directors adopted a new code of ethics that applies to all directors, officers, and employees. The code of ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest ;

•	full, fair, timely, accurate and understandable disclosure in reports and documents that we file with, or submit to the Commission and in our other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	protection of Company assets, including corporate opportunities and confidential information;

•	fair dealing practices

•	prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

A copy of our code of ethics was filed with the Commission as Exhibit 14.1 to the Company’s current report on form 8-K on February 12, 2014. This Code may be viewed by accessing that report on the Commission’s website at www.SEC.gov, or by visiting our website at www.ProfireEnergy.com. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Profire Energy, Inc., Attn. Corporate Secretary, 321 South 1250 West, Suite 1, Lindon, Utah 84042.

Committees of the Board of Directors

Audit Committee. During the second quarter of fiscal year 2014 our Board formed an Audit Committee that is responsible for selection, review and oversight of the Company’s independent registered public accounting firm; approval of all audit, review and attest services provided by the independent registered public accounting firm; the integrity of our reporting practices and the evaluation of our internal controls and accounting procedures.  The Audit Committee is also responsible for the pre-approval of all non-audit services provided by its independent registered public accounting firm.  Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law.

The Audit Committee is chaired by Daren J. Shaw and consists of Messrs. Shaw, Spoehel, and Crouch, all of whom qualify as independent directors.  The Board believes that Daren J. Shaw qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board has adopted a written charter to govern the activities of the Audit Committee, which is available on our website at www.ProfireEnergy.com.

 Nominating and Corporate Governance Committee. During the second quarter of fiscal year 2014, our Board also formed a Nominating and Corporate Governance Committee (the “Nominating Committee”) that is responsible for identifying and recommending director candidates for nomination by the Board.  The Nominating Committee is chaired by Arlen B. Crouch and consists of Messrs. Shaw, Spoehel, and Crouch, all of whom qualify as independent directors.  In general, when the Board determines the expansion of the Board or replacement of a director is necessary or appropriate, the Nominating Committee will identify candidates through candidate interviews with members of management, consultation with candidate’s associates, and through other means to determine candidate’s qualifications to serve on our Board.

Each candidate to serve on the Board must possess the highest personal and professional ethics, integrity and values, and be committed to serving the long-term interests of our stockholders.  Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating Committee may consider such other factors as it may deem appropriate, which may include, without limitations, professional experience, diversity of backgrounds, skills and experience at policy-making levels in business government, financial, and in other areas relevant to our global operations, experience and history with our Company, and stock ownership.

We do not have a formal policy in regard to the consideration of diversity in identifying Board nominees, but the Nominating Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talents, skills, and expertise to oversee our business.

The Nominating Committee will consider director candidates recommended by the Company’s stockholders pursuant to the procedures described in this proxy statement or validly made in accordance with applicable laws, rules and regulations and the provisions of our bylaws. Stockholders wishing to recommend candidates should do so in writing to the Nominating and Corporate governance Committee, c/o Corporate Secretary, Profire Energy, Inc., 321 South 1250 West, Suite 1, Lindon, UT 84042.  The Nominating Committee may also consider candidates proposed by current directors, management, employees, and others.  All such candidates who, after evaluation, are then recommended by the Nominating Committee and approved by the Board, will be included in our recommended slate of director nominees in our proxy statement.

To date, we have not paid any fee to any third party to identify or evaluate, or to assist in identifying or evaluating, potential director candidates, but we may consider doing so in the future if the nominating committee determines that engaging a consultant is in the best interests of the Company.  The Board has adopted a written charter to govern the activities of the Nominating Committee, which is available on our website at www.ProfireEnergy.com.

Compensation Committee. Finally, during the second quarter of fiscal year 2014 our Board formed a Compensation Committee to review and advise upon executive compensation.  The Compensation Committee is chaired by Ronald R. Spoehel and consists of Messrs. Shaw, Spoehel and Crouch, all of whom qualify as independent directors.

The Compensation Committee oversees all aspects of our executive compensation program and incentive compensation.  It reviews and advises the Board on the corporate goals and objectives applicable to the compensation of our Chief Executive Officer, recommends to the full Board for approval compensation amounts for the Chief Executive Officer and all other executive officers, reviews and makes recommendations to our Board relating to incentive compensation plans and equity-based plans, and reviews and makes recommendations to the full Board regarding employment agreements and severance agreements or plans for the Chief Executive Officer and other executive officers.

To date, we have not utilized the services of a compensation consultant, but we may do so in the future should the Compensation Committee deem it advisable.  Pursuant to its charter, the Compensation Committee may delegate its authority to a subcommittee or subcommittees.  The Board has adopted a written charter to govern the activities of the Compensation Committee, which is available on our website at profireeenergy.com.

Procedures for Security Holders to Nominate Candidates to the Board of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since January 17, 2014, the date we last provided information with regard to our director nomination process.  For a description of this process, please see our definition proxy statement filed with the Securities and Exchange Commission on January 17, 2014.

Item 11.                      Executive Compensation

The following table summarizes the total compensation paid to the person serving as our principal executive officer and our other executive officers.  These individuals are referred to herein as “named executive officers.”

Summary Compensation Table

	Year	Salary	Bonus	All Other Compensation	Total

Brenton W. Hatch	2014	$260,346	$10,000	$61,840	$332,186
CEO and Director	2013	$202,539	$149,850	$25,200	$377,589

Andrew W. Limpert	2014	$235,059	$10,000	$47,748	$292,807
CFO and Director	2013	$168,000	$40,000	$16,800	$224,800

Harold Albert	2014	$251,624	$9,498	$52,723	$313,845
COO and Director	2013	$203,795	$149,850	$34,066	$387,711

(1) For a breakdown of the compensation components included in “All Other Compensation” please see the “All Other Compensation” table below.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Vehicle Allowance, Fuel, Maintenance and Related Costs	Cell Phone Expenses	Medical Insurance Premiums	Benefit Allowance

Brenton W. Hatch	2014	$20,311	$3,416	$13,200	$22,390
	2013	$9,600	$3,600	$12,000	$-

Andrew W. Limpert	2014	$14,799	$4,392	$6,557	$22,000
	2013	$-	$-	$7,200	$-

Harold Albert	2014	$20,110	$3,054	$8,663	$20,896
	2013	$20,379	$3,669	$10,018	$-

Our Compensation Committee has overall responsibility for reviewing and evaluating all compensation plans, policies, and programs of the Company as they affect the Executive Officers and providing recommendations to the Board for approval. The Committee meets, at a minimum, on an annual basis, to review and approve the proposed annual base salaries and annual incentive opportunities of the chief executive officer and other executive officers, and make recommendations on such compensation to the Board. Additional responsibilities and authorities of the Committee are delineated in its charter.

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer.  Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions.  As discussed in more detail below under the heading “Employment Agreements” in June 2013 the Company executed new employment agreements with Messrs. Hatch, Albert and Limpert, retroactive to May 1, 2013.  The new employment agreements provide that Messrs. Hatch and Albert will each receive an annual salary of $270,000 per year and Mr. Limpert will receive an annual salary of $240,000 per year. These salaries may be adjusted by the Company’s Board of Directors at their discretion.

Bonuses

We may also make cash awards to our named executive officers and employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our Board of Directors at the time they are awarded.  In the event this type of cash award is made, it is reflected in the “Summary Compensation Table” under a separate column entitled “Bonus.”  During the 2014 fiscal year, executives received bonuses of $10,000 to Mr. Hatch, $9,600 to Mr. Albert and $10,000 to Mr. Limpert.  The bonuses were awarded in recognition of the efforts of the named executive officers for revenue expansion, leadership and product innovation.  The Company was under no obligation to award the cash bonuses and is under no obligation to award future cash bonuses.

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

Under the old employment agreements, in addition to a monthly salary, Messrs. Hatch, Albert and Limpert were entitled to reimbursement of all reasonable and necessary out-of-pocket personal expenses up to $3,000 per month for Mr. Hatch and Mr. Albert and up to $2,000 per month for Mr. Limpert. Expense items exceeding these limits were required to receive Company approval. The old employment also agreements provided for an $800 per month auto allowance for Messrs. Hatch, Albert and Limpert and that they would each be entitled to equal treatment with other principal officers of the Company with regard to medical and dental plans and benefits, retirement or similar plans, life insurance, sick leave, vacation or disability.  Under the old employment agreements the Company was to provide $1,000 per month for health/dental premiums and $1,000 per month matching retirement benefits when the Company establishes such a plan.

The new employment agreements provide that Messrs. Hatch, Albert and Limpert are entitled to:

•	an automobile allowance to $1,200 per month;

•
payment of or reimbursement for certain reasonable and necessary out-of-pocket expenses incurred in the performance of their duties, as detailed in the new employment agreements, subject to presentment of appropriate vouchers or receipts;

•	a $2,000 per month personal allowance

•	payment of the employee’s medical and dental insurance premiums; and

•	four weeks of paid vacation or leave time each year.

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

Termination and Change in Control

Both the old and new employment agreements of Messrs. Hatch, Albert and Limpert contain provisions for payment in the event of termination of employment.  Under the new employment agreements, Messrs. Hatch, Albert or Limpert are entitled to the following payments in the event of termination of employment:

•
Without cause.  The Company may terminate the employee at any time, without cause, but with 90 days prior written notice. If terminated without cause, the Company shall pay the employee, as a severance allowance, his then current monthly base salary, and health and other benefits for the two-week period following the month of termination and including the month in which notice of termination occurs if employed for a continuous period of six months or more.

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

•
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

The foregoing description of the new employment agreements of Messrs. Hatch, Albert and Limpert does not purport to be complete and is qualified by reference to the respective employment agreements of each individual, which are included as Exhibits 10.3, 10.4 and 10.5, respectively, to this annual report on Form 10-K and incorporated herein by reference.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of the named executive officers held outstanding equity awards at our fiscal year end.

DIRECTOR COMPENSATION

Each of our independent directors receives monthly cash remuneration of $2,000 for their service, as well as a stock-option grant of 100,000 shares at the commencement of their service (of which 50% vests at the beginning of their service, and the remaining 50% vesting at the one-year anniversary of the date of grant). Our non-independent directors are all executive officers of the Company, and presently do not receive additional payment for their service as a director.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total

Arlen B. Crouch	$10,000	$166,670	$176,670
Stephen E. Pirnat	$4,000	$217,854	$221,854
Daren J. Shaw	$16,000	$138,489	$154,489
Ronald R. Spoehel	$12,000	$166,670	$178,670

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 27, 2014 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 48,041,563 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Brenton W. Hatch(1)	15,450,000	32.2%
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common	Harold Albert(1)	15,325,000	31.9%
	Bay 12, 55 Alberta Ave.
	Spruce Grove, Alberta, Canada T7X 3A6

Common	Andrew W. Limpert(1)	3,581,937	7.5%
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common (option)	Arlen B. Crouch(2)	50,000	*
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common (option)	Stephen E. Pirnat(2)	50,000	*
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common (option)	Daren J. Shaw(2)	50,000	*
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

Common (option)	Ronald R. Spoehel(2)	50,000	*
	321 South 1250 West, Suite 1
	Lindon, Utah 84042

All executive officers and directors as a group (7 persons)		34,556,937	71.9%

(1)	Messrs. Hatch, Albert and Limpert are executive officers and directors of the Company.
(2)	Messrs. Crouch, Pirnat, Shaw, and Spoehel are directors of the Company.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 3, 2014 the following securities were authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options,warrants and rights (a)	Weighted-average exercise price ofoutstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)

Equity compensation plans approved by security holders	3,184,615	$1.56	682,100
Equity compensation plans not approved by security holders	-0-	n/a	-0-
Total	3,184,615	$1.56	682,100

Item 13.                   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

None.

Director Independence

Four of our seven directors qualify as independent directors, comprising a majority of our Board of Directors.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Item 14.                   Principal Accountant Fees and Services

Sadler, Gibb and Associates, LLC. served as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2014 and 2013.  Sadler, Gibb and Associates, LLC, is expected to continue serving as the Company’s independent registered public accounting firm during the 2015 fiscal year.  Principal accounting fees for professional services rendered for us by Sadler, Gibb and Associates, LLC, are summarized as follows:

	Fiscal 2014	Fiscal 2013

Audit	$53,750	$45,000
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-
Total	$53,750	$45,000

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

Board of Directors Pre-Approval Policies and Procedures.  The Audit Committee is responsible for establishing such policies, and regularly considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm.

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

Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2014 and 2013.

Consolidated Statements of Operations and Other Comprehensive Income for the years ended March 31, 2014 and 2013.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(2)

3.2	Articles of Amendment to the Articles of Incorporation(3)

3.3	Bylaws of The Flooring Zone, Inc.(2)

3.4	Bylaws of The Flooring Zone, Inc. (as amended through October 8, 2008)(1)

4.1	2003 Stock Incentive Plan(2)+

4.2	Profire Energy, Inc. 2010 Equity Incentive Plan(5)+

10.1	Securities Purchase Agreement, dated November 12, 2013 between the Registrant and the persons listed therein as purchasers(9)

10.2	Registration Rights Agreement, dated November 18, 2013 between the Registrant and the persons listed in the Securities Purchase Agreement as purchasers(10)

10.3	Employment Agreement of Brenton W. Hatch dated June 28, 2013(15)+

10.4	Employment Agreement of Harold Albert, dated June 28, 2013(16)+

10.5	Employment Agreement of Andrew Limpert, dated June 28, 2013(17)+

10.6	Form of Indemnification Agreement between the Registrant and its Directors(12)

10.7	2003 Stock Incentive Plan(13)

10.8	Profire Energy, Inc. 2010 Equity Incentive Plan(14)

10.9	Lease Agreement, dated June 12, 2013, between the Registrant and Whitestone Industrial-Office, LLC(6)

10.10	Lease Agreement, dated May 16, 2014, between the Registrant and Paul Hall(7)

10.11	Lease Agreement, dated April 23, 2014, between he Registrant and Dennis Caka(8)

10.12	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other. (11)

14.1	Code of Ethics(4)

21.1	Subsidiaries*

23.1	Consent of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

* Filed herewith.
** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
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
(3) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2009.
(4) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on April 17, 2007.
(5) Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009.
(6) Incorporated by reference to Exhibit 10.9 to Registrant’s Form S-1/A filed with the Commission on June 19, 2014 (File No. 333-196462).
(7) Incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1/A filed with the Commission on June 19, 2014 (File No. 333-196462).
(8) Incorporated by refereeing to Exhibit 10.11 to Registrant’s Form S-1/A filed with the Commission on June 19, 2014 (File No. 333-196462).
(9) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(10) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(11) Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 25, 2014 (File No. 000-52376).
(12) Incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 filed on December 24, 2013 (File No. 333-193086).
(13) Incorporated by reference to Exhibit 4.01 to the Registrant’s Form SB-2 filed on September 24, 204 (File No. 000-52376).
(14) Incorporated by reference to the Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009 (File No. 000-52376).
(15) Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2013 (File no. 000-52376)
(16) Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2013 (File no. 000-52376)
(17) Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2013 (File no. 000-52376)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date: June 30, 2014	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer and	June 30, 2014
Brenton W. Hatch	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Andrew Limpert	Chief Financial Officer and Director	June 30, 2014
Andrew Limpert	(Principal Financial and Accounting Officer)

/s/ Harold Albert	Chief Operating Officer and Director	June 30, 2014
Harold Albert

/s/ Arlen B. Crouch	Director	June 30, 2014
Arlen B. Crouch

/s/ Stephen E. Pirnat	Director	June 30, 2014
Stephen E. Pirnat

/s/ Daren J. Shaw	Director	June 30, 2014
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	June 30, 2014
Ronald R. Spoehel

PROFIRE ENERGY, INC.

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2014 and 2013

PROFIRE ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Board of Directors
Profire Energy, Inc.

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. as of March 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
June 30, 2014

ASSETS

	March 31,	March 31,
	2014	2013

CURRENT ASSETS

Cash and cash equivalents	$4,456,674	$808,772
Accounts receivable, net	8,873,471	5,879,165
Inventories	6,579,858	3,463,614
Deferred tax asset	420,978	-
Prepaid expenses	32,263	1,967

Total Current Assets	20,363,244	10,153,518

PROPERTY AND EQUIPMENT, net	4,385,881	2,232,355

TOTAL ASSETS	$24,749,125	$12,385,873

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,461,138	$1,499,330
Accrued liabilities	193,727	189,489
Deferred income tax liability	107,857	72,857
Income taxes payable	1,605,133	161,550

Total Current Liabilities	3,367,855	1,923,226

TOTAL LIABILITIES	3,367,855	1,923,226

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 47,836,543 and 45,250,000 shares issued and outstanding, respectively	47,836	45,250
Additional paid-in capital	6,496,980	585,735
Accumulated other comprehensive income	(231,051)	371,466
Retained earnings	15,067,505	9,460,196

Total Stockholders' Equity	21,381,270	10,462,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,749,125	$12,385,873

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended
	March 31,
	2014	2013
REVENUES
Sales of goods, net	$33,646,158	$15,740,546
Sales of services, net	1,745,950	1,146,721
Total Revenues	35,392,108	16,887,267

COST OF SALES
Cost of goods sold	14,131,527	7,034,703
Cost of goods sold-services	1,221,410	1,043,294
Total Cost of Goods Sold	15,352,937	8,077,997

GROSS PROFIT	20,039,171	8,809,270

OPERATING EXPENSES
General and administrative expenses	6,466,177	3,483,030
Payroll expenses	3,921,174	2,656,762
Research and development	703,266	315,045
Depreciation expense	276,661	195,070

Total Operating Expenses	11,367,278	6,649,907

INCOME FROM OPERATIONS	8,671,893	2,159,363

OTHER INCOME (EXPENSE)
Interest expense	(2,692)	-
Permanent impairment of available for sale securities	-	(8,438)
Gain (loss) on sale of fixed assets	2,867	(13,936)
Rental income	3,990	629
Interest income	5,863	25,942

Total Other Income (Expense)	10,028	4,197

NET INCOME BEFORE INCOME TAXES	8,681,921	2,163,560

INCOME TAX EXPENSE	3,074,612	730,905

NET INCOME	$5,607,309	$1,432,655

OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	$(602,517)	$(121,664)

TOTAL COMPREHENSIVE INCOME	$5,004,792	$1,319,429

BASIC EARNINGS PER SHARE	$0.12	$0.03

FULLY DILUTED EARNINGS PER SHARE	$0.12	$0.03

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,230,669	45,109,767

FULLY DILUTED WEIGHTED AVERAGE NUMBEROF SHARES OUTSTANDING	46,822,984	45,371,956

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2012	45,000,000	$45,000	$74,343	$484,692	$8,027,541	$8,631,576

Fair value of options vested	-	-	166,187	-	-	166,187

Stock issued for services	250,000	250	345,205	-	-	345,455

Reclassification for net loss included in net income	-	-	-	8,438	-	8,438

Foreign currency translation adjustment	-	-	-	(121,664)	-	(121,664)

Net Income for the year ended March 31, 2013	-	-	-	-	1,432,655	1,432,655

Balance, March 31, 2013	45,250,000	45,250	585,735	371,466	9,460,196	10,462,647

Fair value of options vested	-	-	1,433,984	-	-	1,433,984

Stock issued for services	20,000	20	28,340	-	-	28,360

Exercised options	307,150	307	118,205	-	-	118,512

Stock issuance	2,259,393	2,259	4,330,716	-	-	4,332,975

Foreign currency translation adjustment	-	-	-	(602,517)	-	(602,517)

Net Income for the year ended March 31, 2014	-	-	-	-	5,607,309	5,607,309

Balance, March 31, 2014	47,836,543	$47,836	$6,496,980	$(231,051)	$15,067,505	$21,381,270

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES

Net Income	$5,607,309	$1,432,655
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	359,305	243,838
Loss on sale of equipment	(2,867)	13,936
Bad debt expense	(605)	69,975
Stock issued for services	28,360	345,455
Stock options issued for services	1,433,984	166,187
Changes in operating assets and liabilities:
Changes in accounts receivable	(3,264,108)	(1,494,660)
Changes in deferred tax asset	(420,978)	12,569
Changes in inventories	(3,249,235)	(1,528,107)
Changes in prepaid expenses	(30,296)	8,218
Changes in accounts payable and accrued liabilities	77,785	736,341
Changes in income taxes payable	1,488,619	(376,999)

Net Cash Provided by (Used in) Operating Activities	2,027,273	(370,592)

INVESTING ACTIVITIES
Proceeds from sale of equipment	33,910	13,770
Purchase of fixed assets	(2,659,295)	(550,622)

Net Cash Used in Investing Activities	(2,625,385)	(536,852)

FINANCING ACTIVITIES
Stock issued	118,512	-
Stock issued in exercise of stock options	4,332,975	-

Net Cash Provided by Financing Activities	4,451,487	-

Effect of exchange rate changes on cash	(205,473)	(198,661)

NET INCREASE (DECREASE) IN CASH	3,647,902	(1,106,105)
CASH AT BEGINNING OF YEAR	808,772	1,914,877

CASH AT END OF YEAR	$4,456,674	$808,772

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$2,692	$-
Income taxes	$1,585,993	$294,625

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

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

Basic and Diluted Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 592,316 and 267,135 stock options included in the fully diluted earnings per share as of March 31, 2014 and 2013 respectively. Basic earnings per share for the years ended March 31, 2014 and 2013 are as follows:

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Years Ended March 31,
	2014	2013
Net income applicable to common shareholders	$5,607,309	$1,432,655
Weighted average shares outstanding	46,230,669	45,109,767
Weighted average fully diluted shares outstanding	46,822,984	45,371,956
Basic earnings per share	$0.12	$0.03
Fully diluted earnings per share	$0.12	$0.03

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian Dollar (CAD). The financial statements of the Company were translated to U.S. Dollars (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 0.905186 and 0.982898 were used to convert the Company’s March 31, 2014 and 2013 balance sheets, respectively, and the statements of operations used weighted average rates of 0.949798 and 0.982898 for the years ended March 31, 2014 and 2013, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Comprehensive Income.

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
March 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of March 31, 2014 and 2013, cash and cash equivalents totaled $4,456,674 and $808,772, respectively. These deposits were insured by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada and the FDIC.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $122,390 and $133,974 as of March 31, 2014 and 2013, respectively.

Inventories

In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  Inventory consists of finished goods held for sale.  As of March 31 inventory consisted of the following:

	March 31, 2014	March 31, 2013
Raw materials	$-	$-
Finsished goods	6,665,489	3,553,140
Work in process	-	-
Subtotal	6,665,489	3,553,140
Reserve for obselesence	(85,631)	(89,526)
Total	$6,579,858	3,463,614

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

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined. The Company recognized other-than-temporary impairment to marketable securities in the amount of $-0- and $8,438 during the years ended March 31, 2014 and 2013, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended March 31, 2014 and 2013.

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

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $193,500 and $98,222 during the years ended March 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Sales to the Company’s four largest customers approximated 47% and 37% of total sales for the years ended March 31, 2014, and 2013, respectively.

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax are 35.4% and 35.7% for the years ended March 31, 2014 and 2013, respectively.

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
March 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development were $703,266 and $315,045 for the years ended March 31, 2014 and 2013 respectively.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $496,661 and $299,864 during the years ended March 31, 2014 and 2013, respectively.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Furniture and fixtures	5 Years
Machinery and equipment	5 Years
Buildings	25 Years
Vehicles	3 Years
Computers	3 Years

Property and equipment consisted of the following as of March 31, 2014 and 2013:

	2014	2013
Office furniture and equipment	$452,121	$360,008
Service and shop equipment	467,532	391,780
Vehicles	1,034,994	431,255
Land and buildings	3,446,000	1,760,247
Total property and equipment	5,400,647	2,943,290
Accumulated depreciation	(1,014,766)	(710,935)
Net property and equipment	$4,385,881	$2,232,355

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 2 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the years ended March 31, 2014 and 2013 are as follows:

	Years Ended March 31,
	2014	2013
Costs of goods sold	$68,030	$48,768
General and administrative	276,661	195,070
Total	$344,691	$243,838

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company had the following $0.001 par value authorized stock:

Preferred Stock 10,000,000 shares.

Common Stock 100,000,000 shares.

During the years ended March 31, 2014 and 2013, the Company issued, respectfully, 20,000 and 250,000 shares of its common stock for services valued at $28,360 and $345,455, respectfully.  As of March 31, 2014 and 2013, the Company had 47,836,543 and 45,250,000 shares of common stock, respectively.

On November 18, 2013, the Company completed an equity offering of 2,259,393 shares of restricted Common Stock and received proceeds of $4,332,975, which is net of $592,501 in underwriting discounts, commission and direct costs incurred and paid by the Company in connection with this equity offering.

NOTE 4 – PROVISION FOR INCOME TAXES

Reconciliation of US Federal/Canadian Statutory Income Tax Rate to Effective Income Tax Rate:

	March 31, 2014	March 31, 2013
United States statutory income tax rate	35.0%	35.0%
Increase (decrease) in valuation allowance	0.7	0.6
Decreae in rate on income subject to Canadian income tax rates	(4.3)	-
Increase (decrease) in rate resulting from non-deductible expenses and deductible adjustments	4.0	0.1
	0.4	0.7
Effective income tax rate	35.4%	35.7%

Components of Income Tax Expense	March 31, 2014	March 31, 2013
Federal U.S. Income Taxes
-Current	$1,887,142	$30,874
-Deferred	(420,978)	72,857
Foreign (Canadian and Provincial) Income Taxes	1,409,619	623,438
State Income Taxes
-Current	198,829	3,736
-Deferred	-	-

Total Income Tax Expense	$3,074,612	$730,905

The following are temporary items:  increase or decrease in rate resulting from depreciation and loss on equipment for book purposes in excess of depreciation for income tax purposes.  These temporary differences are insignificant, for 2014 and 2013.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 4 – PROVISION FOR INCOME TAXES (CONTINUED)

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2014 and 2013.

Net deferred tax liability arising from the accelerated depreciation claimed by the Parent on its stand-alone tax return is $107,857 and $72,857, as of March 31, 2014 and 2013, respectively.

Net deferred tax asset arising from the deferred recognition of stock option compensation by the Parent on its stand-alone tax return is $420,978 and $-0-, as of March 31, 2014 and 2013, respectively

NOTE 5 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

Sales	2014	2013
Canada	$14,782,188	$10,977,476
United States	20,609,920	5,909,791
Total	$35,392,108	$16,887,267

Longlived assets	2014	2013
Canada	$1,392,577	$1,560,869
United States	2,993,304	671,486
Total	$4,385,881	$2,232,355

NOTE 6 – COMMON STOCK PURCHASE OPTIONS

On October 28, 2009, the Company issued a total of 410,000 stock purchase options exercisable for the purchase of its common stock at $0.40 per share. The options were issued to key employees. The options vest 1/3 each year for 3 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of October 28, 2009: dividend yield of zero percent; expected volatility of 127%; risk-free interest rates of 1.35% and expected life of 3.0 years. The Company recognized $-0- and $18,436 in expense for the fair value of the options vesting during 2014 and 2013, respectively.

On February 15, 2011, the Company issued a total of 600,000 stock purchase options exercisable for the purchase of its common stock at $0.30 per share. The options were issued to key employees. The options vest over 1/5 each year for 5 years. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of February 15, 2011: dividend yield of zero percent; expected volatility of 254%; risk-free interest rates of 2.02% and expected life of 2.5 years. The Company recognized $41,009 and $40,702 in expense for the fair value of the options vesting during 2014 and 2013, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 6 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

On March 6, 2012, the Company approved a grant of 820,000 stock purchase options exercisable for the purchase of its common stock at 85% of approval date fair market value. The options were issued to key employees. The options vest 1/5 each year for 5 years. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The exercise price was determined as of September 27, 2012, the date the options were executed. The following weighted average assumptions used for grants as of September 27, 2012: dividend yield of zero percent; expected volatility of 191%; risk-free interest rates of 2.37% and expected life of 2.5 years. The Company recognized $328,447 and $106,501 in expense for the fair value of the options vesting during 2014 and 2013, respectively.

On December 17, 2013, the Company changed the strike price per share, of the options approved March 6, 2012, to $1.75, reflecting 100% of the approval date value, consistent with applicable tax law.  The Company accelerated the terms, to reflect the board approval date.

On April 18, 2013, the Company approved a grant of 1,183,000 stock purchase options exercisable for the purchase of its common stock at 85% of approval date fair market value. The options were issued to key employees. The options vest 1/5 each year for 5 years. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The exercise price was determined as of August 21, 2013, the date the options were executed.  The following weighted average assumptions used for grants as of August 21, 2013: dividend yield of zero percent; expected volatility of 179%; risk-free interest rates of 1.64% and expected life of 2.5 years. The Company recognized $374,846 and $-0- in expense for the fair value of the options vesting during 2014 and 2013, respectively.

On December 17, 2013, the Company changed the strike price per share, of the options approved April 18, 2013, to $1.37, reflecting 100% of the approval date value, consistent with applicable tax law.  The Company accelerated the terms, to reflect the board approval date.

On July 31, 2013, the Company issued a total of 100,000 stock purchase options exercisable for the purchase of its common stock at $1.37 per share. The options were issued to a member of the Board of Directors. The options vest 1/2 upon execution and 1/2 after one year. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of April 18, 2013: dividend yield of zero percent; expected volatility of 175%; risk-free interest rates of 1.38% and expected life of 2.5 years. The Company recognized $138,489 and $-0- in expense for the fair value of the options vesting during 2014 and 2013, respectively.

On November 7, 2013, the Company issued a total of 200,000 stock purchase options exercisable for the purchase of its common stock at $3.85 per share. The options were issued to members of the Board of Directors. The options vest 1/2 upon execution and 1/2 after one year. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of April 18, 2013: dividend yield of zero percent; expected volatility of 175%; risk-free interest rates of 1.31% and expected life of 2.5 years. The Company recognized $333,339 and $-0- in expense for the fair value of the options vesting during 2014 and 2013, respectively.

On February 6, 2014, the Company issued a total of 100,000 stock purchase options exercisable for the purchase of its common stock at $1.37 per share. The options were issued to a member of the Board of Directors. The options vest 1/2 upon execution and 1/2 after one year. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of February 6, 2014: dividend yield of zero percent; expected volatility of 153%; risk-free interest rates of 1.65% and expected life of 2.5 years. The Company recognized $217,854 and $-0- in expense for the fair value of the options vesting during 2014 and 2013, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 6 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

A summary of the status of the Company’s stock option plans as of March 31, 2014 and 2013 and the changes during the period are presented below:

	Options	Wtd. Avg. Grant Date Fair Value
Outstanding, March 31, 2012	1,830,000	$0.96
Granted	-	-
Exercised	-	-
Forfeited	(25,000)	1.75
Expired	-	-

Outstanding March 31, 2013	1,805,000	$0.96

Excersiable, March 31, 2013	809,000	$0.64

	Options	Wtd. Avg. Grant Date Fair Value
Outstanding, March 31, 2013	1,805,000	$0.96
Granted	1,583,000	1.85
Exercised	(307,150)	0.39
Forfeited	(9,000)	1.64
Expired	-	-

Outstanding March 31, 2014	3,071,850	$1.47

Exercisable, March 31, 2014	990,850	$1.39

The following table summarizes information about the stock options as of March 31, 2013:

	Total Outstanding and Exercisable, 2013
		Average		Weighted
	Outstanding	Remaining	Exercisable	Average
Range	Shares	Life (Yrs)	Shares	Exercise Price
$0.30	600,000	3.88	240,000	$0.30
$0.40	410,000	1.46	410,000	0.40
$1.75	795,000	4.93	159,000	1.75

	1,805,000	3.79	809,000	$0.64

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 6 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about the stock options as of March 31, 2014:

	Total Outstanding and Exercisable, 2014
		Average		Weighted
	Outstanding	Remaining	Exercisable	Average
Range	Shares	Life (Yrs)	Shares	Exercise Price
$0.30	460,000	2.88	220,000	0.30
$0.40	250,000	0.46	250,000	0.40
$1.75	781,350	3.93	320,850	1.75
$1.37	1,280,500	5.07	50,000	1.37
$3.85	200,000	5.61	100,000	3.85
$3.95	100,000	5.86	50,000	3.95

	3,071,850	4.14	990,850	$1.39

The following table summarizes information about non-vested options as of the year ended March 31, 2014:

	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2013	1,155,000	$0.34
Stock options issued during the year	1,583,000	1.85
Stock options canceled	(5,000)	1.56
Vest during the year ended March 31, 2014	(637,000)	1.95
Non-vested at March 31, 2014	2,096,000	$1.51

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Royalties

The Company paid royalties of $0 and $736,414 for the years ended March 31, 2014 and 2013, respectively.  Royalties were paid on certain company products, to which an outside contractor was used during development.  The royalties are paid on a quarterly basis.  The royalty agreement was replaced with a consulting agreement, noted below.

Consulting

In March 2014 a consulting agreement was executed between the Company and Terra Industrial, with Allen Johnson as agent.  The intent of this agreement was to replace the aforementioned royalty agreements.  The agreement is for the term of 10 years with fees of $100,000CAD paid quarterly.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has two material events to report.

On May 1, 2014, the Company issued a total of 133,900 stock purchase options exercisable for the purchase of its common stock at $4.03 per share. The options were issued to key employees. The options vest 1/5 each year for 5 years.

On May 1, 2014, the Company issued a total of 180,000 restricted common stock.  The restricted common stock was issued to key employees.  The restricted common stock vests 1/5 each year for 5 years.

On June 2, 2014, we filed a registration statement on form S-1 to register shares of our common stock with the Securities and Exchange Commission to be offered to the public by us and by certain selling stockholders named in the registration statement. We also filed amendments to such registration statement on June 19, 2014, June 24, 2014, June 25, 2014, and June 26, 2014. We estimate that our net proceeds from the sale of shares of our common stock by us pursuant to the registration statement will be approximately $16,430,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We will not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We expect to use the proceeds from the offering, to help fund Company growth initiatives.

Subsequent to year-end, the Company issued a total of 205,135 shares of common stock to key employees who had exercised options as part of the Company's equity-inventive program, for which the Company received cash proceeds of $88,598.