Form 10-Q
period 2014-06-30
PROFIRE ENERGY INC
filed 2014-08-14
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

As of August 7, 2014 the registrant had 52,543,563 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2014	2014
ASSETS	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$4,570,088	$4,456,674
Accounts receivable, net	12,036,286	8,873,471
Inventories	6,860,755	6,579,858
Deferred tax asset	500,186	420,978
Prepaid expenses	55,804	32,263

Total Current Assets	24,023,119	20,363,244

PROPERTY AND EQUIPMENT, net	5,398,904	4,385,881

TOTAL ASSETS	$29,422,023	$24,749,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,890,021	$1,461,138
Accrued liabilities	212,066	193,727
Deferred income tax liability	99,107	107,857
Income taxes payable	2,892,183	1,605,133

Total Current Liabilities	5,093,377	3,367,855

TOTAL LIABILITIES	5,093,377	3,367,855

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 48,024,543 and 47,836,543 shares issued and outstanding, respectively	48,024	47,836
Additional paid-in capital	6,927,026	6,496,980
Accumulated other comprehensive income	65,385	(231,051)
Retained earnings	17,288,211	15,067,505

Total Stockholders' Equity	24,328,646	21,381,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,422,023	$24,749,125

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended
	June 30,
	2014	2013
REVENUES
Sales of goods, net	$12,316,512	$6,838,961
Sales of services, net	828,322	342,619
Total Revenues	13,144,834	7,181,580

COST OF SALES
Cost of goods sold-product	5,067,627	2,724,480
Cost of goods sold-services	640,107	268,197
Total Cost of Goods Sold	5,707,734	2,992,677

GROSS PROFIT	7,437,100	4,188,903

OPERATING EXPENSES
General and administrative expenses	2,409,069	839,123
Research and development	271,227	95,930
Payroll expenses	1,265,699	835,076
Depreciation expense	124,715	61,328

Total Operating Expenses	4,070,710	1,831,457

INCOME FROM OPERATIONS	3,366,390	2,357,446

OTHER INCOME (EXPENSE)
Interest expense	-	(10,467)
Rental income	3,121	615
Interest income	237	801

Total Other Income (Expense)	3,358	(9,051)

NET INCOME BEFORE INCOME TAXES	3,369,748	2,348,395

INCOME TAX EXPENSE	1,149,042	734,411

NET INCOME	$2,220,706	$1,613,984

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$296,436	$(110,033)

TOTAL COMPREHENSIVE INCOME	$2,517,142	$1,503,951

BASIC EARNINGS PER SHARE	$0.05	$0.04

FULLY DILUTED EARNINGS PER SHARE	$0.05	$0.04

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,922,059	45,250,000

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,579,418	45,727,737

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES

Net Income	$2,220,706	$1,613,984
Adjustments to reconcile net income to 0net cash provided by operating activities:
Depreciation expense	182,392	81,771
Stock options issued for services	351,364	63,427
Changes in operating assets and liabilities:
Changes in accounts receivable	(3,071,142)	(170,636)
Changes in inventories	(187,668)	(1,110,448)
Changes in prepaid expenses	(23,461)	(27,070)
Changes in deferred tax asset	(79,208)	-
Changes in accounts payable and accrued liabilities	428,360	(104,699)
Changes in income taxes payable	1,246,558	612,273

Net Cash Provided by Operating Activities	1,067,901	958,602

INVESTING ACTIVITIES

Purchase of fixed assets	(1,147,274)	(33,150)

Net Cash Used in Investing Activities	(1,147,274)	(33,150)

FINANCING ACTIVITIES
Stock issued in exercise of stock options	78,870	-

Net Cash Provided by Financing Activities	78,870	-

Effect of exchange rate changes on cash	113,917	56,929

NET INCREASE IN CASH	113,414	982,381
CASH AT BEGINNING OF PERIOD	4,456,674	808,772

CASH AT END OF PERIOD	$4,570,088	$1,791,153

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$10,467
Income taxes	$(138,008)	$114,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2014 and March 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of June 30, 2014 and March 31, 2014, bank balances included $4,570,088 and $4,456,674, respectively, held by the Company’s banks.  As of March 31, 2014 $3,242,159 was guaranteed by the Province of Alberta, Canada and $250,000 was guaranteed by the FDIC.  As of June 30, 2014 $2,818,430 USD, was guaranteed by the Province of Alberta, Canada and $250,000 USD guaranteed by the FDIC.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $124,078 and $122,390 as of June 30, 2014 and March 31, 2014, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  As of June 30, 2014 and March 31, 2014 inventory consisted of the following:

	June 30, 2014	March 31, 2014

Raw materials	$-	$-
Finished goods	7,045,484	6,665,489
Work in process	-	-
Subtotal	7,045,484	6,665,489
Reserve for obsolescence	(184,729)	(85,631)
Total	$6,860,755	6,579,858

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2014 and March 31, 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to US and Canadian income taxes, respectively, on its US and Canadian income with a credit provided for foreign taxes paid.   The combined effective rates of income tax expense (benefit) in the US and Canada are, respectively, 35% and 28% for the three months ended June 30, 2014 and 2013, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 657,359 and 477,737 stock options included in the fully diluted earnings per share as of June 30, 2014 and 2013, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Three Months Ended June 30,
	2014	2013

Net income applicable to common shareholders	$2,220,706	$1,613,984
Weighted average shares outstanding	47,922,059	45,250,000
Weighted average fully diluted shares outstanding	48,579,418	45,727,737
Basic earnings per share	$0.05	$0.04
Fully diluted earnings per share	$0.05	$0.04

Foreign Currency and Comprehensive Income
The Company’s functional currencies are the United States dollar (USD) and the Canadian dollar (CAD), and its reporting currency is USD.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC830-20, “Foreign Currency Matters – Foreign Currency Transactions”. The period-end exchange rates of CAD to USD of 0.937033 and 0.905186 were used to convert the Company’s June 30, 2014 and March 31, 2014 balance sheets, respectively, and the statements of operations used weighted average rates of CAD to USD 0.917096 and 0.982898 for the three months ended June 30, 2014 and 2013, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had and is not expected to have, a material impact on the Company’s financial position or statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2014 and March 31, 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

NOTE 3 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,
	2014	2013
Sales
Canada	$4,592,982	$2,798,362
United States	8,551,852	4,383,218
Total	$13,144,834	$7,181,580

Long-lived assests	June 30, 2014	March 31, 2014

Canada	$1,452,059	$1,392,577
United States	3,946,845	2,993,304
Total	$5,398,904	$4,385,881

NOTE 4 – STOCK BASED COMPENSATION

On May 1, 2014, the Company issued a total of 133,900 stock purchase options exercisable for the purchase of its common stock at $4.03 per share. The options were issued to key employees. The options vest 1/5 each year for 5 years. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.  The following weighted average assumptions were used for grants as of May 1, 2014: dividend yield of zero percent; expected volatility of 149%; risk-free interest rates of 0.82% and expected life of 3.5 years.

On May 1, 2014, the Company issued a total of 180,000 shares of restricted stock to key employees.  The shares vest 1/5 each year for 5 years.  The Company estimates the fair value of the restricted shares at their intrinsic value at time of granting.

The Company recognized $351,364 and $63,437 in expense during quarters ended June 30, 2014 and 2013, respectively, for the fair value of all granted stock based compensation.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2014 and March 31, 2014

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

A summary of the status of the Company’s stock option plans as of June 30, 2014 and March 31, 2014 and the changes during the period are presented below:

	Options	Wtd. Avg.

Outstanding, March 31, 2013	1,805,000	$0.96
Granted	1,583,000	1.85
Exercised	(307,150)	0.39
Forfeited	(9,000)	1.64
Expired	-	-

Outstanding March 31, 2014	3,071,850	$1.47

Excersiable, March 31, 2014	990,850	$1.39

	Options	Wtd. Avg.

Outstanding, March 31, 2014	3,071,850	$1.47
Granted	133,900	4.03
Exercised	(205,135)	0.43
Forfeited	-	-
Expired	-	-

Outstanding June 30, 2014	3,000,615	$1.66

Exercisable, June 30, 2014	1,021,815	$1.58

The following table summarizes information about the Company’s outstanding stock options as of March 31, 2014:

	Total Outstanding and Exercisable March 31, 2014
		Average		Weighted
	Outstanding	Remaining	Exercisable	Average
Range	Shares	Life (Yrs)	Shares	Exercise Price

$0.30	460,000	2.88	220,000	0.30
$0.40	250,000	0.46	250,000	0.40
$1.75	781,350	3.93	320,850	1.75
$1.37	1,280,500	5.07	50,000	1.37
$3.85	200,000	5.61	100,000	3.85
$3.95	100,000	5.86	50,000	3.95

	3,071,850	4.14	990,850	$1.39

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
June 30, 2014 and March 31, 2014

NOTE 4 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about the Company’s outstanding stock options as of June 30, 2014:

	Total Outstanding and Exercisable June 30, 2014
		Average		Weighted
	Outstanding	Remaining	Exercisable	Average
Range	Shares	Life (Yrs)	Shares	Exercise Price

$0.30	460,000	2.63	220,000	0.30
$0.40	50,000	0.17	50,000	0.40
$1.75	777,215	3.68	316,715	1.75
$1.37	1,279,500	4.8	285,100	1.37
$3.85	200,000	5.36	100,000	3.85
$3.95	100,000	5.61	50,000	3.95
$4.03	133,900	5.84	-	4.03

	3,000,615	4.21	1,021,815	$1.58

The following table summarizes information about non-vested options as of the three months ended June 30, 2014:

	Options	Wtd. Avg. Grant Date Fair Value

Non-vested at March 31, 2014	2,081,000	$1.51
Stock options issued during the quarter	133,900	4.03
Stock options canceled	-	-
Vested during the quarter ended June 30, 2014	(236,100)	1.37
Non-vested at June 30, 2014	1,978,800	$1.70

The following table summarizes information about non-vested restricted stock as of the three months ended June 30, 2014:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value

Non-vested at March 31, 2014	-	$-
Stock options issued during the quarter	180,000	4.03
Stock options canceled	-	-
Vest during the quarter ended June 30, 2014	-
Non-vested at June 30, 2014	180,000	$4.03

NOTE 5 – SUBSEQUENT EVENTS

On July 2, 2014, we sold 4,500,000 shares of our common stock at the price of $4.00 per share, for an aggregate sale price of $18,000,000. We paid $1,260,000 in underwriting discounts and commissions in connection with the offering of the shares sold on our behalf. We also incurred approximately $310,000 of other offering expenses. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses paid by us, were approximately $16,430,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month periods ended June 30, 2014 and 2013.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2014.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements, however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers’ needs; price increases; employee limitations; or delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Recent Developments

On July 2, 2014, we sold 4,500,000 shares of our common stock at the price of $4.00 per share, for an aggregate sale price of $18,000,000.  The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses paid by us, was approximately $16,430,000.

The underwriters had a 45-day option to acquire an additional 900,000 shares of common stock from the selling stockholders at a price of $4.00 per share, for an aggregate sale price of $3,600,000, which they exercised on July 28, 2014.  Following the sale of these shares, the offering terminated.

We expect to use the proceeds from this offering for expansion of our sales and service team to match the demand for our product in regions where recent legislation passed, requiring the use of our technology, and for other working capital purposes. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, solutions or technologies. We have no current agreements or commitments with respect to any investment or acquisition. In addition, the amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and other factors.  Accordingly, our management will have discretion and flexibility in applying the net proceeds of this offering. Pending any uses, as described above, we intend to invest the net proceeds in high quality, investment grade, short-term fixed income instruments which include corporate, financial institution, federal agency or U.S. government obligations.

Overview

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

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Total Revenues

Total revenues during the quarter ended June 30, 2014 increased $5,963,254, or 83%, compared to the quarter ended June 30, 2013.  This increase was principally attributable to increased sales of goods, net, as well as increased sales of services, net.

Sales of Goods, Net

We realized an increase of $5,477,551, or 80%, in sales of goods, net during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  This increase was primarily due to improved sales execution, and increased efficacy in a number of growing sales territories including Texas, Colorado, and Pennsylvania. We expect that our quarterly revenues will continue to grow year-over-year as our sales team executes on its sales strategy.

Sales of Services, Net

During the three months ended June 30, 2014 we realized an increase of $485,703, or 142%, in sales of services, net.  We are beginning to experience increasing service revenues as a result of leveraging new service personnel and expansion of new service territories.  We anticipate service revenues in our Utah, Texas, and Pennsylvania offices will continue to expand in upcoming quarters. While the primary purpose of our service team is to support product sales, our service team also provides a number of auxiliary services for our customers, providing an additional revenue stream.

Total Cost of Goods Sold

As a percentage of total revenues, total cost of goods increased slightly to 43% during the quarter ended June 30, 2014, compared to 42% during the quarter ended June 30, 2013.  This increase is attributable to an increase in cost of goods sold-products, as a percentage of revenues.

Cost of Goods Sold-Products

During the quarter ended June 30, 2014 cost of goods sold-products increased $2,343,147, or 86%, compared to the quarter ended June 30, 2013 as a result of increased sales.  However, as a percentage of revenues from product sales, cost of goods sold-products was almost unchanged, increasing from 40% to 41%. We anticipate that, as a percentage of revenues from product sales, future cost of goods sold-product will continue to approximate historical levels, or about 40%.

Cost of Goods Sold-Services

Cost of goods sold-services increased $371,910, or 139%, during the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 as a result of increased sales of service. As a percentage of service revenues, cost of goods sold-service decreased from 78% to 77%.

Gross Profit

Because the percentage increase in total revenue was surpassed by the increase in cost of goods sold, gross profit slightly decreased from 58% to 57% of total revenues during the quarter ended June 30, 2014.

Total Operating Expenses

Our total operating expenses increased $2,239,253, or 122%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  As a percentage of total revenues, total operating expenses increased from 26% to 31%. This increase was largely attributable to increases in general and administrative expenses and payroll expenses.

General and Administrative Expenses

During the three months ended June 30, 2014 general and administrative expenses increased by $1,569,946, or 187%.  As a percentage of total operating expenses, general and administrative expenses increased from 46% to 59%. This increase was due to the purchase of equipment for our expanding service team, commissions paid to our sales team, expense related to the issuance and vesting of stock options, and increases in professional fees.

Research and Development

During the quarter ended June 30, 2014 research and developments expenses were $271,227 compared to $95,930 during the quarter ended June 30, 2013.  As a percentage of total operating expenses, research and development expenses increased from 5% to 7%.  This increase was due to the acceleration of multiple projects, as well as the expansion of the department’s personnel (and the allocation to research and development expense of the payroll for the same).

Payroll Expenses

We experienced a $430,623, or 52%, increase in payroll expenses in the quarter ended June 30, 2014 compared to quarter ended June 30, 2013.  This increase was primarily the result of increased hiring, particularly in our Utah, Texas, and Pennsylvania offices during the past fiscal year. As a percentage of total Operating Expenses, payroll decreased from 46% to 31%.

Depreciation Expense

Depreciation expense increased $63,387, or 103%, during the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.  This increase in depreciation expense is primarily due to the purchase of multiple fixed assets including additional warehouse space and additional sales and service vehicles in the last fiscal year, which result in a higher ongoing depreciation expense. As a percentage of total operating expenses, however, depreciation remained the same at 3%.

Total Other Income (Expense)

During the three months ended June 30, 2014 we realized total other income of $3,358 compared to total other expense of $9,051 for the three months ended June 30, 2013.  During the quarter ended June 30, 2014, we did not realize any interest expense, however, we realized interest income of $237 and rental income of $3,121.  By comparison, during the quarter ended June 30, 2013, we realized interest expense of $10,467, interest income of $801, and rental income of $615.

Net Income Before Income Taxes

The 83% increase we realized in total revenues, the 91% increase in total cost of goods sold and the 122% increase in total operating expenses combined to result in an increase in net income before income taxes during the quarter ended June 30, 2014 to $3,369,748 compared to net income before income taxes of $2,348,395 during the quarter ended June 30, 2013. As a percentage of total revenues, net income before income taxes represented 26% of total revenues, compared to 33% during the prior year comparable quarter.

Income Tax Expense

We recognized income tax expense of $1,149,042 during the three months ended June 30, 2014 compared to $734,411 during the three months ended June 30, 2013 as a result of the significant increase in net income before income taxes.  We anticipate our income tax obligations will typically follow a similar trend as our net income or loss before income taxes.

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

During the quarter ended June 30, 2014 we recognized a foreign currency translation gain of $296,436.  By comparison, during the quarter ended June 30, 2013 we recognized a foreign currency translation loss of $110,033.  The gain was the result of the strengthening of the U.S. dollar against the Canadian dollar.

Total Comprehensive Income

For the foregoing reasons, we realized total comprehensive income of $2,517,142 during the quarter ended June 30, 2014 compared to total comprehensive income of $1,503,951 during the quarter ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014 we had total current assets of $24,023,119 and total assets of $29,422,023 including cash and cash equivalents of $4,570,088.  At June 30, 2014 total liabilities were $5,093,377, all of which were current liabilities.

During the three months ended June 30, 2014 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Three months ended	Three months ended
	June 30, 2014	June 30, 2013

Net cash provided by operating activities	$1,067,901	$958,602
Net cash used in investing activities	(1,147,274)	(33,150)
Net cash provided by financing activities	78,870	-
Effect of exchange rate changes on cash	113,917	56,929
Net increase in cash	$113,414	$982,381

Net cash provided by our operating activities was $1,067,901.  As discussed above, during the three months ended June 30, 2014 we realized an increase in net income, which also resulted in an increase in cash.  This increase was partially offset by decreases in cash resulting from a 4% increase in inventory and a 36% increase in accounts receivable.  Inventory grew during the three months ended June 30, 2014 to accommodate growing sales, but may ebb and flow from quarter to quarter, based on our supply chain capabilities and lead times, as well as our forecasts for future demand.  Accounts receivable were higher due to our increased sales in the most recent quarter.

During the three months ended June 30, 2014 net cash used in investing activities was $1,114,124 higher compared to the three months ended June 30, 2013.  This increase in cash used in investing activities is largely attributable to the renovation of recently acquired space at our facilities in Lindon, Utah, as well as the purchase of trucks for our sales and service teams during the three months ended June 30, 2014.

As a result of the increase in cash provided from operations, the increase in net cash used in investing activities and the strengthening of the U.S. dollar, we realized a $113,414 net increase in cash during the quarter ended June 30, 2014 compared to an $982,381 net increase during the quarter ended June 30, 2013.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Commitments
Consulting Agreement – Al Johnson	$3,900,000	$400,000	$800,000	$800,000	$1,900,000
Total	$3,900,000	$400,000	$800,000	$800,000	$1,900,000

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Remediation Initiatives

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2014, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-196462).  The registration statement related to 6,000,000 shares of our common stock; 4,500,000 shares were sold by the Company and 1,500,000 shares were sold by certain selling stockholders.  On July 2, 2014, we sold 4,500,000 shares of our common stock at the price of $4.00 per share, for an aggregate sale price of $18,000,000.  The selling stockholders sold 1,500,000 shares of common stock at a price of $4.00 per share, for an aggregate sale price of $6,000,000.  Maxim Group LLC and Chardan Capital Markets, LLC acted as the Joint Book Running Managers for the offering.

The underwriters had a 45-day option to acquire an additional 900,000 shares of common stock from the selling stockholders at a price of $4.00 per share, for an aggregate sale price of $3,600,000, which they exercised on July 28, 2014.  Following the sale of these shares, the offering terminated.

We paid $1,260,000 in underwriting discounts and commissions in connection with the offering of the shares sold on our behalf. We also incurred approximately $310,000 of other offering expenses. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses paid by us, was approximately $16,430,000.

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

We expect to use the proceeds from this offering for expansion of our sales and service team to match the demand for our product in regions where recent legislation passed, requiring the use of our technology, and for other working capital purposes. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, solutions or technologies. We have no current agreements or commitments with respect to any investment or acquisition. In addition, the amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and other factors.  Accordingly, our management will have discretion and flexibility in applying the net proceeds of this offering. Pending any uses, as described above, we intend to invest the net proceeds in high quality, investment grade, short-term fixed income instruments which include corporate, financial institution, federal agency or U.S. government obligations.

Item 6. Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 1.1
Underwriting Agreement with Maxim Group LLC and Chardan Capital Markets, LLC dated June __, 2014 (incorporated by reference to the Company’s Amendment to its Registration Statement filed on Form S-1/A with the Commission on June 24, 2014 (File No. 333-196462)).

Exhibit 10.1
Lease Agreement dated May 16, 2014 between the Company and Dennis Caka (incorporated by reference to the Company’s Registration Statement on Form S-1 with the Commission on June 2, 2014 (File No. 333-196462)).

Exhibit 10.2
Lease Agreement dated May 16, 2014 between the Company and Paul Hall (incorporated by reference to the Company’s Registration Statement on Form S-1 with the Commission on June 2, 2014 (File No. 333-196462)).

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

PROFIRE ENERGY, INC.

Date:	August 14, 2014	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 14, 2014	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer