Form 10-Q
period 2014-09-30
PROFIRE ENERGY INC
filed 2014-11-12
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

As of November 6, 2014 the registrant had 52,807,084 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and March 31, 2014	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Unaudited) for the three and six month periods ended September 30, 2014 and 2013	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2014 and 2013	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

Signatures	25

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	March 31,
	2014	2014
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$18,671,824	$4,456,674
Accounts receivable, net	14,834,952	8,873,471
Inventories	8,214,485	6,579,858
Deferred tax asset	341,770	420,978
Prepaid expenses	232,894	32,263

Total Current Assets	42,295,925	20,363,244

PROPERTY AND EQUIPMENT, net	7,858,497	4,385,881

TOTAL ASSETS	$50,154,422	$24,749,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$3,574,333	$1,461,138
Accrued liabilities	410,272	193,727
Deferred income tax liability	107,857	107,857
Income taxes payable	3,053,983	1,605,133

Total Current Liabilities	7,146,445	3,367,855

TOTAL LIABILITIES	$7,146,445	$3,367,855

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 52,650,084 and 47,836,543 shares issued and outstanding, respectively	52,650	47,836
Additional paid-in capital	23,978,644	6,496,980
Accumulated other comprehensive income	(389,729)	(231,051)
Retained earnings	19,366,412	15,067,505

Total Stockholders' Equity	43,007,977	21,381,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,154,422	$24,749,125

The accompanying notes are an integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Sales of goods, net	$14,628,718	$8,940,062	$26,945,230	$15,779,023
Sales of services, net	1,092,214	402,394	1,920,536	745,013
Total Revenues	15,720,932	9,342,456	28,865,766	16,524,036

COST OF SALES
Cost of goods sold-product	6,469,992	3,550,640	11,537,619	6,275,120
Cost of goods sold-services	701,497	232,250	1,341,604	500,447
Total Cost of Goods Sold	7,171,489	3,782,890	12,879,223	6,775,567

GROSS PROFIT	8,549,443	5,559,566	15,986,543	9,748,469

OPERATING EXPENSES
General and administrative expenses	2,866,401	1,259,192	5,275,470	2,098,315
Research and development	538,793	155,089	810,020	251,019
Payroll expenses	1,767,730	930,993	3,033,429	1,766,069
Depreciation expense	122,928	65,597	247,643	126,925

Total Operating Expenses	5,295,852	2,410,871	9,366,562	4,242,328

INCOME FROM OPERATIONS	3,253,591	3,148,695	6,619,981	5,506,141

OTHER INCOME (EXPENSE)
Interest expense	-	(100)	-	(10,567)
Gain on disposal of fixed assets	-	1,617	-	1,617
Other income (expense)	(257)	1,575	2,864	2,190
Interest income	7,543	7,565	7,780	8,366

Total Other Income (Expense)	7,286	10,657	10,644	1,606

NET INCOME BEFORE INCOME TAXES	3,260,877	3,159,352	6,630,625	5,507,747

INCOME TAX EXPENSE	1,182,676	1,109,803	2,331,718	1,844,214

NET INCOME	$2,078,201	$2,049,549	$4,298,907	$3,663,533

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(455,114)	$(90,191)	$(158,678)	$(200,224)

TOTAL COMPREHENSIVE INCOME	$1,623,087	$1,959,358	$4,140,229	$3,463,309

BASIC EARNINGS PER SHARE	$0.04	$0.05	$0.09	$0.08

FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.04	$0.08	$0.08

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,482,823	45,289,301	50,222,367	45,274,863

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,126,287	45,905,364	50,865,831	45,905,364

The accompanying notes are an integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$4,298,907	$3,663,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	247,643	168,020
Gain on disposal of fixed assets	-	(1,617)
Common stock issued for services	168,004	28,350
Stock options issued for services	712,820	180,944
Unrealized foreign exchange gain	(128,429)	-
Changes in operating assets and liabilities:
Changes in accounts receivable	(5,961,481)	(2,776,585)
Changes in inventories	(1,634,627)	(2,723,568)
Changes in prepaid expenses	(200,631)	(60,376)
Changes in deferred tax asset/liability	79,208	-
Changes in accounts payable and accrued liabilities	2,329,740	897,043
Changes in income taxes payable	1,448,850	870,119

Net Cash Provided by Operating Activities	1,360,004	245,863

INVESTING ACTIVITIES
Proceeds from disposal of equipment	-	33,910
Purchase of fixed assets	(3,720,259)	(389,365)

Net Cash Used in Investing Activities	(3,720,259)	(355,455)

FINANCING ACTIVITIES
Stock issued for cash	18,000,000	-
Stock offering costs	(1,529,057)	-
Stock issued in exercise of stock options	134,711	48,000

Net Cash Used in Financing Activities	16,605,654	48,000

Effect of exchange rate changes on cash	(30,249)	(144,925)

NET INCREASE (DECREASE) IN CASH	14,215,150	(206,517)
CASH AT BEGINNING OF PERIOD	4,456,674	808,772

CASH AT END OF PERIOD	$18,671,824	$602,255

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$100
Income taxes	$-	$302,300
NON CASH INVESTING AND FINANCING ACTIVITIES:
None	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2014 and March 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of September 30, 2014 and March 31, 2014, bank balances included $18,671,824 and $4,456,674, respectively, held by the Company’s banks.  As of March 31, 2014 $3,242,159 was guaranteed by the Province of Alberta, Canada and $250,000 was guaranteed by the FDIC.  As of September 30, 2014 $2,725,096 USD, was guaranteed by the Province of Alberta, Canada and $250,000 USD guaranteed by the FDIC.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $121,705 and $122,390 as of September 30, 2014 and March 31, 2014, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  As of September 30, 2014 and March 31, 2014 inventory consisted of the following:

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2014 and March 31, 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

	September 30, 2014	March 31, 2014

Raw materials	$-	$-
Finished goods	8,404,244	6,665,489
Work in process	-	-
Subtotal	8,404,244	6,665,489
Reserve for Obsolescence	(189,759)	(85,631)
Total	$8,214,485	$6,579,858

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to US and Canadian income taxes, respectively, on its US and Canadian income with a credit provided for foreign taxes paid.   The combined effective rates of income tax expense (benefit) in the US and Canada are, respectively, 35% and 28% for the six months ended September 30, 2014 and 2013, respectively.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,037,315 and 630,500 stock options included in the fully diluted earnings per share as of September 30, 2014 and 2013, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

	For the Six Months Ended September 30,
	2014	2013

Net income applicable to common shareholders	$4,298,907	$3,663,533
Weighted average shares outstanding	50,222,367	45,274,863
Weighted average fully diluted shares outstanding	50,865,831	45,905,364
Basic earnings per share	$0.09	$0.08
Fully diluted earnings per share	$0.08	$0.08

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2014 and March 31, 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency and Comprehensive Income
The Company’s functional currencies are the United States dollar (“USD”) and the Canadian dollar (“CAD”), and its reporting currency is USD.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC830-20, “Foreign Currency Matters – Foreign Currency Transactions”. The period-end exchange rates of CAD to USD of 0.892262 and 0.905186 were used to convert the Company’s September 30, 2014 and March 31, 2014 balance sheets, respectively, and the statements of operations used weighted average rates of CAD to USD 0.918383 and 0.970557 for the six months ended September 30, 2014 and 2013, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

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

NOTE 3 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Six Months Ended September 30,
Sales	2014	2013

Canada	$9,533,064	$7,204,313
United States	19,332,702	9,319,723
Total	$28,865,766	$16,524,036

	September 30,	March 31,
Long-lived assets	2014	2014

Canada	$1,347,366	$1,392,577
United States	6,511,131	2,993,304
Total	$7,858,497	$4,385,881

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2014 and March 31, 2014

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

On September 18, 2014, the Company issued a total of 79,812 shares of restricted stock to the directors of the company.  Half of the shares vested immediately with the remaining half vesting   one year after issuance.  Additionally, the company issued a total of 12,000 shares of restricted stock units to key employees.  The units vest 1/5 each year for 5 years.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

The Company recognized $880,824 and $180,944 in expense for the fair value of previously granted stock based compensation that vested during the six months ended September 30, 2014 and 2013, respectively.

A summary of the status of the Company’s stock option plans as of September 30, 2014 and March 31, 2014 and the changes during each period are presented below:

	Options	Wtd. Avg.
Outstanding, March 31, 2013	1,808,000	0.96
Granted	1,583,000	1.85
Exercised	(307,150)	0.39
Forfeited	(9,000)	1.64
Expired	-	-
Outstanding, March 31, 2014	3,074,850	1.47

Exercisable, March 31, 2014	990,850	1.39

	Options	Wtd. Avg.
Outstanding, March 31, 2014	3,074,850	1.47
Granted	133,900	4.03
Exercised	(273,635)	0.49
Forfeited	(41,500)	2.12
Expired	-	-
Outstanding, September 30, 2014	2,893,615	1.68

Exercisable, September 30, 2014	983,315	1.63

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2014 and March 31, 2014

NOTE 4 – STOCK BASED COMPENSATION (Continued)

The following table summarizes information about the Company’s outstanding stock options as of March 31, 2014:

	Total Outstanding and Exercisable March 31, 2014

Range	Outstanding Shares	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
$0.30	460,000	2.88	220,000	0.30
$0.40	250,000	0.46	250,000	0.40
$1.75	784,350	3.96	320,850	1.75
$1.37	1,280,500	5.07	50,000	1.37
$3.85	200,000	5.61	100,000	3.85
$3.95	100,000	5.86	50,000	3.95
	3,074,850	4.14	990,850	1.39

	Total Outstanding and Exercisable September 30, 2014

Range	Outstanding Shares	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
$0.30	460,000	2.31	220,000	0.30
$1.75	1,243,000	3.43	314,600	1.75
$1.37	766,715	4.55	298,715	1.37
$3.85	200,000	5.11	100,000	3.85
$3.95	100,000	5.36	50,000	3.95
$4.03	123,900	5.59	-	4.03
	2,893,615	4.02	983,315	1.58

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2014 and March 31, 2014

NOTE 4 – STOCK BASED COMPENSATION (Continued)

The following table summarizes information about non-vested options as of the six months ended September 30, 2014:

Non-vested options	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	2,084,000	1.51
Stock options issued during the six months	133,900	4.03
Stock options canceled	(21,500)	-
Vested during the six months ended September 30, 2014	(286,100)	1.37
Non-vested at September 30, 2014	1,910,300	1.70

The following table summarizes information about non-vested restricted stock as of the six months ended September 30, 2014:

Non-vested restricted stock	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	-	-
Restricted stock issued during the six months	259,811	4.09
Restricted stock options canceled	-	-
Vested during the six months ended September 30, 2014	-	-
Non-vested at September 30, 2014	259,811	4.09

Non-vested restricted stock units	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	-	-
Restricted stock units issued during the six months	12,000	4.21
Restricted stock units canceled	-	-
Vested during the six months ended September 30, 2014	-	-
Non-vested at September 30, 2014	12,000	4.21

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the six month periods ended September 30, 2014 and 2013.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2014.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers’ needs; price increases; employee limitations;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Overview of Products & Services

Summary

We design, assemble, install, service, and sell oilfield-management technologies. Our flagship products are burner-management systems that monitor and manage burners found throughout the industry. Our products provide major benefits to our customers including improved efficiency, increased safety, and enhanced compliance with evolving industry regulation. We also sell related products such as flare ignition systems, fuel train components, secondary airplates, valve actuators, and solar packages. Our products and services aid oil and natural gas producers in the safe and efficient production and transportation of oil and natural gas.

Our Flagship Products: Burner-Management Systems

In the oil and natural gas industry there are numerous demands for heat generation and control.  Oilfield vessels of all kinds, including line-heaters, dehydrators, separators, treaters, amine reboilers and free-water knockout systems, require sources of heat to satisfy their various functions, which is provided by a burner flame inside the vessel.  This burner flame is integral to the proper function of the oilfield vessel because these vessels use the flame’s heat to help separate, store, transport and purify oil and gas (or even water).  The viscosity of oil and moisture content (and temperature) of  gas are critical to a number of oilfield processes, and is directly affected by the heat provided by the burner flame inside the vessel.

Our burner-management systems help ignite, monitor, and manage this burner flame, reducing the need for employee interaction with the burner, such as for re-ignition or temperature monitoring.  As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations such as Regulation 7 in Colorado and B 149.3-10 in Alberta .  We believe there is a growing trend in the oil and gas industry toward enhanced control and process automation,   and burner-management automation fits squarely within this trend.

In addition to selling products, we train and dispatch combustion technicians throughout North America to help optimize the combustion efficiency of the oilfield equipment that our systems manage.

Additional Complementary Products

In addition to our burner-management systems, we also sell complementary oilfield products to help facilitate improved oilfield safety and efficiency. Such products help manage fuel flow (e.g., valves and fuel trains), meter air flow (e.g., airplates), generate power on-site (e.g., solar packages), ignite and direct flame (e.g., flare stack igniter and nozzles), and other necessary functions. We have invested heavily to develop innovative complementary products, which we anticipate will help bolster continued long-term growth.  We anticipate further investment in such products as we gather valuable market information to provide additional solutions in the oilfield.

Some of these products are resold from third parties (e.g., solar packages), while some are proprietary (e.g., flare stack igniter) or patent-pending (e.g., airplates). We intend to continue developing proprietary products to help enhance our margin on some of these complementary products.

Results of Operations

Comparison of the three- and six-months ended September 30, 2014 and 2013

Total Revenues

Total revenues during the three- and six-months ended September 30, 2014 increased $6,378,476 and $12,341,730, or 68% and 75%, respectively, compared to the comparable periods ended September 30, 2013.  These increases were principally attributable to increased sales of goods, net, as well as increased sales of services, net.  We plan to continue making strategic growth investments, and although we anticipate a lag before these returns are realized, we are optimistic they will generate meaningful returns in future quarters.

Sales of Goods, Net

Sales of goods, net during the three- and six-months ended September 30, 2014 increased $5,688,656 and $11,166,207, or 64% and 71%, respectively, compared to the comparable periods ended September 30, 2013. These increases were principally attributable to improved sales execution derived from developing sales relationships, a larger sales force, and increased efficacy in a number of growing sales territories including Texas, Colorado, Oklahoma, and Pennsylvania. Additionally, we have seen steady growth in the Canadian markets, specifically in Alberta, British Columbia and Saskatchewan, and we anticipate increased investment in these territories to drive further growth.

Sales of Services, Net

Sales of services, net during the three- and six-months ended September 30, 2014 increased $689,820 and $1,175,523, or 171% and 158%, respectively, compared to the comparable periods ended September 30, 2013. We continue to experience increasing service revenues as a result of leveraging new service personnel particularly in our Pennsylvania and Texas offices.  While the primary purpose of our service team is to support product sales, our service team also provides a number of auxiliary services for our customers, and may provide a recurring revenue stream (for preventative maintenance) in future quarters, as that model is currently being tested. We anticipate increased investment to build out this model, presuming that the test-results of the program continue to be positive.

Total Cost of Goods Sold

Total cost of goods sold during the three- and six-months ended September 30, 2014 increased $3,388,599 and $6,103,656, or 90% and 90%, respectively, compared to the comparable periods ended September 30, 2013.

As a percentage of total revenues, total cost of goods sold increased to 46% and 45% during the three- and six-months ended September 30, 2014, compared to 40% and 41% for the comparable periods ended September 30, 2013.  These increases are attributable to the increase in cost of goods sold-products, as well as an increase in service revenue, which carries a lower margin.

Cost of Goods Sold-Products

Cost of goods sold-products during the three- and six-months ended September 30, 2014 increased $2,919,352 and $5,262,499, or 82% and 84%, respectively, compared to the comparable periods ended September 30, 2013, primarily as a result of increased sales.

 As a percentage of revenues from product sales, cost of goods sold-products increased to 44% and 43% during the three- and six-months ended September 2014, compared to 40% and 40% for the comparable periods ended September 30, 2013. These increases are largely attributable to changes in product mix sold during the periods, as well as the allocation of overhead of some product-related fixed assets.

We presume this decrease in gross margin will be temporary and w e anticipate that total cost of goods sold in future quarters will return to approximate historical levels as product mix normalizes and we realize higher levels of revenue to absorb higher overhead associated with our larger Utah warehouse . Additionally, continued development of proprietary product replacements for low-margin resold products could slightly expand gross margin on product sales, over time. We anticipate maintaining our historical margin in the long-run, though quarterly product-mixes will vary.

Cost of Goods Sold-Services

Cost of goods sold-services during the three- and six-months ended September 30, 2014 increased $469,247 and $841,157, or 202% and 168%, respectively, compared to the comparable periods ended September 30, 2013, as a result of increased sales of service.

As a percentage of service revenues, cost of goods sold-service increased and decreased, respectively, to 64% and 67% during the three- and six-months ended September 30, 2013, compared to 58% and 70% for the comparable periods ended September 30, 2013. A recurring-revenue model with our service team, if implemented, could serve to slightly expand gross margin on service sales, over time, as preventative maintenance would be expected to have slightly higher service margin than our historical burner-related services. Additionally, as our expanding service team acquires increased experience, we may be able to command higher prices—and margin—on our services.

Gross Profit

Because the percentage increase in total revenue was surpassed by the increase in cost of goods sold, gross profit during the three- and six-months ended September 30, 2014 decreased from 60% to 54% and from 59% to 55% of total revenues compared to the comparable periods ended September 30, 2013.

Total Operating Expenses

Our total operating expenses during the three- and six-months ended September 30, 2014 increased $2,884,981 and $5,124,234 or 120% and 121% compared to the comparable periods ended September 30, 2013.

As a percentage of total revenues, total operating expenses during the three- and sixth-months ended September 30, 2014 increased from 26% to 34% and 26% to 32% compared to the comparable periods ended September 30, 2013. These increases are largely attributable to growth in general and administrative expenses and research and development expenses.

General and Administrative Expenses

General and administrative expenses during the three- and six-months ended September 30, 2014 increased by $1,607,209 and $3,177,155, or 128% and 151% compared to the comparable periods ended September 30, 2013. This is in line with expectations, as we are executing our growth strategy and building out resources to seize market opportunities in the Bakken, Marcellus, and Permian basins, and expand our sales- and service-presence in Colorado.

As a percentage of total operating expenses, general and administrative expenses during the three- and six-months ended September 30, 2014 increased from 52% to 54% and from 49% to 56% compared to the comparable periods ended September 30, 2013. These increases were due to commissions, expenses related to the issuance and vesting of stock options, increased insurance levels for officers and directors, and increases in professional fees. The increases are consistent with our long term plans to substantially grow and incent personnel in sales, service, marketing, and research and development. Increased insurance levels were also requested (or required) by some of our larger customers, which increased our insurance expense.

Research and Development

Research and development expenses during the three- and six-months ended September 30, 2014 increased $383,704 and $599,001 or 247% and 223% compared to the comparable periods ended September 30, 2013.

As a percentage of total operating expenses, Research and development expenses during the three- and six-months ended September 30, 2014 increased from 6% to 10% and from 6% to 9% compared to the comparable periods ended September 30, 2013.  These increase was due to the acceleration of multiple projects, as well as the expansion of the department’s personnel (and the allocation to research and development the payroll expense of the same). We plan to continue developing solutions through investment in research and development as new product verticals are identified with our research and development team.

Payroll Expenses

Payroll expenses during the three- and six-months ended September 30, 2014 increased $836,737 and $1,267,360, or 90% and 72%, compared to the comparable periods ended September 30, 2013.  These increases were expected and primarily the result of increased hiring of sales-, marketing-, and research and development-personnel, particularly in our Utah, Texas, and Pennsylvania offices during the past fiscal year.

As a percentage of total Operating Expenses, payroll during the three- and six-months ended September 30, 2014 decreased from 39% to 33% and from 42% to 32% compared to the comparable periods ended September 30, 2013. We have made significant investments in talented personnel and anticipate these investments will generate meaningful returns in the coming quarters and years.

Depreciation Expense

Depreciation expense during the three- and six-months ended September 30, 2014 increased $57,331 and $120,718, or 87% and 95%, compared to the comparable periods ended September 30, 2013. These increases in depreciation expense are primarily due to the purchase of multiple fixed assets including additional warehouse space and additional sales and service vehicles in the last fiscal year, which result in a higher ongoing depreciation expense. As a percentage of total operating expenses, however, depreciation remained the same at slightly under 3%.

Total Other Income (Expense)

Total other income during the three- and six-months ended September 30, 2014 decreased $3,371 and increased $9,038 compared to the comparable periods ended September 30, 2013. During the three- and six-months ended September 30, 2014, we did not realize any interest expense, however, we realized interest income of 7,543 and $7,780 and other income of $(257) and $2,864, respectively.  By comparison, during the three- and six-months ended September 30, 2013, we realized interest expense of $100 and $10,567, interest income of $7,565 and $8,366, and other income of $1,575 and $2,190.

Net Income Before Income Taxes

The increases we realized in total revenues, total cost of goods sold and total operating expenses combined to increase net income before income taxes during the three- and six-months ended September 30, 2014 to $3,260,877 and $6,630,625 compared to net income before income taxes of $3,159,352 and $5,507,747 during to the comparable periods ended September 30, 2013.

As a percentage of total revenues, net income before income taxes during the three- and six-months ended September 30, 2014 represented 21% and 23% of total revenues, compared to 34% and 33% during the prior-year comparable periods. This decrease in net income before income taxes is in  line with expectations during our growth phase and  was attributable to a slightly lower gross margin and increased operating expenses. In the near-term, we anticipate net margin to be somewhat lower than historical levels, as we continue executing on our strategic growth plans. We expect returns on these strategic investments will be realized in two to three quarters.

Income Tax Expense

Income tax expense during the three- and six-months ended September 30, 2014 increased $72,873 and $487,504 or 7% and 26% compared to the comparable periods ended September 30, 2013. These increases were a result of the increase in net income before income taxes particularly from our US operations, which are subject to a higher income tax rate.  We anticipate future quarters’ income tax obligations will typically follow a similar trend.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in United States dollars (“USD”).  Our functional currencies are the USD and the Canadian dollar (“CAD”).  Transactions initiated in other currencies are translated to USD using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations.  Equity transactions were translated using historical rates. Therefore, the translation adjustment in our consolidated financial statements represents the translation differences from translation of our financial statements.  As a result, the translation adjustment is commonly, but not always, positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements.
Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

We recognized a foreign currency translation loss during the three- and six-months ended September 30, 2014 of $455,114 and $158,678.  By comparison, during the three- and six-months ended September 30, 2013 we recognized a foreign currency translation loss of $90,191 and $200,224. The changes in translation loss were the result of volatility in foreign exchange rates.

Total Comprehensive Income

For the foregoing reasons, we realized total comprehensive income during the three- and six-months ended September 30, 2014 of $1,623,087 and $4,140,229 compared to total comprehensive income of $1,959,358 and $3,463,309 compared to the comparable periods ended September 30, 2013.

Liquidity and Capital Resources

Total current assets during the six-months ended September 30, 2014 were $42,295,925 and total assets were $50,154,422 including cash and cash equivalents of $18,671,824.  At September 30, 2014 total liabilities were $7,146,445, all of which were current liabilities.

During the six months ended September 30, 2014 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2014	Six months ended September 30, 2013
Net cash provided by operating activities	$1,360,004	$245,863
Net cash used in investing activities	(3,720,259)	(355,455)
Net Cash provided by financing activities	16,605,654	48,000
Effect of Exchange rate on cash	(30,249)	(144,925)
Net increase in cash	$14,215,150	$(206,517)

Net cash provided by our operating activities was $1,360,004.  As discussed above, during the six months ended September 30, 2014 we realized an increase in net income, which also resulted in an increase in cash.  This increase was partially offset by decreases in cash resulting from a 31% increase in inventory and a 72% increase in accounts receivable when compared to the six months ended September 30, 2013, although we also saw an increase in accounts payable as well.

Inventory grew during the six months ended September 30, 2014 to accommodate growing sales, but may ebb and flow from quarter to quarter, based on our supply chain capabilities and lead times, as well as our forecasts for future demand.  Accounts receivable were higher due to our increased sales in the most recent quarter.

During the six months ended September 30, 2014 net cash used in investing activities was $3,364,804 higher compared to the six months ended September 30, 2013.  This increase in cash used in investing activities is largely attributable to the addition and renovation of recently acquired space at our facilities in Lindon, Utah, as well as the purchase of trucks for our sales and service teams during the six months ended September 30, 2014.

During the six months ended September 30, 2014 net cash provided from financing activities was $16,557,654 higher compared to the six months ended September 30, 2013.  The increase in cash provided from financing activities is attributable to the growth capital raise completed on July 2, 2014.

As a result of the increase in cash provided from operations, the increase in net cash used in investing activities and the increase in cash provided from financing activities we realized a $14,215,150 net increase in cash during the six months ended September 30, 2014 compared to a $(206,517) net decrease during the six months ended September 30, 2013.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Commitments
Consulting Agreement – Al Johnson	$3,800,000	$400,000	$800,000	$800,000	$1,800,000
Total	$3,800,000	$400,000	$800,000	$800,000	$1,800,000

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this quarterly report on Form 10-Q management is not aware of any material pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject.

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

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on June 26, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-196462).  The registration statement related to 6,000,000 shares of our common stock; 4,500,000 shares were sold by the Company and 1,500,000 shares were sold by certain selling stockholders.  On July 2, 2014, we sold 4,500,000 shares of our common stock at the price of $4.00 per share, for an aggregate sale price of $18,000,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	November 12, 2014	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 12, 2014	By:	/s/Andrew Limpert
Andrew Limpert
Chief Financial Officer