Form 10-Q
period 2014-12-31
PROFIRE ENERGY INC
filed 2015-02-12
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014

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

As of February 11, 2014 the registrant had 53,059,136 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2014 (Unaudited) and March 31, 2014	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Unaudited) for the three and nine month periods ended December 31, 2014 and 2013	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2014 and 2013	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure about Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2014	2014
ASSETS	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$15,385,607	$4,456,674
Accounts receivable, net	11,761,357	8,873,471
Inventories	11,023,339	6,579,858
Deferred tax asset	666,994	420,978
Prepaid expenses	378,133	32,263

Total Current Assets	39,215,430	20,363,244

PROPERTY AND EQUIPMENT, net	9,486,194	4,385,881

OTHER ASSETS
Goodwill	997,701	-
Intangible assets, net of accumulated amortization	664,892	-

Total Other Assets	1,662,593	-

TOTAL ASSETS	$50,364,217	$24,749,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,806,165	$1,461,138
Accrued liabilities	647,076	193,727
Deferred income tax liability	239,829	107,857
Income taxes payable	959,648	1,605,133

Total Current Liabilities	4,652,718	3,367,855

TOTAL LIABILITIES	4,652,718	3,367,855

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,053,136 and 47,836,543 shares issued and outstanding, respectively	53,053	47,836
Additional paid-in capital	25,145,712	6,496,980
Accumulated other comprehensive income	(770,828)	(231,051)
Retained earnings	21,283,562	15,067,505

Total Stockholders' Equity	45,711,499	21,381,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,364,217	$24,749,125

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
REVENUES
Sales of goods, net	$11,695,016	$8,999,070	$38,640,246	$24,778,093
Sales of services, net	821,683	531,767	2,742,219	1,276,780
Total Revenues	12,516,699	9,530,837	41,382,465	26,054,873

COST OF SALES
Cost of goods sold-product	5,299,912	3,894,002	16,837,531	10,169,122
Cost of goods sold-services	674,192	418,594	2,015,796	919,041
Total Cost of Goods Sold	5,974,104	4,312,596	18,853,327	11,088,163

GROSS PROFIT	6,542,595	5,218,241	22,529,138	14,966,710

OPERATING EXPENSES
General and administrative expenses	2,446,896	1,977,911	7,722,366	4,076,226
Research and development	521,814	139,691	1,331,834	390,710
Payroll expenses	1,591,397	946,878	4,624,826	2,712,947
Depreciation and amortization expense	176,371	78,685	424,014	205,610

Total Operating Expenses	4,736,478	3,143,165	14,103,040	7,385,493

INCOME FROM OPERATIONS	1,806,117	2,075,076	8,426,098	7,581,217

OTHER INCOME (EXPENSE)
Interest expense	(14,222)	-	(14,222)	(10,567)
Gain on disposal of fixed assets	9,052	-	9,052	1,617
Other income (expense)	(910)	311	1,954	2,501
Interest income	6,687	1,544	14,467	9,910

Total Other Income (Expense)	607	1,855	11,251	3,461

NET INCOME BEFORE INCOME TAXES	1,806,724	2,076,931	8,437,349	7,584,678

INCOME TAX EXPENSE	(110,426)	870,625	2,221,292	2,714,839

NET INCOME	$1,917,150	$1,206,306	$6,216,057	$4,869,839

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(381,099)	$(178,593)	$(539,777)	$(378,817)

TOTAL COMPREHENSIVE INCOME	$1,536,051	$1,027,713	$5,676,280	$4,491,022

BASIC EARNINGS PER SHARE	$0.04	$0.03	$0.12	$0.11

FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.03	$0.12	$0.11

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,884,358	46,560,913	51,112,924	45,705,105

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,843,154	46,973,885	51,389,624	46,118,077

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES
Net Income	$6,216,057	$4,869,839

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	784,193	246,542
Gain on disposal of fixed assets	(9,052)	(1,617)
Common stock issued for services	-	28,350
Bad debt expense	(14,832)	849,531
Stock options issued for services	1,031,301	-
Changes in operating assets and liabilities:
Changes in accounts receivable	(3,035,929)	(2,749,328)
Changes in inventories	(4,533,903)	(3,572,120)
Changes in prepaid expenses	(345,977)	(44,970)
Changes in deferred tax asset/liability	(246,016)	-
Changes in accounts payable and accrued liabilities	1,831,277	519,060
Changes in income taxes payable	(478,480)	1,190,648

Net Cash Provided by Operating Activities	1,198,639	1,335,935

INVESTING ACTIVITIES
Proceeds from disposal of equipment	9,052	33,910
Cash paid for asset acquisition	(750,000)
Purchase of fixed assets	(5,941,953)	(654,057)

Net Cash Used in Investing Activities	(6,682,901)	(620,147)

FINANCING ACTIVITIES
Stock issued for cash, net of stock offering costs	16,424,688	4,332,975
Stock issued in exercise of stock options	197,961	118,512

Net Cash Used in Financing Activities	16,622,649	4,451,487

Effect of exchange rate changes on cash	(209,454)	(161,257)

NET INCREASE (DECREASE) IN CASH	10,928,933	5,006,018
CASH AT BEGINNING OF PERIOD	4,456,674	808,772

CASH AT END OF PERIOD	$15,385,607	$5,814,790

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$14,222	$10,567
Income taxes	$2,890,769	$1,655,672
NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition	$1,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2014 and March 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2014 audited financial statements.  The results of operations for the periods ended December 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of December 31, 2014 and March 31, 2014, bank balances included $15,385,607 and $4,456,674, respectively, held by the Company’s banks.  As of March 31, 2014, $3,242,159 was guaranteed by the Province of Alberta, Canada and $250,000 was guaranteed by the FDIC.  As of December 31, 2014, $3,621,059 USD, was guaranteed by the Province of Alberta, Canada and $250,000 USD was guaranteed by the FDIC.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $105,307 and $122,390 as of December 31, 2014 and March 31, 2014, respectively.

Inventory
In accordance with ASC 330, the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  As of December 31, 2014 and March 31, 2014 inventory consisted of the following:

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2014 and March 31, 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2014	March 31, 2014

Raw materials	$-	$-
Finished goods	11,211,619	6,665,489
Work in process	-	-
Subtotal	11,211,619	6,665,489
Reserve for Obsolescence	(188,280)	(85,631)
Total	$11,023,339	$6,579,858

Revenue Recognition
The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Income Taxes
The Company is subject to US and Canadian income taxes, respectively, on its US and Canadian income with a credit provided for foreign taxes paid.   The combined effective rates of income tax expense (benefit) in the US and Canada are, respectively, 35% and 28% for the nine months ended December 31, 2014 and 2013, respectively.

Basic and Diluted Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 696,219 and 629,500 stock options included in the fully diluted earnings per share as of December 31, 2014 and 2013, respectively.  The Company uses the treasury stock method to calculate the dilutive effects of stock options and warrants.

Earnings per share footnote
	For the Nine Months Ended December 31,
	2014	2013

Net income applicable to common shareholders	$6,216,057	$4,869,839
Weighted average shares outstanding	51,112,924	45,705,105
Weighted average fully diluted shares outstanding	51,389,624	46,118,077
Basic earnings per share	$0.12	$0.11
Fully diluted earnings per share	$0.12	$0.11

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2014 and March 31, 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency and Comprehensive Income
The Company’s functional currencies are the United States dollar (USD) and the Canadian dollar (CAD), and its reporting currency is USD.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC830-20, “Foreign Currency Matters – Foreign Currency Transactions”. The period-end exchange rates of CAD to USD of 0.86274 and 0.905186 were used to convert the Company’s December 31, 2014 and March 31, 2014 balance sheets, respectively, and the statements of operations used weighted average rates of CAD to USD 0.905229 and 0.64101 for the nine months ended December 31, 2014 and 2013, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Office furniture and equipment	$742,025	$348,138
Service and shop equipment	592,349	294,034
Vehicles	3,070,191	596,514
Land and buildings	6,831,870	1,812,133
Total property and equipment	11,236,435	3,050,819
Accumulated depreciation	(1,750,241)	(507,268)
Net property and equipment	$9,486,194	$2,543,551

NOTE 4 – ASSET PURCHASES

VIM Injection Management Inc.

On November 14, 2014, the Company, entered into an agreement to purchase the assets of VIM Injection Management Inc.  Pursuant to the asset purchase agreement, the purchase price of the assets consisted of a one-time payment of $750,000 in cash and 265,958 shares of the Company’s common stock, which was valued at $1,000,000 ($3.76 per share). The value of the stock was based on the trading price on the date of issuance.  The accounting for the asset acquisition is based on provisional amounts subject to change based on a third party valuation.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2014 and March 31, 2014

NOTE 4 – ASSET PURCHASES (Continued)

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$750,000
Common stock issued	1,000,000
Total purchase price	$1,750,000

Consideration received:
Inventory	$54,577
Intangible assets	697,722
$752,299
Goodwill was recognized as a result of the acquisition as follows:
Total consideration paid	$1,750,000
Total consideration received	(752,299)
$997,701

NOTE 5 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names.  The costs of the distribution agreements are amortized over the remaining life of the agreements.  The costs of the patents are to be amortized over 20 years once the patent has been approved.  Indefinite-lived intangible assets consist of goodwill.  In accordance with ASC 350, Goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value.  The Company’s annual goodwill impairment testing date is March 31 of each year.

Intangible assets consisted of the following as of December 31, 2014 and 2013:

Definite-lived intangible assets

	December 31, 2014	December 31, 2013

Distribution agreements	$45,540	$-
Less: Accumulated amortization	(15,180)	-
Distribution agreements, net	30,360	-
Patents, trademarks, copyrights, and domain names	634,532	-
Total definite-lived intangible assets, net	$664,892	$-

Indefinite-lived intangible assets

	December 31, 2014	December 31, 2013

Goodwill	$997,701	$-

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2014 and March 31, 2014

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company had the following $0.001 par value authorized stock:

Preferred Stock:  10,000,000 shares.

Common Stock:  100,000,000 shares.

As of December 31, 2014 and March 31, 2014, the Company had 53,053,136 and 47,836,543 shares of common stock issued and outstanding, respectively.

On July 2, 2014, the Company completed an equity offering of 4,500,000 shares of common stock and received proceeds of $16,470,943, which is net of $1,575,312 in underwriting discounts, commission and direct costs incurred and paid by the Company in connection with this equity offering.

On November 14, 2014, as part of the asset purchase agreement (Note 4), the Company issued 265,958 shares of common stock valued at $1,000,000.

During the nine months ended December 31, 2014 the Company issued 450,635 shares of common stock for stock options exercised and received total cash proceeds of $197,961 (see note 8).

NOTE 7 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Nine Months Ended December 31,
Sales	2014	2013

Canada	$13,260,794	$11,492,468
United States	28,121,671	14,562,405
Total	$41,382,465	$26,054,873

	December 31,	March 31,
Long-lived assets	2014	2014

Canada	$1,390,988	$1,392,577
United States	8,095,206	2,993,304
Total	$9,486,194	$4,385,881

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2014 and March 31, 2014

NOTE 8 – STOCK BASED COMPENSATION

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

The Company recognized $1,031,300 and $180,944 in expense for the fair value of previously granted stock based compensation that vested during the nine months ended December 31, 2014 and 2013, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2014 and March 31, 2014 and the changes during each period are presented below:

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2013	1,808,000	$0.96
Granted	1,583,000	1.85
Exercised	(307,150)	0.39
Forfeited	(9,000)	1.64
Expired	-	-
Outstanding, March 31, 2014	3,074,850	$1.47
Exercisable, March 31, 2014	990,850	$1.39

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2014	3,074,850	$1.47
Granted	133,900	4.03
Exercised	(450,635)	0.44
Forfeited	(41,500)	2.12
Expired	-	-
Outstanding, December 31, 2014	2,716,615	$1.68
Exercisable, December 31,2014	906,315	$2.12

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2014 and March 31, 2014

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes information about the Company’s outstanding stock options as of March 31, 2014:

Range	Outstanding Shares	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price

$0.30	460,000	2.88	220,000	$0.30
$0.40	250,000	0.46	250,000	0.40
$1.37	1,280,500	5.07	50,000	1.37
$1.75	784,350	3.96	320,850	1.75
$3.85	200,000	5.61	100,000	3.85
$3.95	100,000	5.86	50,000	3.95
	3,074,850	4.14	990,850	$1.39

The following table summarizes information about the Company’s outstanding stock options as of December 31, 2014:

Range	Outstanding Shares	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price

$0.30	290,000	2.13	50,000	$0.30
$1.37	1,243,000	4.39	314,600	1.37
$1.75	759,715	3.18	291,715	1.75
$3.85	200,000	4.85	200,000	3.85
$3.95	100,000	5.11	50,000	3.95
$4.03	123,900	5.34	-	4.03
	2,716,615	4.02	906,315	$2.12

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
December 31, 2014 and March 31, 2014

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes information about non-vested options as of the nine months ended December 31, 2014:

Non-vested options	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	2,084,000	$1.51
Stock options issued during the nine months	133,900	4.03
Stock options canceled	(21,500)	-
Vested during the nine months endeed December 31, 2014	(386,100)	2.01
Non-vested at December 31, 2014	1,810,300	$1.58

The following table summarizes information about non-vested restricted stock as of the nine months ended December 31, 2014:

Non-vested restricted stock	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	-	$-
Stock options issued during the nine months	179,999	4.03
Stock options canceled	-	-
Vested during the nine months ended December 31, 2014	-	-
Non-vested at December 31, 2014	179,999	$4.03

Non-vested restricted stock units	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	-	$-
Stock options issued during the nine months	91,812	4.21
Stock options canceled	-	-
Vested during the nine months ended December 31, 2014	(39,904)	4.21
Non-vested at December 31, 2014	51,908	$4.21

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the nine month periods ended December 31, 2014 and 2013. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2014.

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

Recent Developments

On November 14, 2014, we entered into an agreement to purchase the assets of VIM Injection Management (“VIM”) for $1,750,000 of cash and stock. VIM’s technology enables companies to monitor and manage chemical-injection rates in the production and transportation of oil and natural gas. As part of the purchase, employment agreements with two key managers—including VIM’s president—were established. Key assets acquired include a pending process-patent for VIM’s chemical- management system, an existing distribution agreement, and inventory. The acquisition of VIM gives us immediate access to additional growing markets, bolstering our product-offering and revenue streams for the oil and gas industry.

In recent months we have seen significant erosion in the price of oil and a subsequent decline in the propensity of oilfield companies to invest in new drilling activities, with many companies reducing budgets from previously anticipated levels. We believe this general decline in industry spending began to affect the Company in this reporting period, and expect it to have an effect for the foreseeable future.

Overview of Products & Services

Summary

We design, assemble, install, service, and sell oilfield-management technologies. Our flagship products are burner-management systems that monitor and manage burners found throughout the industry. Our products provide major benefits to our customers including improved efficiency, increased safety, and enhanced compliance with evolving industry regulation. We also sell related products such as flare ignition systems, fuel train components, secondary airplates, valve actuators, solar packages, and chemical-management systems. Our products and services aid oil and natural gas producers in the safe and efficient production and transportation of oil and natural gas.
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

Our burner-management systems help ignite, monitor, and manage this burner flame, reducing the need for employee interaction with the burner, such as for re-ignition or temperature monitoring.  As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations such as Regulation 7 in Colorado and B 149.3-10 in Alberta.  We believe there is a growing trend in the oil and gas industry toward enhanced control and process automation, and burner-management automation fits squarely within this trend.

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

Recent Product Extension: Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we’ve sold historically, we’ve recently extended our product line through the VIM asset acquisition to include chemical management systems.

In the oil and gas industry, chemical (e.g., methanol) injection is used for a wide variety of purposes, including down-hole inhibition of wax, hydrates, and corrosion agents, so that product can flow more efficiently to the wellhead. Once at the wellhead, chemical injection can also be used to further process the oil or gas before it is sent into a pipeline, and with other applications.

Currently, mechanical pumps are widely used to meter the chemicals injected, but are often inaccurate in injecting the proper amount of chemical, as they may not account for all of the variables that affect how much chemical should be injected (e.g., gas rates, hydrogen sulfide ppm, pressure, etc.).

Inaccurate injection levels are problematic, because the chemicals used are expensive, and thus over-injection incurs unnecessary costs on a producer. However, under-injection can often mean a creation of poor product (i.e., with wax, hydrate, or corrosion agents) and problems with pipeline audits.

Our chemical-management systems monitor and manage this chemical-injection process to ensure that optimal levels of chemical are being injected. This improves the efficiency of the pump and production of the well, improves safety for workers that would otherwise be exposed to these chemicals, and improves compliance with the requirements of pipeline operators. Like our burner-management systems, our chemical-management systems can be monitored and managed remotely via SCADA or other remote-communication systems.

Results of Operations

Comparison of the three- and nine-months ended December 31, 2014 and 2013

Total Revenues

Total revenues during the three- and nine-months ended December 31, 2014 increased $2,985,862 and $15,327,592, or 31% and 59%, respectively, compared to the comparable periods ended December 31, 2013.  These increases were principally attributable to increased sales of goods, net, as well as increased sales of services, net.  We plan to continue making selective strategic investments for future revenue growth as we find opportunities with meaningful returns even in the midst of the challenging industry environment.

Sales of Goods, Net

Sales of goods, net during the three- and nine-months ended December 31, 2014 increased $2,695,946 and $13,862,153 or 30% and 56%, respectively, compared to the comparable periods ended December 31, 2013. These increases were principally attributable to a larger sales force, strengthened relationships, and increased efficacy in territories that have seen significant investment including Texas, Colorado, and Pennsylvania. We anticipate that future resources will be deployed in areas that could produce strong return on investment, such as those with strong energy-extraction economics (e.g. low break-even price of production), high regulatory requirements (required auto-igniters), and safety-growth drivers.

Sales of Services, Net

Sales of services, net during the three- and nine-months ended December 31, 2014 increased $289,916 and $1,465,439 or 55% and 115%, respectively, compared to the comparable periods ended December 31, 2013. We continue to experience increasing service revenues as a result of leveraging new service personnel particularly in our Pennsylvania, Colorado, and Texas offices.  Although the primary purpose of our service team is to support product sales, our service team also provides valuable feedback for our sales and research and development teams as well as a number of auxiliary services for our customers. Our initiative to provide preventative maintenance services continues to be developed.

Total Cost of Goods Sold

Total cost of goods sold during the three- and nine-months ended December 31, 2014 increased $1,661,508 and $7,765,164  or 39% and 70%, respectively, compared to the comparable periods ended December 31, 2013.

As a percentage of total revenues, total cost of goods sold increased to 48% and 46% during the three- and nine-months ended December 31, 2014, compared to 45% and 43% for the comparable periods ended December 31, 2013.  These increases are attributable to an increase in cost of goods sold-products, as well as an increase in service revenue mix as a percentage of total sales, which carries a lower margin.

Cost of Goods Sold-Products

Cost of goods sold-products during the three- and nine-months ended December 31, 2014 increased $1,405,910 and $6,668,409 or 36% and 66%, respectively, compared to the comparable periods ended December 31, 2013, primarily as a result of increased sales.

 As a percentage of revenues from product sales, cost of goods sold-products increased to 45% and 43% during the three- and nine-months ended December 2014, compared to 44% and 41% for the comparable periods ended December 31, 2013. These increases are largely attributable to the allocation of overhead of some product-related fixed assets associated with storage and inventory management.

We anticipate that total cost of goods sold in future periods will return to approximately historical levels as we realize higher levels of revenue to absorb higher overhead associated with our larger Utah warehouse. However, this phenomenon worked against us in the current quarter as revenue levels fell on a quarter-to-quarter basis. Additionally, continued development of proprietary product replacements for low-margin resold products could slightly expand gross margin on product sales, over time. We anticipate maintaining our historical margin in the long-run, though quarterly results will vary. We expect this migration to historical margin levels will take several quarters.

Cost of Goods Sold-Services

Cost of goods sold-services during the three- and nine-months ended December 31, 2014 increased $255,598 and $1,096,755 or 61% and 119%, respectively, compared to the comparable periods ended December 31, 2013, as a result of increased sales of service.

As a percentage of service revenues, cost of goods sold-service increased to 82% and 74% during the three- and nine-months ended December 31, 2013, compared to 79% and 72% for the comparable periods ended December 31, 2013. The increase in cost of goods sold-service was impacted this quarter by the installation of a number of systems where we offered a discount on services to a major producer to remove numerous competitors’ systems and install a Profire BMS. Such discounts are rare and we do not anticipate offering discounted services to customers in most future cases.

Gross Profit

Because the percentage increase in total revenue was surpassed by the increase in cost of goods sold, gross profit during the three- and nine-months ended December 31, 2014 decreased from 55% to 52% and from 57% to 54% of total revenues compared to the comparable periods ended December 31, 2013.

Total Operating Expenses

Our total operating expenses during the three- and nine-months ended December 31, 2014 increased $1,593,313 and $6,717,547 or 51% and 91% compared to the comparable periods ended December 31, 2013.

As a percentage of total revenues, total operating expenses during the three- and nine-months ended December 31, 2014 increased from 33% to 38% and 28% to 34% compared to the comparable periods ended December 31, 2013. These increases are largely attributable to growth in general and administrative expenses, research and development expenses, and payroll expenses.

General and Administrative Expenses

General and administrative expenses during the three- and nine-months ended December 31, 2014 increased by $468,985 and $3,646,140 or 24% and 89% compared to the comparable periods ended December 31, 2013. These cost levels are in line with our expectations, particularly considering our historical growth trends and recent strategic investments.

As a percentage of total operating expenses, general and administrative expenses during the three- and nine-months ended December 31, 2014 decreased from 63% to 52% and remained relatively constant at 55% compared to the comparable periods ended December 31, 2013. The increases in overall costs were due to commissions, increases in professional fees, and expenses related to the issuance and vesting of stock options. These expenses are consistent with our long-term plans to substantially grow and incent personnel in sales, service, marketing, and research and development, and are primarily expected to help us preserve and leverage key personnel and departments in future quarters. Given the current condition of the industry, we are closely evaluating expenses and determining what expense-reduction actions, if any, need to be taken.

Research and Development

Research and development expenses during the three- and nine-months ended December 31, 2014 increased $382,123 and $941,124 or 274% and 241% compared to the comparable periods ended December 31, 2013.

As a percentage of total operating expenses, Research and development expenses during the three- and nine-months ended December 31, 2014 increased from 4% to 11% and from 5% to 9% compared to the comparable periods ended December 31, 2013.  This increase was due to the acceleration of multiple projects, as well as the expansion of the department’s personnel (and the commensurate increased allocation to research and development of the payroll expense of the same). We will work to leverage our existing personnel to complete current and future projects to further provide solutions in the oilfield.

Payroll Expenses

Payroll expenses during the three- and nine-months ended December 31, 2014 increased $644,519 and $1,911,879 or 68% and 70%, compared to the comparable periods ended December 31, 2013. These increases were expected and primarily the result of increased hiring of sales-, marketing-, and research and development-personnel, particularly in our Canadian, Utah, Texas, and Pennsylvania offices during the past fiscal year per our growth and expansion plan.

As a percentage of total Operating Expenses, payroll during the three- and nine-months ended December 31, 2014 increased and decreased, respectively, from 30% to 34% and from 37% to 33% compared to the comparable periods ended December 31, 2013. We have made significant investments in acquiring talented personnel and anticipate these investments will generate meaningful returns in the coming quarters and years.

Depreciation Expense

Depreciation expense during the three- and nine-months ended December 31, 2014 increased $97,686 and $218,404 or 124% and 106%, compared to the comparable periods ended December 31, 2013. These increases in depreciation expense are primarily due to the purchase of multiple fixed assets including additional warehouse space and additional sales and service vehicles in the last fiscal year, which result in a higher ongoing depreciation expense. As a percentage of total operating expenses, depreciation increased slightly from 3% to 4%.

Total Other Income (Expense)

Total other income during the three- and nine-months ended December 31, 2014 decreased $(1,248) and increased $7,790 compared to the comparable periods ended December 31, 2013. During the three- and nine-months ended December 31, 2014, we realized interest expense of  $(14,222) and $(14,222), interest income of $6,687 and $14,467, other income of $(910) and $1,954, and gain on disposal of fixed assets of  $9,052 and $9,052, respectively. By comparison, during the three- and nine-months ended December 31, 2013, we realized interest expense of $0 and $(10,567), interest income of $1,544 and $9,910, other income of $311 and $2,501, and gain on disposal of fixed assets of $0 and $1,617, respectively.

Net Income Before Income Taxes

The increases we realized in total revenues, total cost of goods sold and total operating expenses combined to increase net income before income taxes during the three- and nine-months ended December 31, 2014 to $1,806,724 and $8,437,349 compared to net income before income taxes of $2,076,931 and $7,584,678 during to the comparable periods ended December 31, 2013.

As a percentage of total revenues, net income before income taxes during the three- and nine-months ended December 31, 2014 represented 14% and 20% of total revenues, compared to 22% and 29% during the prior-year comparable periods. This decrease in net income before income taxes is in line with expectations during our growth phase and was attributable to a slightly lower gross margin and increased operating expenses. While we anticipated that net margin would be somewhat lower than historical levels in the near term, we did not expect the severe industry conditions that the Company is presently facing. The decline in oil prices–and purchasing–has negatively impacted our revenue and thus decreased our operating leverage and income before taxes. The current industry conditions have elongated the time frame in which we anticipate to see returns from prior investments; however, as we invest strategically, we still expect to realize returns in the coming quarters and years.

Income Tax Expense

Income tax expense during the three- and nine-months ended December 31, 2014 decreased $(981,051) and $(493,547) or -113% and -18% compared to the comparable periods ended December 31, 2013. Earlier in the year, the Company had a change in management in the accounting department and it was decided to extend our fiscal year 2014 tax filing deadline to mid-December. During that period, management determined to be particularly conservative when estimating how much tax the Company would owe, until the tax filing was completed. This quarter, Profire completed its fiscal year 2014 tax return. After completing the tax return, the Company trued-up the deferred tax asset and liability accounts, resulting in a reduction in income tax expense.

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

We recognized a foreign currency translation loss during the three- and nine-months ended December 31, 2014 of $(381,099) and  $(539,777).  By comparison, during the three- and nine-months ended December 31, 2013 we recognized a foreign currency translation loss of $(178,593) and $(378,817). The changes in translation loss were the result of volatility in foreign exchange rates, specifically between the USD and CAD.

Total Comprehensive Income

For the foregoing reasons, we realized total comprehensive income during the three- and nine-months ended December 31, 2014 of $1,536,051 and $5,676,280 compared to total comprehensive income of $1,027,713 and $4,491,022 compared to the comparable periods ended December 31, 2013.

Liquidity and Capital Resources

Total current assets at December 31, 2014 were $39,215,430 and total assets were $50,364,217 including cash and cash equivalents of $15,385,607.  At December 31, 2014 total liabilities were $4,652,718, all of which were current liabilities.

During the nine months ended December 31, 2014 cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow:

	Nine months ended December 31, 2014	Nine months ended December 31, 2013
Net cash provided by operating activities	$1,198,639	$1,335,935
Net cash used in investing activities	(6,682,901)	(620,147)
Net Cash provided by financing activities	16,622,649	4,451,487
Effect of Exchange rate on cash	(209,454)	(161,257)
Net increase in cash	$10,928,933	$5,006,018

Net cash provided by our operating activities was $1,198,639.  As discussed above, during the nine months ended December 31, 2014 we realized an increase in net income, which also resulted in an increase in cash. This increase was partially offset by decreases in cash resulting from a 68% increase in inventory and a 33% increase in accounts receivable when compared to December 31, 2013, although we also saw an increase in accounts payable as well.

Inventory grew during the nine months ended December 31, 2014 to accommodate growing sales, but may ebb and flow from quarter to quarter, based on various factors including lead times, and forecasts for future demand. In the previous two quarters, we had seen significant revenue growth and made inventory purchases in line with our growth trends. Those inventory purchases–combined with the decrease in oilfield purchasing–led to the growth in inventory during the quarter. We would expect inventory levels to come down over time. Accounts receivable were higher due to our increased sales in the most recent quarter, compared to the comparable period ended December 31, 2013.

During the nine months ended December 31, 2014 net cash used in investing activities was $6,062,754 higher compared to the nine months ended December 31, 2013.  This increase in cash used in investing activities is largely attributable to the addition and renovation of recently acquired space at our facilities in Lindon, Utah, and Greeley, Colorado, the acquisition completed during the quarter, as well as the purchase of trucks for our sales and service teams during the nine months ended December 31, 2014.

During the nine months ended December 31, 2014 net cash provided from financing activities was $12,171,162 higher compared to the nine months ended December 31, 2013.  The increase in cash provided from financing activities is attributable to the growth capital raise completed on July 2, 2014.

As a result of the increase in cash provided from operations, the increase in net cash used in investing activities and the increase in cash provided from financing activities we realized a $10,928,933 net increase in cash during the nine months ended December 31, 2014 compared to a $5,006,018 net increase during the nine months ended December 31, 2013.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Commitments
Consulting Agreement – Al Johnson	$3,700,000	$400,000	$800,000	$800,000	$1,700,000
Total	$3,700,000	$400,000	$800,000	$800,000	$1,700,000

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
Management’s Remediation Initiatives

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PROFIRE ENERGY, INC.

Date:	February 11, 2015	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	February 11, 2015	By:	/s/ Andrew Limpert
Andrew Limpert
Chief Financial Officer