Form 10-K
period 2015-03-31
PROFIRE ENERGY INC
filed 2015-06-15
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015

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

Large accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold, as of the last business day of the our most recently completed second fiscal quarter was approximately $87,785,560.

As of May 26, 2015, the registrant had 53,199,136 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement—which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended March 31, 2015—are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

The registrant was previously a “smaller reporting company” under applicable Securities and Exchange Commission rules and regulations and determined pursuant to such rules and regulations that it no longer qualified as a smaller reporting company as of its September 30, 2014 determination date, at which time the registrant met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. The registrant will be transitioning to the disclosure requirements applicable to accelerated filers beginning with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2015.

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

PART I

Item 1.    Business

Overview

Profire Energy is an oilfield technology company, providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the creation of burner-management systems, used on a variety of oilfield natural-draft firetube vessels, and primarily sell our products and services throughout North America. Our experienced team of industry service professionals also provides supporting services for our products.

We were originally incorporated in the State of Nevada on May 5, 2003. Since October 2008, we have been primarily engaged in the business of developing combustion management technologies for the oil and gas industry.

2014 Fiscal Year Highlights

Consistent with our historical objectives, this fiscal year we expanded our sales and service teams from 18 and 12 individuals, respectively, as of March 31, 2014, to 21 and 21 individuals, respectively, as of March 31, 2015. Additionally, we opened a new service center in Texas, opened a new sales and service center in Colorado, upgraded our Pennsylvania satellite office to a full service center, and significantly expanded our Utah warehouse—replete with a newly implemented software-driven management system to enhance our operational capabilities. Finally, we added a new valve product and a new flare-stack ignition product to our product portfolio to better serve the needs of our customers.

Principal Products and Services

We design, assemble, install, service, and sell oilfield-management technologies. Our flagship products are burner-management systems that monitor and manage burners found throughout the industry. Our products provide numerous benefits to our customers including improved efficiency, increased safety, and enhanced compliance with evolving industry regulation. We also sell related products such as flare ignition systems, fuel train components, secondary airplates, valve actuators, solar packages, and chemical-management systems. Our products and services aid oil and gas producers in the safe and efficient production and transportation of oil and natural gas.  An overview of our burner-management systems is provided below.

In the oil and natural gas industry, there are numerous demands for heat generation and control.  Oilfield vessels of all kinds, including line-heaters, dehydrators, separators, treaters, amine reboilers and free-water knockout systems, require sources of heat to satisfy their various functions, which is provided by a burner flame inside the vessel.  This burner flame is integral to the proper function of the oilfield vessel because these vessels use the flame’s heat to facilitate the proper function of the vessel, such as separating, storing, transporting and purifying oil and gas (or even water).  For example, the viscosity of oil and moisture content (and temperature) of gas are critical to a number of oilfield processes, and are directly affected by the heat provided by the burner flame inside the vessel. Our burner-management systems help ignite, monitor, and manage this burner flame, reducing the need for employee interaction with the burner, such as for the purposes of re-ignition or temperature monitoring.

As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations such as recently adopted Regulation 7 in Colorado and B149.3-10 in Alberta.  We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, partly for potential regulatory-satisfaction purposes. We believe that enhanced burner-management products and services fit squarely within this trend. In addition to selling products, we train and dispatch combustion technicians to address this industry need in Canada and throughout the United States.

Before we began designing and selling burner-management products, our primary focus was on providing installation and maintenance services for the products and systems of other manufacturers.  After providing installation and maintenance services for several years, we decided to pursue the development of burner-management technologies, and we began work on a proprietary burner-management system to ignite, monitor, and manage the burner flames used in oilfield vessels.  Our principal objectives in developing our proprietary burner-management system were to:

•	provide a safe, efficient and code-compliant method to ignite, monitor, and/or manage burner flames in the industry; and

•	ensure the system could be easily controlled by oilfield operators.

With these objectives in mind, we initially developed our first burner-management system in 2005.  Since 2005, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with Canadian Standards Association (CSA) and Underwriters Laboratories (UL) ratings.

Our burner-management systems have become widely used in Western Canada, and well-received in the United States market, with sales to such companies as Anadarko, Chesapeake Energy, ConocoPhillips, Devon Energy, Encana, Exxon-Mobil, Petro-Canada, Shell and others.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Ukraine, India, Nigeria, the Middle East, Australia, and Brazil. While we have an interest in expanding our long-run international distribution capabilities, our current principal focus is on the North American oil and gas market.

Additional Complementary Products

In addition to our burner-management systems, we also sell complementary oilfield products to help facilitate improved oilfield safety and efficiency. Such products help manage fuel flow (e.g., valves and fuel trains), meter air flow (e.g., airplates), generate power on-site (e.g., solar packages), ignite and direct flame (e.g., flare stack igniter and nozzles), and other combustion-related functions. We have invested heavily to develop innovative complementary products, which we anticipate will help bolster continued long-term growth.  We anticipate further investment in such products as we gather valuable market information to provide additional solutions in the oilfield.

Some of these products are resold from third parties (e.g., solar packages), while some are proprietary (e.g., flare stack igniter) or patent-pending (e.g., airplates). We intend to continue to try to develop proprietary products to help enhance our margin on some of these complementary products.

Recent Product Extension: Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we have sold historically, we extended our product line by acquiring the assets of VIM Injection Management (VIM) in November 2014, which extended our brand to include chemical-management systems.

In the oil and gas industry, chemical (e.g. methanol) injection is used for a wide variety of purposes, including down-hole inhibition of wax, hydrates, and corrosion agents, so that product can flow more efficiently to the wellhead. Once at the wellhead, chemical injection can also be used to further process the oil or gas before it is sent into a pipeline, and with other applications.

Currently, a variety of pumps are used to meter the chemicals injected, but are often inaccurate in injecting the proper amount of chemical, as they may not account for all of the variables that affect how much chemical should be injected (e.g. pressure, hydrogen sulfide concentration, etc.).

Inaccurate injection levels are problematic. Because the chemicals injected are expensive, over-injection causes unnecessary expense for producers. However, under-injection can often result in the creation of poor product (i.e. with wax, hydrate, or corrosion agents) and problems with pipeline audits.

Our chemical-management systems monitor and manage this chemical-injection process to ensure that optimal levels of chemicals are injected. This improves the efficiency of the pump and production quality of the well, improves safety for workers that would otherwise be exposed to these chemicals, and improves compliance with pipeline operators. Like our burner-management systems, our chemical-management systems can be monitored and managed remotely via SCADA or other remote-communication systems.

We frequently assess market needs and look for opportunities to provide quality solutions to the oil and gas producing companies we serve.  Upon identifying a potential market need, we begin researching the market and developing products that might have feasibility for future sale.

Principal Markets and Distribution Methods

In our experience, the oil and gas industry does not typically centralize purchasing decisions of relatively inexpensive products, such as our products and services. Therefore, we place a strong emphasis on developing relationships with customers at the field-level, with the intention to eventually show regional- or corporate-management the benefits of our systems in the fields in which we have had a presence, with the hope of expediting the adoption process for that customer. It should be noted, however, that operating and capital budgets—set by head offices of our customers—can have an effect on the ability of our customers to purchase our products.

Because of this relationship-based purchasing structure, we emphasize sales directly to the producers and have had less success with distributor-derived sales. We have, however, had success in working with original equipment manufacturers (OEM) which manufacture the production and processing equipment on which our products are utilized. While these OEMs manufacture many vessels which are intended for new wells, some of their products are intended to replace old or defective vessels on existing wells. We have also had success in working with strategic partners that deliver instrumentation and electrical (I&E) services in the industry. When drilling activity is high in the industry, these OEMs and I&Es can provide us with a relatively easy-to-scale sales channel.

Much of our historical revenue has been generated in working with producers directly. OEMs and I&Es have also been a historically strong revenue contributor, and we realize continued benefits and scalability from those relationships. Finally, we continue to seek out quality distributor-relationships for the establishment of an additional, scalable long-term revenue channel. We feel this distribution channel will become more effective in revenue-generation as the industry becomes more aware of our products and services. Additionally, distributors are our preferred method of establishing sales-channels in international markets.

Due to the aforementioned relationship-based purchasing structure of our customers, we believe that hiring qualified sales personnel has helped us generate and fulfill a growing demand for our products.  With our larger sales- and service-teams, we hope to more capably leverage our presence in various regions of North America, such as the Marcellus, Permian, Bakken, Mannville, Viking, and Eagle Ford, where we have working relationships with key customers, and customer-accessibility is enhanced by having nearby Profire offices. Although sales of our products and services have not historically been solely dependent on regulation of our products, especially where enforcement of such regulation has often been unpredictable, we do feel that it has enhanced our sales environment in certain geographies.  We do consider legislative and regulatory trends when contemplating strategic decisions, such as new products, office locations, and distribution channels. We believe that increased regulation—especially when coupled with consistent enforcement—may influence potential customers to purchase our products or services.

Initially we focused our sales efforts primarily in Western Canada, with an office in Edmonton, Alberta. Given our success in that market, we determined to expand our sales efforts to other markets, including the U.S. market.  Pursuant to our development strategy, we purchased office and warehouse space in the United States in Lindon, Utah in 2010. We currently have six offices located throughout the United States and one office in Canada. We increased our U.S. sales during the 2015 fiscal year, and attribute this increase to (1) increased numbers of sales people, (2) a growing network of sales contacts in the U.S., (3) an increased ability to sell our products, given our expanded portfolio of products, and (4) an increased physical presence in key regions, largely derived from building additional offices in those regions.  Given the current condition of the oil and gas industry, in the short-run it is unlikely that we will be able to continue our historical sales-growth trajectory, though we are still optimistic about the long-term sales-growth prospects and industry-adoption of our products. Recurring revenue models and other high-scalability initiatives will become increasingly important for us as we pursue new levels of market penetration, revenue and net income.

In addition to developing a larger presence in international markets in future years, we also anticipate trying to develop products for applications outside of the oil and gas industry (as well as for new applications within the oil and gas industry). We believe by that diversifying into industries outside of the oil and gas industry, we will be better positioned to perform well when we face an industry recession like we are currently experiencing. We believe we can leverage many of our existing core competencies to enter such additional markets, though we anticipate working with market- and discipline-experts to provide advice in areas with which we are less familiar.

Competition

Based on our experience, we believe most of the other companies in our industry are either smaller service companies or product retailers who sell products but have a limited sales and service department to both promote and support their products.  In the U.S. market, there are several companies that are marketing related and somewhat similar burner-management products.  They include SureFire, Platinum, and ACL. Some larger conglomerates, such as Siemens, Honeywell, and others, manufacture burner management systems for very sophisticated refinery environments and some larger (e.g. forced-air) systems in the oilfield. But they have not, historically, emphasized sales for natural draft smaller- and mid-size oilfield applications. Relative to our competition, we believe our product-offering tends to be about average in price, but with above-average capability, reliability, and product-support.

Our competitors tend to be focused regionally, with operations that are limited to areas close to their headquarters.  While we believe price is a significant component of competition within our industry, we believe the most important competitive factors are performance, quality, reliability, durability, and installation/service expertise.  To that end, we have primarily sought to first create high-quality and innovative products, then to constrain costs without comprising those primary characteristics. We believe this approach will help us continue to remain highly competitive in the industry, especially in the long-run. To help assure our customers of our commitment to quality and safety, our burner-management systems have been certified to comply with CSA and UL ratings.

We recognize that, especially compared to our current market, adjacent and related industry-markets are highly competitive, and as our segment within this industry grows and matures we expect additional companies will seek to enter this market.  Many of these companies may be more highly capitalized, more experienced, more recognized or better situated to take advantage of market opportunities. To that end, we emphasize the concept of scalability throughout our organization, in an effort to help our systems, processes, and people be prepared for continued competitiveness as we grow. Additionally, because we were an early-mover in this market, we have the advantage of established relationships with both suppliers and customers, which helps create a barrier to new entrants.

Sources and Availability of Raw Materials

We have a limited number of contracts in place with the parties from whom we acquire the parts used to manufacture our products.  We believe, however, there are adequate alternative sources for the parts needed to manufacture our products available to us should they be needed.  In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components for our systems.  However, some of the components that we resell, such as some of our valve products, are available from a limited number of suppliers. If our access to such products became constricted, we could experience a material adverse impact on our results of operations or financial condition. We anticipate our dependency on these limited componentry suppliers could diminish in the future with increased proprietary-product development. As we anticipate increased revenues—and continued development of proprietary products—we expect to review our relationships with certain suppliers, to help ensure we are working with suppliers that best meet our needs and the needs of our customers.

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

We contract with a third-party fabricator to manufacture our burner-management and chemical-management systems, along with our other proprietary products.  We believe this has provided us with improved manufacturing efficiencies.  Additionally, the use of a third-party fabricator enables the Company to concentrate our capital on liquidity maintenance, research and development projects, and growth strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturer is able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system.  Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing, and ensure the programming for each system is ready for the anticipated environment of the customer.  Shipments to us (from our manufacturer) are usually limited to approximately 300 systems, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire process is typically completed within sixty days of the manufacturer receiving our purchase order.  Additionally, our manufacturer recently established an additional office, located in Arizona, which enhances our supply chain efficiency, and also provides a contingency in the event that our manufacturer’s main location is rendered dysfunctional or inefficient. While we have a contract in place with this manufacturer, should we lose its services, for whatever reason, we believe we inventory sufficient product to meet our customers’ needs in the event of short-term supply chain disruptions.  We also believe we have adequate alternative manufacturing sources available, and that while such a loss might result in a temporary short-term disruption, we do not anticipate it would result in a materially adverse impact in our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time.  We periodically seek alternative manufacturing options to ensure our current fabricator is competitive in price, manufacturing quality and fulfillment speed, especially as we increase our production levels for a growing customer base throughout North America.

Dependence upon Major Customers

During the fiscal years ended March 31, 2015 and 2014, the following customers accounted for more than 10% of our total revenues. The loss of this major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows:

	Year ended March 31,
Customer	2015	2014
Chesapeake Energy	11%	21%

Patents, Trademarks and Other Intellectual Property

Although we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright, we have pursued the acquisition of intellectual property for a number of our products.

We have filed or acquired several patent applications for various product innovations.  Management will continue to assess the strategic and financial value of each potential patent as we develop various intellectual properties. The provisional and/or non-provisional applications we have filed thus far are intended to protect:

•	newly acquired chemical-management system and process for supplying a chemical agent to a process field;

•	a secondary airplate that can dynamically meter air with a unique shuttering mechanism, and helps ensure enhanced combustion conditions within a firetube;

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

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certifications/ratings for our combustion- and chemical-management systems before they are released to the market.  We have received the appropriate CSA and UL certifications for our burner-management and chemical-management systems.

Effects of Existing or Probable Governmental Regulation on our Business

We believe that our products can improve regulatory compliance of our customers.  Where regulation may be concerned about emissions, safe burner ignition methods, data logging, or other regulatory dimensions that could be related to our products, we are particularly interested in such regulation. Examples of such regulations are provided below:

•
B149.3-10, which has evolved in recent years and is effective for Alberta, governs the safety precautions that must be met concerning the ignition of the pilot and the main burner in Canada.  It allows a programmable control to be used, if the controller complies with certain certification requirements promulgated by the CSA.

•
Regulation 7, which was passed during fiscal year 2014 by the Colorado Department of Public Health and Environment, requires that combustion devices installed after May 1, 2014 be equipped with an auto-igniter and all existing combustion devices to be equipped with an auto-igniter by May 1, 2016.

•
R307-503-3 (b) & (c), which was passed during fiscal year 2014 by the Utah Department of Air Quality, mandated that all new open and enclosed burners must have an auto-igniter beginning January 1, 2015. The rule requires the two largest oil- and gas-producing counties in the state to retrofit all existing enclosed burners with auto-igniters by December 1, 2015 and all other counties to comply by April 1, 2017.

•
Order 25417 which was passed by North Dakota’s Industrial Council, is a new rule effective April 1, 2015, requiring producers to condition crude oil before transportation and prove oil temperature is above 110 degrees Fahrenheit, to burn off toxic gases from the oil.  Our burner management systems can manage and monitor the heaters that producers will need in order to comply with this regulation.

While these laws are relatively new to the states and the industry, we intend to continue following their implementation and enforcement in the coming months and years.  We have assigned a number of sales/service professionals to these specific geographic areas, to ensure we have a strong presence in these states.  We are following other potential regulatory changes that could affect our business, and intend to plan for (and respond to) any resulting changes appropriately.

Though we do not solely depend on such regulation to grow our business, we consider it to be a helpful tailwind in our long-term growth. We believe that increased regulation—especially when coupled with consistent enforcement—may influence potential customers to purchase our products or services.

In light of this regulatory environment, we have historically focused on providing products and services that exceed existing regulatory and industry-safety standards; therefore, we believe demand for our products may increase as regulators continue to tighten safety and efficiency standards in the industry.  In addition to satisfying regulatory and safety requirements, we believe oil and gas companies continue to recognize the operational efficiencies that can be realized through the use of our burner management systems and related products, and we believe that such will continue, especially as oil- and gas-production increases.

Although we feel that sales of our products and services have not historically depended solely on regulation of our products—especially where enforcement has often been unpredictable—we do feel that such regulation has enhanced our sales environment in certain geographies. Significant changes in the regulatory environment could materially impact our results of operations and financial condition.  For example, we believe there could be an increase in our sales if the U.S. were to adopt regulations that subsequently increased the demand for burner management products.  We also believe that, historically, a significant portion of our Canadian sales have been aided by such regulation in Canada, resulting in a higher estimated penetration rate for our products there, and we anticipate such regulatory pressures to continue.  Consequently, if the regulatory environment were to become significantly less stringent, we could experience a significant decline in the demand for our products in Canada, which we would expect could materially and adversely impact our results of operations and financial condition.

As of the date of this report, we are not aware of any pending or anticipated major regulatory changes in the near future.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems.  During the years ended March 31, 2015 and March 31, 2014, we spent $1,832,671 and $703,266, respectively, on research and development programs. None of these research and development costs were borne by our customers pursuant to customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently extant in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.  We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on us, our business or financial condition.

Additionally, our customers are affected by laws and regulations relating to the exploration for and production of natural resources such as oil and natural gas.  These regulations are subject to change, and new regulations may curtail or eliminate customer activities in certain areas where we currently operate.  We cannot determine the extent to which new legislation may impact customer activity levels, and ultimately, the demand for our products and services.

During the fiscal year ended March 31, 2015, we did not incur material direct costs to comply with applicable environmental laws.  There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Employees

As of March 31, 2015, we had a total of 111 employees, 108 of whom were full-time employees. Of these 111 employees, 21 were sales personnel, and 21 were service personnel. In addition to these employees, we have also subcontracted a limited number of individuals to provide service- and administrative-related services.

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

Our principal customers are oil and natural gas exploration and production companies.  Our results of operations and financial condition depend on the level of capital spending by our customers.  The energy industry’s level of capital spending is tied to the prevailing commodity prices of natural gas and crude oil.  Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can economically produce, and volatility in commodity prices may make our customers reluctant to invest in oilfields where our products would be used.  Although our products can enhance the operational efficiency of producing wells, a prolonged or substantial downturn in market price could lead to reductions or delays in the capital spending of our clients and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

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

Changes in the dependence on crude oil and natural gas as major energy sources worldwide could materially and adversely impact our business and financial condition.

Our principal customers are oil and natural gas exploration and production companies. If new energy sources are further developed and adopted, our principal customers could experience a decline in demand for their products. If demand for customer products decreases, the business and financial condition of our customers could be materially and adversely impacted. Significant negative financial impact of our customers could reduce the demand for our products and services, which could have a material adverse effect on our business.

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

Changes in foreign exchange rates in countries where our business operates could have a material adverse impact on our business and financial condition.

A sizable portion of our consolidated revenue and consolidated operating expenses is in foreign currencies. As a result, we are subject to significant risks, including:

•	foreign currency exchange risks resulting from changes in foreign currency exchange rates and the execution of controls in this area;

•	limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries.

We conduct a significant portion of our business in Canada, whose currency lost substantial value compared to the United States Dollar (USD) during fiscal year 2015. Foreign exchange rate fluctuations negatively impacted our financial results in fiscal year 2015 and if there is prolonged downturn in the Canadian Dollar/USD exchange rate it could have a material adverse impact on our business and financial condition.

The attractive nature of the oilfield services industry could lead to an increase of direct competitors.

The oilfield services industry is highly competitive.  As our segment within the oil and gas exploration and production industry grows and matures we expect additional companies will seek to enter this market.  New entrants to our industry may be more highly capitalized, more experienced, better recognized or better situated to take advantage of market opportunities. Any failure by us to adequately compete against current and future competitors could have a material adverse effect on our business, financial condition and results of operations.

We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

Our future business strategies may include growth through the acquisitions of other businesses.  We may not be able to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified.  The possibility exists that even if there is success in integrating future acquisitions into existing operations, we may not derive the benefits, such as administrative or operational synergy or earnings obtained, that were expected from such acquisitions, which may result in the commitment of capital resources without the expected returns on the capital.  The competition for acquisition opportunities may increase which in turn would increase our cost of making acquisitions.

In pursuing our business strategy, from time to time we evaluate targets and enter into agreements regarding possible acquisitions. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete transactions and manage post-closing matters such as the integration of acquired businesses. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities.

The risks associated with our past or future acquisitions also include the following:

•	the business culture of the acquired business may not match well with our culture;

•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;

•	we may experience problems in retaining customers and integrating customer bases; and

•	we may experience complexities associated with managing the combined businesses and consolidating multiple physical locations.

There can be no assurance as to the extent to which the anticipated benefits of these acquisitions will be realized, if at all, or that significant time and costs beyond those anticipated will not be required with the integration of new acquisitions to the existing business.  If we are unable to accomplish the integration and management successfully, or achieve a substantial portion of the anticipated benefits of these acquisitions within the time frames anticipated by management, it could have a material adverse effect on our business and financial condition.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and attention. They may also delay the realization of the benefits we anticipate when we enter into a transaction.   Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have material adverse effect on our business and financial condition.

Our proposed business strategies described in this Annual Report on Form 10-K incorporate our management’s current analysis of potential markets, opportunities and difficulties that we face.

We cannot assure any party that our underlying assumptions accurately reflect current trends and conditions in our industry or that our current business strategy will be successful. Our business strategies may change substantially from time to time or may be abandoned as our management reassesses opportunities and reallocates resources. If we are unable to develop or implement our strategies, we may not operate profitably in future periods.

Our operations involve operating hazards, which, if not insured or indemnified against, could harm our results of operations and financial condition.

Our operations are subject to hazards inherent in our technology’s use in oilfield service operations, oilfield development and oil production activities, including fire, explosions, blowouts, spills and damage or loss from natural disasters, each of which could result in substantial damage to the oil-producing formations and oil wells, production facilities, other property, equipment and the environment or in personal injury or loss of life. These hazards could also result in the suspension of purchasing or in claims by employees, customers or third parties which could have a material adverse effect on our financial condition.

Some of these risks are either not insurable or insurance is available only at rates that we consider uneconomical. Although we will maintain liability insurance in an amount that we consider consistent with industry practice, the nature of these risks is such that liabilities could exceed policy limits. We may not always be successful in obtaining contractual indemnification from our customers, and customers who provide contractual indemnification protection may not maintain adequate insurance or otherwise have the financial resources necessary to support their indemnification obligations. Our insurance or indemnification arrangements may not adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

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

Further, our operations are affected by local, provincial, state, federal and foreign laws and other regulations relating to oil, gas and electric standards. Such standards can be related to safety, environmental protection, or other regulatory dimensions for the oil and gas industry.  We cannot predict the level of enforcement of existing laws and regulations, how such existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on us, our business or financial condition.

Anti-fracking regulations could have a material adverse impact on our business or financial condition.

Certain states and municipalities have regulated, or are considering regulating, hydraulic fracturing (“fracking”), which, if accomplished, could impact some of our customers and their operations. While we do not believe that these fracking related regulations or considerations of future related regulations negatively impacted our activities to date, there can be no assurance that these actions, if taken on a wider scale, may not have a material adverse effect on our business or financial condition.

Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

We may use hazardous materials in our research and development and manufacturing processes, which are subject to federal, state, local and foreign regulations. These regulations govern the use, storage, handling and disposal of these materials and hazardous waste products that we generate. Although we believe that our procedures for using, handling, storing and disposing of hazardous materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, including a discharge of hazardous materials into the environment, we could be held liable for damages or penalized with fines, and the liability could exceed our insurance and other resources. We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

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

Most of our products are used in hazardous production applications and involve exposure to inherent risks, including explosions and fires, where an accident or a failure of a product could result in liability for personal injury, loss of life, property damage, pollution or other environmental hazards or loss of production.  Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used.  This litigation could result in large claims for damages, including consequential damages, and could impair the market’s acceptance of our products.  The frequency and severity of such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators.  These occurrences could have an adverse effect on our business.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

The oil industry experiences significant product liability claims. As an installer and servicer of oilfield combustion management technologies and related products, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, could malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our technology, products or services caused or contributed to the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages.  In addition, we may be required to participate in recalls involving our products if any of our products prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships.  We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

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

We purchase equipment provided by a limited number of manufacturers.  During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment.  There are a limited number of suppliers for certain materials used in burner management systems, our largest product line.  Although these materials are generally available, supply disruptions may occur due to factors beyond our control.  Such disruptions, delayed deliveries, and higher prices could limit our ability to provide services, or could increase the costs of providing services, thus possibly reducing revenues and profits.

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

Historically, we have depended on a few major customers for a significant portion of our revenue, and our revenue could decline if we are unable to maintain those relationships, if customers reduce their orders for their products, or if we are unable to secure new customers.

Historically, we have derived a significant portion of our revenue from a limited number of customers. For the years ended March 31, 2015 and 2014, sales to our largest four customers accounted for approximately 31% and 47%, respectively, of our revenue. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on these customers to supply a substantial portion of our revenue.  Relationships with our customers are based on purchase orders rather than long-term formal supply agreements, and customers can discontinue or materially reduce orders without warning or penalty.  Demand for our products is tied directly to the health of the oil industry. Accordingly, factors that affect the oil industry have a direct effect on our business, including factors outside of our control, such as sales slowdowns due to economic concerns, or as a result of natural disasters. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, would result in an adverse effect on our revenue, our profitability, and our ability to continue our business operations.

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

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection with respect to our proprietary technology and products.   In recent years patent rights have been the subject of significant litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the same, especially in jurisdictions which we hope to secure protection, may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications, in the U.S. and other jurisdictions, are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we or were the first to file for patent protection of such inventions. Even if the patent applications we rely on issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.  As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

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

Filing, prosecuting and defending patents on all of our planned products throughout the world would be prohibitively expensive to us. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the U.S.  These products may compete with our products in jurisdictions where we do not have any issued patents, and our intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries may not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.

Some of our proprietary intellectual property is not protected by any patent, copyright or patent or copyright applications, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization.  We rely upon confidential proprietary information, including trade secrets, unpatented know-how, technology, software, and other proprietary information, to develop and maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in the market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. These agreements are designed to protect our proprietary information; however, we cannot be certain that our trade secrets and other confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets, or that technology relevant to our business will not be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect trade secrets and confidential information to the same extent as the laws of the U.S. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have a material adverse effect on our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. While we are not aware of any issued or pending patent applications that could restrict our ability to operate, we may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third party’s intellectual property rights, we may be temporarily or permanently prohibited from commercializing our products that are held to be infringing. We might, if possible, also be forced to redesign our products so that we no longer infringe the third party intellectual property rights, or we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business.

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

Our business and financial condition could be negatively impacted if we lose the services of certain members of senior management including the anticipated resignation of Andrew W. Limpert as our CFO.

Our development to date has largely depended, and in the future will continue to largely depend, on the efforts of our senior management.  We currently do not have key-person insurance for  Brenton W. Hatch, CEO, Harold Albert, COO, or Andrew W. Limpert, CFO; however, our historical revenue growth, uplisting to Nasdaq, and corporate expansion—and the increased visibility and shareholder expectations entailed with such—could make the risks associated with the departures of such individuals greater than in the past. Mr. Limpert, our CFO, notified the Company of his intended resignation as an officer and director effective June 15, 2015.  Mr. Limpert’s expected departure and future departures by other members of our senior management could have a negative impact on our business, as we may not be able to find suitable personnel to replace departing members on a timely basis or at all. The loss of any member of our senior management could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to expand into new markets, our ability to grow our business as profitability as planned could be materially and adversely effected.

As market conditions improve, we intend to continue to pursue our aggressive growth strategy for the foreseeable future.  Future operating results will depend largely upon our ability to expand to new markets and increase sales.  To support this growth, we have and will continue to expand our marketing expenditures, add new employees and open additional offices in as prudent manner as possible.  There can be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to enter into new markets, our business, results of operations, financial condition and cash flow could be materially and adversely affected.

If we are unable to manage growth effectively, our business, results of operations and financial condition could be materially and adversely affected.

Our ability to successfully expand to new markets, or expand our penetration in existing markets, depends on a number of factors including:

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

There can be no assurance that we will be able to achieve our planned expansion, that our products will gain access to new markets or be accepted in new marketplaces, achieve greater market penetration in existing markets or that we will achieve planned operating results or results comparable to those we experience in existing markets, in the new markets we enter.

Our stock options and other equity-based awards to employees may not have their intended effect.

A portion of our total compensation program for key personnel has historically included awards of options to buy our common stock or other equity-based awards. If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our equity compensation policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

Risks Relating to our Stock

Our common stock lacks liquidity.

A significant percentage of our outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the SEC under the Securities Act of 1933.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	the underlying price of the commodities in the oil and gas industry;

•	announcements of capital budget changes by a major customer;

•	the introduction of new products by our competitors;

•	announcements of technology advances by us or our competitors;

•	current events affecting the political and economic environment in the United States or Canada;

•	conditions or trends in the industry, including demand for our products and services and technological advances;

•	changes to financial estimates by us or by any securities analysts who might cover our stock;

•	additions or departures of our key personnel;

•	government regulation of our industry;

•	seasonal, economic, or financial conditions;

•	our quarterly operating and financial results; or

•	litigation or public concern about the safety of our products.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by variations in oil and gas prices, because demand for our products and services is closely related to those products.

The stock market in general experiences, from time to time, extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

Our existing shareholders could experience further dilution if we elect to raise equity capital to meet our liquidity needs or to finance strategic transactions.

As part of our future growth strategy, we may desire to raise capital and or utilize our common stock to effect strategic business transactions, either of which will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders. Although we anticipate attempting to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be effectively able to do so.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

As of May 26, 2015, we had 53,199,021 shares of our common stock outstanding, and options outstanding that are exercisable into 2,113,500 shares of our common stock. If any significant number of our outstanding shares are sold, such sales could have a depressive effect on the market price of our stock. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. In Item 9A, we disclose that with respect to the standards of Sarbanes-Oxley Section 404, the internal controls-standard to which we are now audited, as of March 31, 2015 we reported material weaknesses in our internal controls over financial reporting. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we believe our historical efforts have strengthened our internal control over financial reporting (and we concluded that our financial statements were reliable, notwithstanding the material weakness we reported), we cannot be certain that our revised internal control practices will ensure that we will have or maintain adequate internal control over our financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Any aspect of the foregoing, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management.

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

Our management owns approximately 59% of our common stock, as of May 26, 2015. As a result, our management has sufficient voting power to control the outcome of many matters requiring shareholder approval. These matters may include:

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

Our common stock is listed on The NASDAQ Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The NASDAQ Capital Market. If we fail to maintain compliance with all applicable continued listing requirements for The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay any future debt we could incur and fund our operations.

Item 1B.     Unresolved Staff Comments

None.

Item 2.      Properties

At year end, we operated within approximately an aggregate of 85,750 square feet of space in eight facilities. The following table lists the location of each of our eight facilities (three of which we own, and five of which are leased by us), the current lease expiration date (to the extent applicable), the facility’s principal use, and the approximate square footage of the facility:

Property Location	Lease Expiration	Use	Approx. Square Footage
Lindon, Utah	Owned	Corporate Headquarters Warehouse Assembly	50,500
Spruce Grove, Alberta	Owned	Office & Warehouse Assembly	16,000
Greeley, Colorado	Owned	Office & Warehouse Storage	2,750
Houston, Texas	July 31, 2016	Office & Warehouse Assembly	5,000
Victoria, Texas	May 31, 2016	Office & Warehouse Storage	2,600
Yukon, Oklahoma	February 28, 2016	Office & Warehouse Storage	2,400
Tioga, Pennsylvania	April 30, 2015	Office & Warehouse Storage	2,500
Sundre, Alberta	May 14, 2015	Office & Warehouse Assembly	4,000

Our Sundre location was acquired as part of the VIM acquisition, and we closed the facility subsequent to year end, after integrating its operations with our Edmonton facility. We believe our current facilities are adequate to meet our current and future needs for at least the next twelve months.

Item 3.     Legal Proceedings

    From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business.  As of the date of this annual report on Form 10-K management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is presently quoted on The NASDAQ Capital Market under the symbol “PFIE”, and has been since March 27, 2014. Our common stock was previously quoted on the OTCQB and OTCBB.

The published high and low bid quotations for the periods before March 27, 2014 were furnished to us by OTC Markets Group, Inc., and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The published high and low bid quotations for the periods after March 27, 2014 were furnished to us by NASDAQ, and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICES
	HIGH	LOW

Fiscal year ending March 31, 2015
Fourth Quarter	$2.94	$1.21
Third Quarter	$4.23	$0.76
Second Quarter	$5.39	$3.00
First Quarter	$5.89	$2.99

Fiscal year ended March 31, 2014
Fourth Quarter	$4.10	$3.17
Third Quarter	$4.13	$2.21
Second Quarter	$2.70	$1.26
First Quarter	$1.61	$1.15

Holders

 As of May 26, 2015, we had had 53,199,021 shares of our common stock outstanding, with 85 shareholders of record.The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks or other fiduciaries.

Dividends

We have not declared a cash dividend on any class of common equity in the last two fiscal years.  There are no restrictions on our ability to pay cash dividends, other than any state law that may be applicable.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.  Our Board does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for operations.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Performance Graph

Smaller reporting companies are not required to provide the information required by this section. We were previously a smaller reporting company under applicable SEC rules and regulations and determined pursuant to such rules and regulations that we no longer qualify as a smaller reporting company as of our September 30, 2014 determination date, at which time we met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, we are permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. We will be transitioning to the disclosure requirements applicable to accelerated filers beginning with our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2015.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2015 neither we, nor any affiliated purchasers, purchased any of our equity securities.

Item 6.     Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item. We were previously a smaller reporting company under applicable SEC rules and regulations and determined pursuant to such rules and regulations that we no longer qualify as a smaller reporting company as of our September 30, 2014 determination date, at which time we met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, we are permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. We will be transitioning to the disclosure requirements applicable to accelerated filers beginning with our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2015.

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

Results of Operations

Comparison of the years ended March 31, 2015 and 2014.

Total Revenues

Our total revenues during the year ended March 31, 2015 increased 45% to $51,179,392 from $35,392,108 in the year ended March 31, 2014.  Increased production activity in oil and gas for the first half of the fiscal year, combined with our opening of multiple offices, increased hiring of sales and service personnel, and an expansion of our product line helped contribute to our increased sales—especially in the United States. During fiscal 2015, sales of goods increased 42% and service revenue increased 95%.  For the fiscal year ended March 31, 2015, product sales accounted for 93% of total revenues and service sales accounted for 7% of total revenue, while for the fiscal year ended March 31, 2014, product sales accounted for 95% of total revenues and service sales accounted for 5% of total revenue.  We recognize that with current industry conditions, the historical growth rates we have achieved will be difficult to realize in the coming fiscal year, and we anticipate that total revenues may decrease during fiscal 2016 due to the lack of purchasing by exploration and production companies in the oil and gas industry.

We will continue to focus on developing of new products, diversifying into new markets and potentially new industries, and enhancing our marketing and sales efforts with key customers and prospects. We anticipate that as we do so, sales can stabilize in the short-term and we will be able to increase revenues and revenue stability over the long-term. We expect that product sales will continue to account for the significant majority of our revenue.

During the fiscal year ended March 31, 2015, 29% of total revenues were generated from products and services sold in Canada.  The remaining 71% of total revenue was generated from sales in the United States.  By comparison, during the fiscal year ended March 31, 2014, 42% of our total revenues were generated from Canadian sales and the remaining 58% was generated from sales in the United States.  We plan to continue making selective strategic investments for future revenue growth as we find opportunities with meaningful returns even in the midst of the challenging industry environment.

Cost of Goods Sold

Cost of goods sold during the year ended March 31, 2015 was $21,240,363 for product sales and $2,716,272 for services, for a total cost of goods sold of $23,956,635. This is compared to $14,131,527 for product sales and $1,221,410 for services, for a total cost of goods sold of $15,352,937 during the fiscal year ended March 31, 2014.  While total revenue increased 45%, total cost of goods sold increased by 56%; consequently, our gross profit for March 31, 2015 was 53% of total revenues, compared to 57% during fiscal March 31, 2014. Margins decreased slightly as cost of goods sold increased, as a percentage of revenues, due to an increase in the proportion of the sales of services and resold products, which carry lower margin than our proprietary products, as well as an increased allocation of depreciation to cost of goods sold, derived from our larger Utah warehouse, which we expect will have a proportionally decreasing effect on gross margin as sales increase as we leverage our larger Utah facilities in future years.  In fiscal 2016, given the current and expected industry conditions in the oil and gas industry, we may need to work with our suppliers to maintain certain volume discounts that we experienced during fiscal 2015. Additionally, if sales of services continue to increase as a percentage of total revenue, cost of goods sold, as a percentage of total revenue, may increase. We anticipate that these two effects could result in slightly lower than historical gross margin in fiscal year 2016.  Cost of goods sold will continue to fluctuate as a function of our product mix, as our proprietary products tend to have significantly higher margins than our resold products.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2015 were $10,287,493, a 59% increase compared to the fiscal year ended March 31, 2014.  As a percentage of operating expenses, general and administrative expenses were 55% in the fiscal year ended fiscal March 31, 2015 compared to 57% in fiscal March 31, 2014.  The increase in general and administrative expenses was largely due to a significant increase in professional fees from $780,514 in fiscal 2014 to $1,124,588 in fiscal 2015, as well as increases in operational expenses including insurance, auto and truck, travel, and general maintenance expenses driven by expansion and opening of offices throughout the U.S.  These expenses are consistent with our long-term plans to substantially grow the business and are expected to help us preserve and leverage key personnel and departments in future periods. Given the current condition of the industry, we have evaluated and implemented various cost-reduction initiatives throughout the Company, and continue to evaluate expenses to determine what additional expense-reduction actions, if any, should be taken.

Payroll Expense

Payroll expense during the fiscal year ended March 31, 2015 increased 53% to $6,008,663 compared to $3,921,174 during the fiscal year ended March 31, 2014.  Payroll expense increased as a result of hiring additional personnel, including additional sales, service, marketing, and administrative personnel during the fiscal year. We believe that the significant investment the Company made in acquiring talented personnel will generate increasingly meaningful returns in future periods, especially as industry conditions improve. During the fiscal year, our payroll included as many as 140 employees, which contributed to a significant increase in payroll expense for the year. Payroll expense was 32% of operating expenses in fiscal 2015 compared to 34% in fiscal 2014.  We expect payroll expense will decrease in the upcoming fiscal year as we have made reductions in personnel to more closely align with the current industry conditions.

Research and Development

Research and development expense increased from $703,266 to $1,832,671, which represented 6% and 10% of operating expenses for the years ended March 31, 2014 and March 31, 2015, respectively. This was due to the expedition of developing a number of research and development projects, including the next generation of our burner management system, and the hiring of a number of additional engineers. We anticipate that this expense will decrease in the next fiscal year due to completion of certain projects in the first half of fiscal 2016, as well as a strategic decision to focus on completing and maintaining selected core products until the industry economic environment improves.

Depreciation Expense

Depreciation expense, not related to cost of sales, during fiscal year ending March 31, 2015 was $558,231 or 102% higher than the fiscal year ended March 31, 2014, when depreciation expense was $276,661.  These increases in depreciation expense are primarily due to the purchase of multiple fixed assets including additional facility space and additional sales and service vehicles in the last fiscal year, which result in a higher ongoing depreciation expense. As a percentage of operating expenses, depreciation increased from approximately 2% of operating expenses in the year ended March 31, 2014 to 3% of operating expenses in the year ended March 31, 2015. We expect that depreciation will, as a percentage of revenues, increase in the coming year, given the expected decline in revenues during fiscal 2016, even if depreciation remains, approximately, similar to fiscal 2015 levels.

Total Other Income (Expense)

During the fiscal year ended March 31, 2015, total other income (expense) increased by 457% to an income of $55,889 from income of $10,028, largely due to higher interest generation from higher cash balances during the fiscal year. We anticipate that interest expense will not fluctuate significantly during fiscal year 2016, although we may realize a yet-higher amount of interest income in fiscal year 2016 as we improve our interest-generation by allocating cash to higher interest-generating accounts.

Net Income Before Income Tax

Net income before income taxes during the fiscal year ended March 31, 2015 decreased 1% to $8,591,588 from $8,681,921 during the fiscal year ended March 31, 2014.  This decrease in net income before income taxes is in line with expectations during our growth phase and was attributable to a slightly lower gross margin and increased operating expenses. While we anticipated that net margin would be somewhat lower than historical levels in the near term, we did not expect the severe industry conditions that we are presently facing. The decline in oil prices–and oilfield equipment purchasing–has negatively impacted our revenue and thus decreased our operating leverage and income before taxes. The current industry conditions have elongated the time frame in which we anticipate to see returns from prior investments; however, as we invest strategically, we still expect to realize returns in future periods.

Income Tax Expense

Income tax expense decreased 8% from $3,074,612 during the year ended March 31, 2014 to $2,843,905 during the year ended March 31, 2015. This decrease in income tax expense was attributable to a lower effective tax rate than the previous fiscal year, even as more proportional revenue was generated from U.S. operations, which has a higher tax rate. Additionally, we had an equity-derived adjustment to income tax expense that increased our income tax expense in calendar 2014. Notwithstanding these factors, our effective tax rate declined as a result of improved tax research, resulting in additional tax credits. We anticipate that as a percentage of revenues, our effective tax rate could continue to decline in future quarters as we take advantage of additional tax-deduction opportunities, realize tax benefits from non-equity-derived employee incentive plans, and experience lower tax expense attributable to depreciation (due to the use of a MACRS depreciation schedule for fixed assets, which requires a proportionally higher expense earlier in the life of the asset).

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

During the year ended March 31, 2015, we recognized a foreign currency translation loss of $1,657,930 compared to foreign currency translation loss of $602,517 during the year ended March 31, 2014.  This loss was the result of a significant weakening of the Canadian dollar relative to the US dollar in the reporting period.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive income of $4,089,753 during the fiscal year ended March 31, 2015, compared to total comprehensive income of $5,004,792 during the fiscal year ended March 31, 2014, a decrease of 18%.

Earnings Per Share

For the fiscal year ended March 31, 2015 we realized $0.11 per share on a basic and on a fully diluted basis, compared to $0.12 per share on a basic and on a fully diluted basis for the fiscal year ended March 31, 2015, a decrease of 8%.

Liquidity and Capital Resources

On June 2, 2014, we filed a registration statement on Form S-1 to register shares of our common stock with the Securities and Exchange Commission to be offered to the public by us and by certain selling stockholders named in the registration statement. We also filed amendments to such registration statement on June 19, 2014, June 24, 2014, June 25, 2014, and June 26, 2014. Our net proceeds from the sale of shares of our common stock by us pursuant to the registration statement was approximately $16,430,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have used and plan to continue using the proceeds from the offering to help fund Company growth initiatives.

In November 2013, we raised approximately $4.7 million from a private placement of 2,172,405 shares of our common stock. We received net proceeds of approximately $4.2 million from the private placement after paying placement agent fees and offering expenses, which net proceeds we have been using to fund our growth objectives and for working capital purposes.

As of March 31, 2015, we had total current assets of $35,486,450 and total assets of $46,856,056 including cash and cash equivalents of $14,144,796.  At March 31, 2015, we had total current liabilities of $1,720,245 and total liabilities of $2,351,598.

During the fiscal years ended March 31, 2015 and 2014, cash was primarily used to fund expansion of our facilities and additional trucks and tooling required as we expanded our sales and service teams.  See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2015	Year ended March 31, 2014
Net cash provided by operating activities	$685,080	$2,027,273
Net cash used in investing activities	$(6,910,078)	$(2,625,385)
Net cash provided by financing activities	$16,752,649	$4,451,487
Effect of exchange rate changes on cash	$(839,529)	$(205,473)
NET INCREASE (DECREASE) IN CASH	$9,688,122	$3,647,902

Net cash provided by operating activities during fiscal 2015 was $685,080. At March 31, 2015, we had working capital of $33,766,205.  We have no current capital commitments outside of general operations and do not anticipate any in the near future.  We have no long-term debt.

Net cash used in investing activities during fiscal 2015 was $6,910,078 as we continued to expand our business in the first three quarters of the fiscal year.

As of March 31, 2015 we had cash of $14,144,796 compared to $4,456,674 as of March 31, 2014.  We believe that our cash reserves are sufficient to meet our operating needs for the next twelve months.

Summary of Material Contractual Commitments

None.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 and 2014, we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

We have evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

         Smaller reporting companies are not required to provide the information required by this item. We were previously a smaller reporting company under applicable SEC rules and regulations and determined pursuant to such rules and regulations that we no longer qualify as a smaller reporting company as of our September 30, 2014 determination date, at which time we met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, we are permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. We will be transitioning to the disclosure requirements applicable to accelerated filers beginning with our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2015.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item are included at page F-1 herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).   Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of such date.

During the 2015 fiscal year, our stock price reached levels that required us to begin reporting relative to Section 404 requirements of the Sarbanes-Oxley Act (“404 requirements”), as well as accelerate the schedule of our filings with the SEC—both of which were to begin with this 10-K report. Although Management implemented additional controls, such as new policies, systems, and staff, during the fiscal year, we did not adequately reach the standards of the 404 requirements, and, at year end, we reported material weakness. This finding was confirmed by our independent auditors.

Notwithstanding this finding relative to 404 requirements, we concluded that the consolidated financial statements included in this form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity  with accounting  principles generally accepted in the United States. This conclusion was also confirmed by our independent auditors.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.) Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013). Based upon this assessment, the Company’s management concluded that our internal control over financial reporting entailed material weakness and was ineffective as of March 31, 2015. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over our day-to-day transaction processing, including non-routine transactions (see items below) and period-end financial reporting processes. Specifically, we identified material weakness related to:

•	revenue recognition (e.g. insufficient purchase- and service-order documentation, lack of a formal credit policy)

•	sufficient documentation of review- and analytical-processes (e.g. significant judgements and estimates, goodwill, amortization)

•	structuring of duties, controls, and permissions within financial systems (e.g. our Controller having ability to create new system-users)

•	asset management and maintenance functions (e.g. documented and regular physical confirmation of asset existence)

•	segregation of duties (e.g. involvement of sales management in initial determination of commissions calculation)

•	cash disbursements (e.g. payroll processing and sufficiently documented approval for disbursements)

Such material weakness conclusions resulted in part due to the lack of formal documentation of the existing control structure, such as documenting our execution of internal controls, as well as an entity-wide conversion to a new enterprise resource planning system (ERP) during the fiscal year, which changed key operations of the business, including sales, operations and accounting. The ERP was implemented to help create long-term process and analytical improvements. Specific remediation initiatives are delineated hereafter in Management’s Remediation Initiatives.

As a management team, we continue to emphasize the value and import of a strong controls environment. We believe that such an emphasis, together with continued oversight of our processes and systems, will help create an increasingly strong, compliant, and thorough system of controls, which we expect will play an increasingly important role in our long-term growth.

Sadler, Gibb & Associates, LLC, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2015.

Changes in Internal Control over Financial Reporting

During the 2015 fiscal year, we began implementing an ERP that provides significantly enhanced visibility into the operations, financial trends, and accounting treatments of the Company. Additionally, we hired a new controller and assistant controller, and put in place enhanced processes and controls over inventory, sales, and other key areas. Collectively, we believe the ERP, enhanced accounting management, and additional processes that have been added since the 2014 fiscal year, are enhancing—and will continue to enhance—our internal control environment.

Management’s Remediation Initiatives

Management has been actively developing a remediation plan to address the aforementioned deficiencies. Upon reviewing the results of our internal review of internal controls, as well as those of our independent auditor, we have identified many potential initiatives by which to enhance our internal control over financial reporting, including the following:

•	Implement a consistent credit policy for our customers, to ensure we have a documented and reasonable expectation of collection on revenues;

•	Ensure consistent use of order numbers for all customer purchases and services, to be included on each invoice, which can now be automatically generated by our new ERP;

•	Enhance documentation practices, including those for financial-statement reviews, revenues, personnel training, hiring, and purchase authorizations; and,

•	Further segregate duties and responsibilities over commission, financial statement review, and other key financial areas, and assign reviewers for the same.

As of the date of this report, Management has already met with key managers to begin implementing remediation initiatives, and has also identified a third-party firm to advise on implementation of necessary remediation initiatives.

Item 9B.    Other Information

None.

PART  III

Item 10.    Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the information to be set forth in the proxy statement.

Item 11.     Executive Compensation

Incorporated herein by reference to the information to be set forth in the proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to the information to be set forth in the proxy statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference to the information to be set forth in the proxy statement.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to the information to be set forth in the proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2015 and 2014.

Consolidated Statements of Operations and Other Comprehensive Income for the years ended March 31, 2015 and 2014.

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(2)
3.2	Articles of Amendment to the Articles of Incorporation(3)
3.3	Bylaws of The Flooring Zone, Inc.(2)
3.4	Bylaws of The Flooring Zone, Inc. (as amended through October 8, 2008)(1)
10.1	Securities Purchase Agreement, dated November 12, 2013 between the Registrant and the persons listed therein as purchasers(10)
10.2	Registration Rights Agreement, dated November 18, 2013 between the Registrant and the persons listed in the Securities Purchase Agreement as purchasers(11)
10.3	Employment Agreement of Brenton W. Hatch dated June 28, 2013(17)+
10.4	Employment Agreement of Harold Albert, dated June 28, 2013(18)+
10.5	Employment Agreement of Andrew Limpert, dated June 28, 2013(19)+
10.6	Form of Indemnification Agreement between the Registrant and its Directors(13)
10.7	2003 Stock Incentive Plan(14)
10.8	Profire Energy, Inc. 2010 Equity Incentive Plan(15)
10.9	Lease Agreement, dated June 12, 2013, between the Registrant and Whitestone Industrial-Office, LLC. (7)
10.1	Lease Agreement, dated May 16, 2014, between the Registrant and Paul Hall(8)
10.11	Lease Agreement, dated April 23, 2014, between the Registrant and Dennis Caka(9)
10.12	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other (12)
10.13	Profire Energy, Inc. 2014 Equity Incentive Plan(16)
10.14	Form of Equity Grant Agreement, Nonqualified Stock Option*
10.15	Form of Equity Grant Agreement, Restricted Stock*
10.16	Form of Equity Grant Agreement, Restricted Stock Units*
10.17	Profire Energy, Inc. 2010 Equity Incentive Plan Amendment*
14.1	Code of Ethics(4)
21.1	Subsidiaries*
23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

* ` Filed herewith.
**`The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

+` Indicates management contract, compensatory plan or arrangement with the Company.
(1) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 14, 2008.
(2) Incorporated by reference to the Registration Statement of the Registrant on Form SB-2 filed with the Commission on September 24, 2004.
(3) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 13, 2009.
(4) Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed with the Commission on February 12, 2014 (File No. 000-52376).
(5) Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009.
(6) Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(7) Incorporated by reference to Exhibit 10.9 to Registrant’s Form S-1/A filed with the Commission on June 19, 2014 (File No. 333-196462).
(8) Incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1/A filed with the Commission on June 19, 2014 (File No. 333-196462).
(9) Incorporated by refereeing to Exhibit 10.11 to Registrant’s Form S-1/A filed with the Commission on June 19, 2014 (File No. 333-196462).
(10) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(11) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(12) Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 25, 2014 (File No. 000-52376).
(13) Incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 filed on December 24, 2013 (File No. 333-193086).
(14) Incorporated by reference to Exhibit 4.01 to the Registrant’s Form SB-2 filed on September 24, 2004 (File No. 000-52376).
(15) Incorporated by reference to the Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009 (File No. 000-52376).
(16) Incorporated by reference to Appendix B to the Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on August 21, 2014 (File No. 001-36378).
(17) Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(18) Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(19) Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date: June 15, 2015	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer and	June 15, 2015
Brenton W. Hatch	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Andrew Limpert	Chief Financial Officer and Director	June 15, 2015
Andrew Limpert	(Principal Financial Officer and Accounting Officer)

/s/ Harold Albert	Chief Operating Officer and Director	June 15, 2015
Harold Albert

/s/ Arlen B. Crouch	Director	June 15, 2015
Arlen B. Crouch

/s/ Stephen E. Pirnat	Director	June 15, 2015
Stephen E. Pirnat

/s/ Daren J. Shaw	Director	June 15, 2015
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	June 15, 2015
Ronald R. Spoehel

PROFIRE ENERGY, INC.

AUDIT REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended
March 31, 2015 and 2014

PROFIRE ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Profire Energy, Inc.
Lindon, UT

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. Profire Energy, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Profire Energy, Inc.’s internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 15, 2015, expressed an adverse opinion thereon.

/s/ Sadler, Gibb & Associates, LLC
Salt Lake City, UT
June 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Profire Energy, Inc.
Lindon, UT

We have audited Profire Energy, Inc. and Subsidiaries internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Profire Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain effective controls over our day-to-day transaction processing, including non-routine transactions (outlined below) and period-end financial reporting processes. Specifically, identified material weaknesses related to:

▪	revenue recognition (e.g. insufficient purchase- and service-order documentation, lack of a formal credit policy);

▪	sufficient documentation of review- and analytical-processes (e.g. significant judgements and estimates, goodwill,amortization);

▪	structuring of duties, controls, and permissions within financial systems (e.g. Controller having ability to create new system-users);

▪	asset management and maintenance functions (e.g. documented and regular physical confirmation of asset existence);

▪	segregation of duties (e.g. involvement of sales management in initial determination of commissions calculation); and

▪	cash disbursements (e.g. payroll processing and sufficiently documented approval for disbursements).

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated June 15, 2015, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Profire Energy, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2015, of the Company, and our report dated June 15, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
June 15, 2015

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	March 31,	March 31,
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$14,144,796	$4,456,674
Accounts receivable, net	9,462,378	8,873,471
Inventories	11,766,535	6,579,858
Prepaid expenses & other current assets	112,741	32,263

Total Current Assets	35,486,450	19,942,266

LONG-TERM ASSETS
Deferred tax asset	501,921	420,978

PROPERTY AND EQUIPMENT, net	9,275,965	4,385,881

OTHER ASSETS
Goodwill	997,701	-
Intangible assets, net of accumulated amortization	594,019	-

Total Other Assets	1,591,720	-

TOTAL ASSETS	$46,856,056	$24,749,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,040,530	$1,461,138
Accrued liabilities	332,229	193,727
Income taxes payable	347,486	1,605,133

Total Current Liabilities	1,720,245	3,259,998

LONG-TERM LIABILITIES
Deferred income tax liability	631,353	107,857

TOTAL LIABILITIES	2,351,598	3,367,855

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value,10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,199,136 and 47,836,543 shares issued and outstanding, respectively	53,199	47,836
Additional paid-in capital	25,525,052	6,496,980
Accumulated other comprehensive income	(1,888,981)	(231,051)
Retained earnings	20,815,188	15,067,505

Total Stockholders' Equity	44,504,458	21,381,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,856,056	$24,749,125

The accompanying notes are an integral part of these consolidated financial statements

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended
	March 31,
	2015	2014
REVENUES
Sales of goods, net	$47,768,556	$33,646,158
Sales of services, net	3,410,836	1,745,950
Total Revenues	51,179,392	35,392,108

COST OF SALES
Cost of goods sold-product	21,240,363	14,131,527
Cost of goods sold-services	$2,716,272	1,221,410
Total Cost of Goods Sold	23,956,635	15,352,937

GROSS PROFIT	27,222,757	20,039,171

OPERATING EXPENSES
General and administrative expenses	10,287,493	6,466,177
Research and development	1,832,671	703,266
Payroll expenses	6,008,663	3,921,174
Depreciation and amortization expense	558,231	276,661

Total Operating Expenses	18,687,058	11,367,278

INCOME FROM OPERATIONS	8,535,699	8,671,893

OTHER INCOME (EXPENSE)
Interest expense	-	(2,692)
Gain on disposal of fixed assets	8,014	2,867
Other income	21,865	3,990
Interest income	26,010	5,863

Total Other Income (Expense)	55,889	10,028

NET INCOME BEFORE INCOME TAXES	8,591,588	8,681,921

INCOME TAX EXPENSE	2,843,905	3,074,612

NET INCOME	$5,747,683	$5,607,309

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(1,657,930)	$(602,517)

TOTAL COMPREHENSIVE INCOME	$4,089,753	$5,004,792

BASIC EARNINGS PER SHARE	$0.11	$0.12

FULLY DILUTED EARNINGS PER SHARE	$0.11	$0.12

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,609,760	46,230,669

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,680,775	46,822,984

The accompanying notes are an integral part of these consolidated financial statements

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2013	45,250,000	$45,250	$585,735	$371,466	$9,460,196	10,462,647

Fair value of options vested	-	-	1,433,984	-	-	1,433,984

Stock issued for services	20,000	20	28,340	-	-	28,360

Stock Issuance	2,259,393	2,259	4,330,716			4,332,975

Exercised options	307,150	307	118,205		-	118,512

Foreign currency translation adjustment	-	-	-	(602,517)	-	(602,517)

Net Income for the year ended March 31, 2014	-	-	-	-	5,607,309	5,607,309

Balance, March 31, 2014	47,836,543	47,836	6,496,980	(231,051)	15,067,505	21,381,270

Exercised Options	596,635	597	327,365	-	-	327,962

Stock issuance, less offering costs of $1,529,057	4,500,000	4,500	16,420,188	-	-	16,424,688

Stock issued for asset acquisition	265,958	266	999,734	-	-	1,000,000

Fair value of options vested	-	-	1,280,785	-	-	1,280,785

Foreign currency translation	-	-	-	(1,657,930)	-	(1,657,930)

Net Income for the year ended March 31, 2015	-	-	-	-	5,747,683	5,747,683

Balance, March 31, 2015	53,199,136	53,199	25,525,052	(1,888,981)	20,815,188	44,504,458

The accompanying notes are an integral part of these consolidated financial statements

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$5,747,683	$5,607,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,140,319	359,305
Gain on disposal of fixed assets	(8,014)	(2,867)
Common stock issued for services	-	28,360
Bad debt expense	(7,577)	(605)
Stock options issued for services	1,280,785	1,433,984
Changes in operating assets and liabilities:
Changes in accounts receivable	(912,606)	(3,264,108)
Changes in inventories	(5,472,869)	(3,249,235)
Changes in prepaid expenses	(80,770)	(30,296)
Changes in deferred tax asset/liability	(80,943)	(420,978)
Changes in accounts payable and accrued liabilities	(302,782)	77,785
Changes in income taxes payable	(618,146)	1,488,619

Net Cash Provided by Operating Activities	685,080	2,027,273

INVESTING ACTIVITIES
Proceeds from disposal of equipment	7,867	33,910
Cash paid for asset acquisition	(750,000)	-
Purchase of fixed assets	(6,167,945)	(2,659,295)

Net Cash Used in Investing Activities	(6,910,078)	(2,625,385)

FINANCING ACTIVITIES
Proceeds from stock issued for cash, net of stock offering costs	16,424,688	118,512
Proceeds from stock issued in exercise of stock options	327,961	4,332,975

Net Cash Provided by Financing Activities	16,752,649	4,451,487

Effect of exchange rate changes on cash	(839,529)	(205,473)

NET INCREASE IN CASH	9,688,122	3,647,902
CASH AT BEGINNING OF PERIOD	4,456,674	808,772

CASH AT END OF PERIOD	$14,144,796	$4,456,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$17,043	$2,692
Income taxes	$3,471,027	$1,585,993
NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Organization and Summary of Significant Accounting Policies of Profire Energy, Inc. and Subsidiary (“the Company”) is presented to assist in understanding the Company’s financial statements.  The Company’s accounting policies conform to accounting principles generally accepted in the United States of America (US GAAP). On September 30, 2008, The Flooring Zone, Inc. (“the Parent”) entered into an Acquisition Agreement with Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc. (“the Subsidiary”), subject to customary closing conditions. All conditions for closing were satisfied or waived and the transaction closed on October 9, 2008.

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

Principles of Consolidation

The consolidated financial statements include our wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Basic and Diluted Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 71,015 and 592,316 stock options included in the fully diluted earnings per share as of March 31, 2015 and 2014 respectively. Basic earnings per share for the years ended March 31, 2015 and 2014 are as follows:

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Years Ended March 31,
	2015	2014
Net income applicable to common shareholders	$5,747,683	$5,607,309
Weighted average shares outstanding	51,609,760	46,230,669
Weighted average fully diluted shares outstanding	51,680,775	46,822,984
Basic earnings per share	$0.11	$0.12
Fully diluted earnings per share	$0.11	$0.12

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian Dollar (CAD). The financial statements of the Company were translated to U.S. Dollars (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 0.788786 and 0.905186 were used to convert the Company’s March 31, 2015 and 2014 balance sheets, respectively, and the statements of operations used weighted average rates of 0.880849 and 0.949798 for the years ended March 31, 2015 and 2014, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Operations and Comprehensive Income, and the Consolidated Statements of Stockholders’ Equity.

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

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of March 31, 2015 and 2014, cash and cash equivalents totaled $14,144,796 and $4,456,674, respectively. These deposits were insured by insurance accounts held by the Company’s banks guaranteed by the Province of Alberta, Canada and the FDIC.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $108,641 and $122,390 as of March 31, 2015 and 2014, respectively.

Inventories

In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  Inventory consists of finished goods held for sale.  As of March 31 inventory consisted of the following:

	March 31, 2015	March 31, 2014

Raw materials	$-	$-
Finished goods	11,951,108	6,665,489
Work in process	-	-
Subtotal	11,951,108	6,665,489
Reserve for Obsolence	(184,573)	(85,631)
Total	$11,766,535	$6,579,858

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

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined. The Company recognized other-than-temporary impairment to marketable securities in the amount of $-0- during the years ended March 31, 2015 and 2014.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended March 31, 2015 and 2014.

Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology, as a substantial portion of the purchase price related to the Company’s acquisition has been assigned to patents.  Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”).

Goodwill is tested for impairment at the reporting unit level. The Company’s three operating segments comprise the reporting units for goodwill impairment testing purposes.

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

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $259,056 and $193,500 during the years ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s four largest customers represented approximately 31% and 47% of total sales for the years ended March 31, 2015, and 2014, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax are 33% and 35% for the years ended March 31, 2015 and 2014, respectively.

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

Research and Development

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development were $1,832,671 and $703,266 for the years ended March 31, 2015 and 2014 respectively.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $498,994 and $496,661 during the years ended March 31, 2015 and 2014, respectively.

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

Property and Equipment Useful Lives

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Furniture and fixtures	5 Years
Machinery and equipment	5 Years
Buildings	25 Years
Vehicles	3 Years
Computers	3 Years

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2015 and 2014:

	2015	2014
Office furniture and equipment	$937,274	$452,121
Service and shop equipment	573,233	467,532
Vehicles	3,040,439	1,034,994
Land and buildings	6,746,597	3,446,000
Total property and equipment	11,297,543	5,400,647
Accumulated depreciation	(2,021,578)	(1,014,766)
Net property and equipment	$9,275,965	$4,385,881

Depreciation expense for the years ended March 31, 2015 and 2014 are as follows:

	Years Ended March 31,
	2015	2014
Cost of Goods Sold	$582,088	$68,030
General and administrative	558,231	276,661
Total	$1,140,319	$344,691

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company had the following $0.001 par value authorized stock:

Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

During the years ended March 31, 2015 and 2014, the Company issued, respectfully, 0 and 20,000 shares of its common stock for services valued at $-0- and $28,360, respectfully.  As of March 31, 2015 and 2014, the Company had 53,199,136 and 47,836,543 shares of common stock, respectively.

On June 2, 2014, we filed a registration statement on form S-1 to register shares of our common stock with the Securities and Exchange Commission to be offered to the public by us and by certain selling stockholders named in the registration statement. We also filed amendments to such registration statement on June 19, 2014, June 24, 2014, June 25, 2014, and June 26, 2014. Our net proceeds from the sale of 4,500,000 shares of our common stock by us pursuant to the registration statement was approximately $16,430,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have used and plan to continue using the proceeds from the offering to help fund Company growth initiatives.

On November 18, 2013, the Company completed an equity offering of 2,259,393 shares of restricted Common Stock and received proceeds of $4,332,975, which is net of $592,501 in underwriting discounts, commission and direct costs incurred and paid by the Company in connection with this equity offering.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 4 – ASSET PURCHASES

VIM Injection Management Inc.

On November 14, 2014, the Company, entered into an agreement to purchase the assets of VIM Injection Management Inc.  Pursuant to the asset purchase agreement, the purchase price of the assets consisted of a one-time payment of $750,000 in cash and 265,958 shares of the Company’s common stock, which was valued at $1,000,000 ($3.76 per share). The value of the stock was based on the trading price on the date of issuance.  Acquisition-related costs during the year ended March 31, 2015, which are included in the selling, general, and administrative expense in the accompanying consolidated statements of income, were not material.  The results of operations related to this acquisition have been included in our Canadian segment since the acquisition date.  During the year ended March 31, 2015, our net sales of products utilizing the asset acquired in the VIM asset acquisition were $-0-.  The Company has not presented pro forma consolidated results of operations related to the VIM asset acquisition as it does not deem the pro forma effect of the transaction to be material to the consolidated financial statements.

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$750,000
Common stock issued	1,000,000
Total purchase price	$1,750,000

Consideration received:
Inventory	$54,577
Intangible assets
Tundra Distribution Agreement	46,722
Patent	650,000
Other Intellectual Property	1,000
Total Intangible Assets	697,722

$752,299

Goodwill was recognized as a result of the acquisition as follows:
Total consideration paid	$1,750,000
Total consideration received	(752,299)
$997,701

With respect to the intangible assets of VIM, the Company intends to amortize each as follows, as this is the length of time the Company currently estimates that it will generate cash flow from the assets:

Tundra Distribution Agreement	9 months
Patent	20 years
Other Intellectual Property	20 years

The total weighted-average amortization period for these acquired intangible assets is 20 years.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 5 – INTANGIBLE ASSETS

Citing an Update to ASC 2011-08, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative analysis is required.

The Company elected to evaluate the VIM’s goodwill using a quantitative two-step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The aforementioned mentioned step one quantitative tests did not indicate impairment. During the first step of testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This analysis also did not indicate impairment.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

The determination of fair value requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with the projections may ultimately result in a future impairment. In the event the Company determines that goodwill is impaired in the future, the Company would need to recognize a non-cash impairment charge.

For 2015, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the VIM reporting unit was less than its carrying value. The Company did not have any impairment for the year ended March 31, 2015.

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names.  The costs of the distribution agreements are amortized over the remaining life of the agreements.  The costs of the patents are to be amortized over 20 years once the patent has been approved.  Indefinite-lived intangible assets consist of goodwill.  In accordance with ASC 350, Goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.  The Company’s annual goodwill impairment testing date is March 31 of each year.

Intangible assets consisted of the following as of March 31, 2015 and 2014:

Definite-lived intangible assets

	March 31, 2015	March 31, 2014

Distribution agreements	$41,638	$-
Less: Accumulated amortization	(27,757)	-
Distribution agreements, net	13,881	-
Patents, trademarks, copyrights, and domain names	580,138	-
Total definite-lived intangible assets, net	$594,019	$-

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Indefinite-lived intangible assets

	March 31, 2015	March 31, 2014

Goodwill	$997,701	$-

Estimated amortization expense for the distribution agreements, patents, trademarks, copyrights, and domain names for the next five years consists of the following as of March 31, 2015:

Year Ending March 31
2016	$52,557
2017	29,007
2018	29,007
2019	29,007
2020	29,007

NOTE 6 – PROVISION FOR INCOME TAXES

Reconciliation of US Federal/Canadian Statutory Income Tax Rate to Effective Income Tax Rate:

	March 31, 2015	March 31, 2014

United States statutory income tax rate	35.0%	35.0%
Increase (decrease) in valuation allowance	-	0.7
Decrease in rate on income subject to Canadian income tax rates	(1.5)	(4.3)
Increase (decrease) in rate resulting from non-deductible
expenses and deductible adjustments	(0.4)	4.0
	(1.9)	0.4
Effective income tax rate	33.1%	35.4%

Components of Income Tax Expense	March 31, 2015	March 31, 2014
Federal U.S. Income Taxes
-Current	$1,187,957	$1,887,142
-Deferred	442,095	(420,978)
Foreign (Canadian and Provincial) Income Taxes	998,280	1,409,619
State Income Taxes
-Current	215,572	198,829
-Deferred	-	-
Total Income Tax Expense	$2,843,905	$3,074,612

The following are temporary items:  increase or decrease in rate resulting from depreciation and loss on equipment for book purposes in excess of depreciation for income tax purposes.  These temporary differences are insignificant, for 2015 and 2014.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 6 – PROVISION FOR INCOME TAXES (CONTINUED)

The Company has no tax positions at March 31, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2015 and 2014, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2015 and 2013.

Net deferred tax liability arising from the accelerated depreciation claimed by the Parent on its stand-alone tax return is $631,353 and $107,857, as of March 31, 2015 and 2014, respectively.

Net deferred tax asset arising from the deferred recognition of stock option compensation by the Parent on its stand-alone tax return is $501,921 and $420,978, as of March 31, 2015 and 2014, respectively

NOTE 7 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Years Ended March 31,
Sales	2015	2014

Canada	$14,769,787	$14,782,188
United States	36,409,605	20,609,920
Total	$51,179,392	$35,392,108

	March 31,	March 31,
Long-lived assets	2015	2014

Canada	$1,231,434	$1,392,577
United States	8,044,531	2,993,304
Total	$9,275,965	$4,385,881

NOTE 8 – COMMON STOCK PURCHASE OPTIONS

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

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 8 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

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

On July 31, 2013, the Company issued a total of 100,000 stock purchase options exercisable for the purchase of its common stock at $1.37 per share. The options were issued to a member of the Board of Directors. The options vest 1/2 upon execution and 1/2 after one year. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions were used for grants as of April 18, 2013: dividend yield of zero percent; expected volatility of 175%; risk-free interest rates of 1.38% and expected life of 2.5 years.

On November 7, 2013, the Company issued a total of 200,000 stock purchase options exercisable for the purchase of its common stock at $3.85 per share. The options were issued to a members of the Board of Directors. The options vest 1/2 upon execution and 1/2 after one year. The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants as of April 18, 2013: dividend yield of zero percent; expected volatility of 175%; risk-free interest rates of 1.31% and expected life of 2.5 years.

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

On September 18, 2014, the Company issued a total of 79,812 shares of restricted stock units to the directors of the company.  Half of the shares vested immediately with the remaining half vesting one year after issuance.  Additionally, the company issued a total of 12,000 shares of restricted stock units to key employees.  The units vest 1/5 each year for 5 years.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

On November 6, 2014, the Company issued a total of 49,999 shares of restricted stock units to key employees company.  The units vest 1/5 each year for 5 years based on performance and service longevity requirements.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 8 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

Additionally, the company issued a total of 5,000 shares of restricted stock units to a key employee on March 27, 2015.  The units vest 1/5 each year for 5 years.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

A summary of the status of the Company’s stock option plans as of March 31, 2015 and 2014 and the changes during the period are presented below:

	Options	Wtd. Avg.
Outstanding, March 31, 2013	1,808,000	0.96
Granted	1,583,000	1.85
Exercised	(307,150)	0.39
Forfeited	(9,000)	1.64
Expired	-	-
Outstanding, March 31, 2014	3,074,850	1.47

Exercisable, March 31, 2014	990,850	1.39

	Options	Wtd. Avg.
Outstanding, March 31, 2014	3,074,850	1.47
Granted	133,900	4.03
Exercised	(596,635)	0.55
Forfeited	(498,615)	1.39
Expired	-	-
Outstanding, March 31, 2015	2,113,500	1.90

Exercisable, March 31, 2015	907,000	2.27

The following table summarizes information about the stock options as of March 31, 2014:

Total Outstanding and Exercisable March 31, 2014
	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
Strike Price
$0.30	460,000	2.88	220,000	0.30
$0.40	250,000	0.46	250,000	0.40
$1.37	1,280,500	5.07	50,000	1.37
$1.75	784,350	3.96	320,850	1.75
$3.85	200,000	5.61	100,000	3.85
$3.95	100,000	5.86	50,000	3.95
	3,074,850	4.14	990,850	1.39

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 8 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about the stock options as of March 31, 2015:

	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
Strike Price
$0.30	110,000	1.88	40,000	0.30
$1.37	1,118,000	4.08	284,000	1.37
$1.75	475,000	2.93	283,000	1.75
$3.85	200,000	4.61	200,000	3.85
$3.95	100,000	4.86	100,000	3.95
$4.03	110,500	5.09	-	4.03
	2,113,500	4.02	907,000	2.27

The following table summarizes information about non-vested options as of the year ended March 31, 2015:

Non-vested options	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	2,084,000	1.51
Stock options issued during the year	133,900	4.03
Stock options canceled	(409,300)	0.55
Vested during the year ended March 31, 2015	(602,100)	2.01
Non-vested at March 31, 2015	1,206,500	1.58

The following table summarizes information about non-vested restricted stock as of the year ended March 31, 2015:

Non-vested restricted stock	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	-	-
Restricted stock issued during the year	179,999	4.03
Restricted Stock canceled	(8,333)	4.03
Vested during the year ended March 31, 2015	-	-
Non-vested at March 31, 2015	171,666	4.03

Non-vested restricted stock units	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2014	-	-
Restricted stock units issued during the year	146,881	4.21
Restricted stock units canceled	-	-
Vested during the year ended March 31, 2015	(39,904)	4.21
Non-vested at March 31, 2015	106,977	4.21

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Royalties

The Company paid royalties of $0 for the years ended March 31, 2015 and 2014, as the royalty agreement was replaced with a consulting agreement, noted below.

Consulting

In March 2014, a consulting agreement was executed between the Company and Terra Industrial, with Allen Johnson as agent.  The intent of this agreement was to replace the aforementioned royalty agreements.  The agreement is for the term of 10 years with fees of $100,000 CAD paid quarterly.

Contingent Liabilities

As part of our acquisition of the assets of VIM Injection Management, Inc., we acquired a pending patent that was intended to protect a process for cycling chemical under various oilfield valve-management system-equipment configurations. Though our initial due diligence found no conflicting prior art, an additional search since that time found a previously filed patent that could present some conflicting protections, potentially in the United States. Although we could continue to sell these chemical management systems, this conflict could potentially impair the portion of the pending patent that we could no longer pursue. We are working to secure this patent, but its potential impairment—at least partially—remains a possibility.

The future minimum lease payments for operating leases as of March 31, 2015, consisted of the following:

Years Ending	Operating
March 31	Leases

2016	$88,381
2017	20,434
Thereafter	-
$108,815

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

NOTE 10 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended March 31, 2015 and 2014 consisted of the following (in thousands, except per share amounts)

	Quarter Ended
	June 30	September 30	December 31	March 31
2015
Net sales	$13,145	$15,721	$12,517	$9,797
Gross profit	7,437	8,549	6,543	4,694
Income from operations	3,366	3,254	1,806	110
Income tax expense (benefit)	1,149	1,183	(110)	623
Net income	2,221	2,078	1,917	(468)
Basic earnings per common share	0.05	0.04	0.04	(0.01)
Diluted earnings per common share	0.05	0.04	0.04	(0.01)

2014
Net sales	$7,182	$9,342	$9,531	$9,337
Gross profit	4,189	5,560	5,218	5,072
Income from operations	2,357	3,149	2,075	1,091
Income tax expense (benefit)	734	1,110	871	360
Net income	1,614	2,050	1,206	737
Basic earnings per common share	0.04	0.05	0.03	0.02
Diluted earnings per common share	0.04	0.04	0.03	0.02

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has one material event to report.

On May 15, 2015, we announced the anticipated departure of Andrew Limpert, CFO, effective June 15, 2015. In addition to his role as CFO, Mr. Limpert currently serves as Director, Treasurer, and Secretary. Select members of the Company’s Board of Directors are working with the Company’s executive team to identify a qualified successor to Limpert.