Form 10-Q
period 2015-06-30
PROFIRE ENERGY INC
filed 2015-08-10
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer [  ]                                                              Accelerated filer [X]
Non-accelerated filer [  ]                                                                Smaller reporting company [  ]
            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ]     No [X]

As of August 5, 2015 the registrant had 53,226,720 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	March 31,
	2015	2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$17,186,238	$14,144,796
Accounts receivable, net	7,003,089	9,462,378
Inventories	11,071,036	11,766,535
Income tax receivable	144,402	-
Prepaid expenses & other current assets	131,503	112,741

Total Current Assets	35,536,268	35,486,450

LONG-TERM ASSETS
Deferred tax asset	535,126	501,921

PROPERTY AND EQUIPMENT, net	9,092,880	9,275,965

OTHER ASSETS
Goodwill	997,701	997,701
Intangible assets, net	577,866	594,019

Total Other Assets	1,575,567	1,591,720

TOTAL ASSETS	$46,739,841	$46,856,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$604,730	$1,040,530
Accrued liabilities	594,531	332,229
Income taxes payable	355,894	347,486

Total Current Liabilities	1,555,155	1,720,245

LONG-TERM LIABILITIES
Deferred income tax liability	641,789	631,353

TOTAL LIABILITIES	2,196,944	2,351,598

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,226,720 and 53,199,136 shares issued and outstanding as of June 30, 2015 and March 31, 2015, respectively	53,227	53,199
Additional paid-in capital	25,688,904	25,525,052
Accumulated other comprehensive income (loss)	(1,555,609)	(1,888,981)
Retained earnings	20,356,375	20,815,188

Total Stockholders' Equity	44,542,897	44,504,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,739,841	$46,856,056

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended
	June 30,
	2015	2014
REVENUES
Sales of goods, net	$6,211,970	$12,316,512
Sales of services, net	665,273	828,322
Total Revenues	6,877,243	13,144,834

COST OF SALES
Cost of goods sold-product	2,967,918	5,067,627
Cost of goods sold-services	595,538	640,107
Total Cost of Goods Sold	3,563,456	5,707,734

GROSS PROFIT	3,313,787	7,437,100

OPERATING EXPENSES
General and administrative expenses	1,978,485	2,409,069
Research and development	304,489	271,227
Payroll expenses	1,462,655	1,265,699
Depreciation and amortization expense	107,455	124,715

Total Operating Expenses	3,853,084	4,070,710

INCOME (LOSS) FROM OPERATIONS	(539,297)	3,366,390

OTHER INCOME (EXPENSE)
Interest expense	-	-
Gain on disposal of fixed assets	18,637	-
Other (expense) income	(108,990)	3,121
Interest income	21,123	237

Total Other Income (Expense)	(69,230)	3,358

NET INCOME (LOSS) BEFORE INCOME TAXES	(608,527)	3,369,748

INCOME TAX EXPENSE (BENEFIT)	(149,714)	1,149,042

NET INCOME (LOSS)	$(458,813)	$2,220,706

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$333,372	$296,436

TOTAL COMPREHENSIVE INCOME (LOSS)	$(125,441)	$2,517,142

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.05

FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.05

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,214,594	47,922,059

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,214,594	48,579,418

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net Income	$(458,813)	$2,220,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	225,945	182,392
Gain on disposal of fixed assets	(18,637)	-
Bad debt expense	24,906	-
Stock options issued for services	187,406	351,364
Changes in operating assets and liabilities:
Changes in accounts receivable	2,482,059	(3,071,142)
Changes in income tax receivable	(144,402)	-
Changes in inventories	786,325	(187,668)
Changes in prepaid expenses	(18,728)	(23,461)
Changes in deferred tax asset	(33,205)	(79,208)
Changes in accounts payable and accrued liabilities	(181,741)	428,360
Changes in income taxes payable	15,390	1,246,558

Net Cash Provided by Operating Activities	2,866,505	1,067,901

INVESTING ACTIVITIES
Proceeds from disposal of equipment	52,500	-
Purchase of fixed assets	(12,285)	(1,147,274)

Net Cash Provided by (Used in) Investing Activities	40,215	(1,147,274)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(23,526)
Stock issued in exercise of stock options	-	78,870

Net Cash Provided by (Used in) Financing Activities	(23,526)	78,870

Effect of exchange rate changes on cash	158,248	113,917

NET INCREASE IN CASH	3,041,442	113,414
CASH AT BEGINNING OF PERIOD	14,144,796	4,456,674

CASH AT END OF PERIOD	$17,186,238	$4,570,088

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$(138,008)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2015 and March 31, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Organization and Summary of Significant Accounting Policies of Profire Energy, Inc. and Subsidiary (the “Company”) is presented to assist in understanding the Company’s consolidated financial statements.  The Company’s accounting policies conform to accounting principles generally accepted in the United States of America (US GAAP). On September 30, 2008, The Flooring Zone, Inc. (the “Parent”) entered into an Acquisition Agreement with Profire Combustion, Inc. and the shareholders of Profire Combustion, Inc. (the “Subsidiary”), subject to customary closing conditions. All conditions for closing were satisfied or waived and the transaction closed on October 9, 2008.

Pursuant to the terms and conditions of the Acquisition Agreement, 35,000,000 shares of restricted common stock of the Company were issued to the three shareholders of the Subsidiary in exchange for all of the issued and outstanding shares of the Subsidiary. As a result of the transaction, the Subsidiary became a wholly-owned subsidiary of the Parent and the shareholders of the Subsidiary became the controlling shareholders of the Company. For accounting purposes, the Subsidiary is considered the accounting acquirer, and the historical Balance Sheets, Statements of Operations and Other Comprehensive Income, and Statement of Cash Flow of the Subsidiary are presented as those of the Company.  The historical equity information is that of the Subsidiary, the accounting acquiree. The recapitalization required pursuant to this merger resulted in a negative additional paid-in capital balance.

Organization and Line of Business

The Parent was incorporated on May 5, 2003 in the State of Nevada. The Subsidiary was incorporated on March 6, 2002 in the province of Alberta, Canada.

The Company provides burner and chemical management products and services for the oil and gas industry in the Canadian and US markets.

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Earnings (Loss) Per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 69,190 and 657,359 stock options included in the fully diluted earnings (loss) per share as of June 30, 2015 and 2014, respectively. The common stock equivalents outstanding at June 30, 2015 have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. Basic and diluted earnings (loss) per share for the three months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30,
	2015	2014
Net income (loss) applicable to common shareholders	$(458,813)	$2,220,706
Weighted average shares outstanding	53,214,594	47,922,059
Weighted average fully diluted shares outstanding	53,214,594	48,579,418
Basic earnings per share	$(0.01)	$0.05
Fully diluted earnings per share	$(0.01)	$0.05

Foreign Currency and Comprehensive Income

The Company’s functional currency is the Canadian Dollar (CAD). The financial statements of the Company were translated to U.S. Dollars (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 0.809300 and 0.788786 were used to convert the Company’s June 30, 2015 and March 31, 2015 balance sheets, respectively, and the statements of operations used weighted average rates of 0.811950 and 0.917096 for the three months ended June 30, 2015 and 2014, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified.

Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Operations and Comprehensive Income, and the Consolidated Statements of Stockholders’ Equity.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of June 30, 2015 and March 31, 2015, cash and cash equivalents totaled $17,186,238 and $14,144,796, respectively. As of June 30, 2015 $250,000 USD was guaranteed by the FDIC and $3,413,596 USD was guaranteed by the Province of Alberta, Canada.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $134,635 and $108,641 as of June 30, 2015 and March 31, 2015, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  Inventory consists of finished goods held for sale.  As of June 30, 2015 and March 31, 2015, inventory consisted of the following:

	June 30, 2015	March 31, 2015

Raw materials	$-	$-
Finished goods	11,256,637	11,951,108
Work in process	-	-
Subtotal	11,256,637	11,951,108
Reserve for Obsolescence	(185,601)	(184,573)
Total	$11,071,036	$11,766,535

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

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the asset’s carrying amount. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.

Beginning in fiscal year 2016, we revised the estimated useful lives from 5 to 7 years for furniture and fixtures, and machinery and equipment, 25 to 30 years for buildings, 3 to 5 years for vehicles, and added a software asset type that has a useful life of 2 years.  The change in depreciable lives is considered a change in accounting estimate on a prospective basis from April 1, 2015 and had an immaterial impact on overall financial statements for the period ended June 30, 2015.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015
NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology, as a substantial portion of the purchase price related to the Company’s acquisition of VIM assets has been assigned to patents. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

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

Goodwill is tested for impairment at the reporting unit level. The Company’s three operating segments comprise the reporting unit for goodwill impairment testing purposes.

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

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $20,240 and $15,497 during the three months ended June 30, 2015 and 2014, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax expense (benefit) are (-25%) and 35% for the three months ended June 30, 2015 and 2014, respectively.

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

Research and Development

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development were $304,489 and $271,227 for the three months ended June 30, 2015 and 2014, respectively.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $85,326 and $119,193 during the three months ended June 30, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consist of foreign currency translation gains and losses and unrealized holding gains and losses on available for sale securities.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment Useful Lives
Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Furniture and fixtures	7 Years
Machinery and equipment	7 Years
Buildings	30 Years
Vehicles	5 Years
Computers	3 Years
Software	2 Years

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Office furniture and equipment	$948,871	$937,274
Service and shop equipment	582,662	573,233
Vehicles	2,934,503	3,040,439
Land and buildings	6,782,014	6,746,597
Total property and equipment	11,248,050	11,297,543
Accumulated depreciation	(2,155,170)	(2,021,578)
Net property and equipment	$9,092,880	$9,275,965

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company had the following $0.001 par value authorized stock:

Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

As of June 30, 2015 and March 31, 2015, the Company had 53,226,720 and 53,199,136 shares of common stock issued and outstanding, respectively.

On June 2, 2014, we filed a registration statement on Form S-1 to register shares of our common stock with the Securities and Exchange Commission to be offered to the public by us and by certain selling stockholders named in the registration statement. We also filed amendments to such registration statement on June 19, 2014, June 24, 2014, June 25, 2014, and June 26, 2014. Our net proceeds from the sale of 4,500,000 shares of our common stock by us pursuant to the registration statement was approximately $16,430,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have used and plan to continue using the proceeds from the offering to help fund Company growth initiatives. During the period ended June 30, 2015, the Company issued 27,699 shares of common stock valued at $43,373 for the settlement of restricted stock awards.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 5 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names. The costs of distribution agreements are amortized over the remaining life of agreements.
The costs of the patents are to be amortized over 20 years once the patent has been approved.  Indefinite-lived intangible assets consist of goodwill.

In accordance with ASC 350, Goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value.  The Company’s annual goodwill impairment testing date is March 31 of each year. Intangible assets consisted of the following as of June 30, 2015 and March 31, 2015:

Definite-lived intangible assets

	June 30, 2015	March 31, 2015

Distribution agreements	$42,720	$41,638
Less: Accumulated amortization	(42,720)	(27,757)
Distribution agreements, net	0	13,881
Patents, trademarks, copyrights, and domain names	595,227	580,138
Less: Accumulated amortization	(17,361)	-
Patents, trademarks, copyrights, and domain names, net	577,866	580,138
Total definite-lived intangible assets, net	$577,866	$594,019

Indefinite-lived intangible assets

	June 30, 2015	March 31, 2015

Goodwill	$997,701	$997,701

Estimated amortization expense for the distribution agreements, patents, trademarks, copyrights, and domain names for the next five years consists of the following as of June 30, 2015:

Year Ending March 31
2016	$27,581
2017	29,007
2018	29,007
2019	29,007
2020	29,007

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,
Sales	2015	2014

Canada	$1,401,544	$4,592,982
United States	5,475,699	8,551,852
Total	$6,877,243	$13,144,834

	June 30,	March 31,
Long-lived assets	2015	2015

Canada	$1,236,344	$1,231,434
United States	7,856,536	8,044,531
Total	$9,092,880	$9,275,965

NOTE 7 – STOCK BASED COMPENSATION

The Company did not issue any equity awards during the three months ended June 30, 2015.

The Company recognized $187,406 and $351,364 in expense for the fair value of previously granted stock based compensation vested during the three months ended June 30, 2015, and 2014, respectively. Stock compensation expense is recognized on a pro-rata basis over the vesting period of the equity awards. During the three month periods ended June 30, 2015 the Company recognized $187,406 in compensation expense arising from equity awards issued, leaving $2,070,403 of compensation expense on equity awards to be recognized subsequent to June 30, 2015.

A summary of the status of the Company’s stock option plans as of June 30, 2015 and March 31, 2015 and the changes during each period are presented below:

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2014	3,074,850	1.47
Granted	133,900	4.03
Exercised	(596,635)	0.55
Forfeited	(498,615)	1.39
Expired	-	-
Outstanding, March 31, 2015	2,113,500	1.90

Exercisable, March 31, 2015	907,000	2.27

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2015	2,113,500	1.90
Granted	-	-
Exercised	-	-
Forfeited	(100,000)	1.52
Expired	-	-
Outstanding, June 30, 2015	2,013,500	1.91

Exercisable, June 30, 2015	1,137,600	2.14

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about the Company’s outstanding stock options as of March 31, 2015:

	Total Outstanding and Exercisable March 31, 2015

Strike Price	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
$0.30	110,000	1.88	40,000	0.30
$1.37	1,118,000	4.08	284,000	1.37
$1.75	475,000	2.93	283,000	1.75
$3.85	200,000	4.61	200,000	3.85
$3.95	100,000	4.86	100,000	3.95
$4.03	110,500	5.09	-	4.03
	2,113,500	4.02	907,000	2.27

The following table summarizes information about non-vested options as of the three months ended June 30, 2015:

	Total Outstanding and Exercisable June 30, 2015

Strike Price	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
$0.30	110,000	1.63	40,000	0.30
$1.37	1,058,000	3.83	492,500	1.37
$1.75	435,000	2.68	283,000	1.75
$3.85	200,000	4.36	200,000	3.85
$3.95	100,000	4.61	100,000	3.95
$4.03	110,500	4.84	22,100	4.03
	2,013,500	4.02	1,137,600	2.14

The following table summarizes information about non-vested restricted stock awards as of the three months ended June 30, 2015:

Non-vested options	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	1,206,500	1.58
Stock options issued during the period	-	-
Stock options canceled	(100,000)	1.52
Vested during the period ended June 30, 2015	(230,600)	1.62
Non-vested at June 30, 2015	875,900	1.61

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and March 31, 2015

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-vested restricted stock	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	171,666	4.03
Restricted stock issued during the period	-	-
Restricted Stock canceled	(20,000)	4.03
Vested & settled during the period ended June 30, 2015	(34,332)	4.03
Non-vested at June 30, 2015	117,334	4.03

Non-vested restricted stock units	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	106,907	3.94
Restricted stock units issued during the period	-	-
Restricted stock units canceled	(10,333)	3.98
Vested & settled during the period ended June 30, 2015	(8,334)	3.92
Non-vested at June 30, 2015	88,240	3.94

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month periods ended June 30, 2015 and 2014.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2015.

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

Recent Developments

In recent months we have seen significant erosion in the price of oil and a subsequent decline in the propensity of oilfield companies to invest in both existing operations and in new drilling activities, with many companies reducing budgets from previously anticipated levels. We believe this general decline in industry spending began to affect the Company in third quarter of the past fiscal year, and expect it to have an effect for the foreseeable future.

On May 15, 2015, the Company announced the anticipated departure of Andrew Limpert, Chief Financial Officer (“CFO”), effective June 15, 2015. In addition to his role as CFO, Mr. Limpert resigned from his roles as Director, Treasurer, and Secretary. As part of his separation with the Company, Mr. Limpert received a one-time severance payment of $100,000. Select members of the Company’s Board of Directors are working with the Company’s executive team to identify a qualified successor to Mr. Limpert.

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

Principal Products and Services

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

Recent Product Extension: Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we have sold historically, we extended our product line by acquiring the assets of VIM Injection Management (“VIM”) in November 2014, which extended our brand to include chemical-management systems.

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

Our chemical-management systems monitor and manage this chemical-injection process to ensure that optimal levels of chemicals are injected. This improves the efficiency of the pump and production quality of the well, improves safety for workers that would otherwise be exposed to these chemicals, and improves compliance with pipeline operators. Like our burner-management systems, our chemical-management systems can be monitored and managed remotely via SCADA or other remote-communication systems. We have a pending process-patent for our chemical-management systems.

We frequently assess market needs and look for opportunities to provide quality solutions to the oil and gas producing companies we serve.  Upon identifying a potential market need, we begin researching the market and developing products that might have feasibility for future sale.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Total Revenues

Total revenues during the three months ended June 30, 2015 decreased $6,267,591, or 48%, compared to the comparable period ended June 30, 2014.  This decrease was principally attributable to decreased sales of goods, net, as well as decreased sales of services, net.  Though we expect to continue to deal with a difficult industry environment for some time, we are focusing our resources in geographic areas that we believe will produce the highest level of total revenues and return on investment.

Sales of Goods, Net

Sales of goods, net during the three months ended June 30, 2015 decreased $6,104,542, or 50%, compared to the comparable period ended June 30, 2014. This decrease was principally attributable to the reduced purchasing from companies in the oil and gas industry stemming from budget constraints due to the drastic decline in the underlying commodity prices year over year.

Sales of Services, Net

Sales of services, net during the three months ended June 30, 2015 decreased $163,049, or 20%, compared to the comparable period ended June 30, 2014. The decrease in sales of services, net, was principally attributable to the decrease in overall purchasing by our customers, as services are generally provided on the installation of newly purchased systems. Although the primary purpose of our service team is to support product sales, our service team also provides valuable feedback for our sales and research and development teams as well as a number of auxiliary services for our customers.

Total Cost of Goods Sold

Total cost of goods sold during the three months ended June 30, 2015 decreased $2,144,278, or 38%, compared to the comparable period ended June 30, 2014.

As a percentage of total revenues, total cost of goods sold increased to 52% during the three months ended June 30, 2015, compared to 43% for the comparable period ended June 30, 2014.  This increase was attributable to percentage increases in cost of goods sold-products and -services, an increase in service revenue mix as a percentage of total sales, which carries a lower margin, and a de-leveraging effect due to overhead costs being more difficult to absorb at lower revenue levels.

Cost of Goods Sold-Products

Cost of goods sold-products during the three months ended June 30, 2015 decreased $2,099,709, or 41%, compared to the comparable period ended June 30, 2014, primarily as a result of decreased sales.

 As a percentage of revenues from product sales, cost of goods sold-products increased to 48% during the three months ended June 30, 2015, compared to 41% for the comparable period ended June 30, 2014. This increase is largely attributable to the allocation of overhead costs of some product-related fixed assets associated with storage and inventory management.

Continued development of proprietary product replacements for low-margin resold products could slightly expand gross margin on product sales, over time. We anticipate returning to a more historical margin in the long-run, especially with increased sales, though quarterly results will vary. We expect this migration to historical margin levels will take several quarters.

Cost of Goods Sold-Services

Cost of goods sold-services during the three months ended June 30, 2015 decreased $44,569, or 7%, compared to the comparable period ended June 30, 2014, as a result of decreased sales of service.

As a percentage of service revenues, cost of goods sold-service increased to 90% during the three months ended June 30, 2015, compared to 77% for the comparable period ended June 30, 2014. The percentage increase in cost of goods sold-service was impacted this quarter by increased overhead allocations and declining service revenues.

Gross Profit

Because of the percentage increases in cost of goods sold for both products and services during the period, gross profit during the three months ended June 30, 2015 decreased from 57% to 48% compared to the comparable period ended June 30, 2014.

Total Operating Expenses

Our total operating expenses during the three months ended June 30, 2015 decreased $217,626, or 5%, compared to the comparable period ended June 30, 2014.

As a percentage of total revenues, total operating expenses during the three months ended June 30, 2015 increased from 31% to 56%, compared to the comparable period ended June 30, 2014. While the dollar value of total operating expenses decreased, total revenues declined such that total operating expenses as a percentage of total revenues increased sharply. We anticipate that total operating expenses may decrease in the next period, both in total value and as a percentage of total revenues, as we continue to focus on greater efficiency in our operations.

General and Administrative Expenses

General and administrative expenses during the three months ended June 30, 2015 decreased by $430,585, or 18% compared to the comparable period ended June 30, 2014.

As a percentage of total operating expenses, general and administrative expenses during the three months ended June 30, 2015 decreased from 59% to 51% compared to the comparable period ended June 30, 2014. The decrease in overall costs were due to decreases in commissions, professional fees, travel, and expenses related to the issuance and vesting of stock options. These expense decreases were driven by an entity wide focus to reduce costs without negatively impacting long-term plans to grow the Company in future periods. We will continue to closely evaluate expenses and determine what expense-reduction actions, if any, need to be taken.

Research and Development

Research and development expenses during the three months ended June 30, 2015 increased $33,262, or 12%, compared to the comparable period ended June 30, 2014.

As a percentage of total operating expenses, research and development expenses during the three months ended June 30, 2015 increased from 7% to 8% compared to the comparable period ended June 30, 2014.  This increase was due to the year-over-year expansion of the department’s personnel (and the commensurate increased allocation to research and development of the payroll expense of the same). We will work to leverage our existing personnel to complete current and future projects to further provide solutions in the oilfield.

Payroll Expenses

Payroll expenses during the three months ended June 30, 2015 increased $196,956, or 16%, compared to the comparable period ended June 30, 2014. This year-over-year increase was expected as the Company added personnel in multiple departments since the prior year’s reporting period. The expense was also negatively impacted during the period due to the payments of certain employee separation costs. We anticipate that this expense may decrease and stabilize in the short-term.

As a percentage of total operating expenses, payroll during the three months ended June 30, 2015 increased from 31% to 38% compared to the comparable period ended June 30, 2014. While we anticipate that payroll expenses may decrease and stabilize in the short-term, we have made significant investments in acquiring talented personnel since the prior year’s reporting period, and anticipate these investments will generate increasingly meaningful returns in the coming quarters and years.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended June 30, 2015 decreased $17,260, or 14%, compared to the comparable period ended June 30, 2014. As a percentage of total operating expenses, depreciation remained relatively constant at 3%.

Total Other Income (Expense)

Total other income during the three months ended June 30, 2015 decreased $72,588 compared to the comparable period ended June 30, 2014. During the three months ended June 30, 2015 and 2014, we realized interest expense of  $0 and $0, interest income of $21,123 and $237, other income (expense) of $(108,990) and $3,121, and gain on disposal of fixed assets of  $18,637 and $0, respectively. The decrease in other income during the period was primarily attributable to the effect of exchange rates on certain intercompany balances.

Net Income (Loss) Before Income Taxes

The decreases we realized in total revenues, gross profit and total operating expenses combined to lead to a net loss before income taxes during the three months ended June 30, 2015 of $608,527 compared to net income before income taxes of $3,369,748 during to the comparable period ended June 30, 2014.

As a percentage of total revenues, net loss before income taxes during the three months ended June 30, 2015 represented -9% of total revenues, compared to 26% during the prior-year comparable period. The decline in oil prices–and purchasing–has negatively impacted our revenue and thus decreased our operating leverage and income before taxes. The current industry conditions have elongated the time frame in which we anticipate to see returns from prior investments; however, as we invest strategically, we still expect to realize returns in the coming quarters and years.

Income Tax Expense (Benefit)

Income tax expense during the three months ended June 30, 2015 decreased $1,298,756, or -113%, compared to the comparable period ended June 30, 2014. During the period the Company experienced a net loss before income taxes and therefore had a negative income tax expense during the period.

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

We recognized a foreign currency translation gain during the three months ended June 30, 2015 of $333,372. By comparison, during the three months ended June 30, 2014 we recognized a foreign currency translation gain of $296,436. The changes in translation gain were the result of volatility in foreign exchange rates, specifically between the USD and CAD.

Total Comprehensive Income

For the foregoing reasons, we realized a total comprehensive loss during the three months ended June 30, 2015 of $125,441 compared to total comprehensive income of $2,517,142 during the comparable period ended June 30, 2014.

Liquidity and Capital Resources

Total current assets at June 30, 2015 were $35,536,268 and total assets were $46,739,841 including cash and cash equivalents of $17,186,238.  At June 30, 2015 total current liabilities were $1,555,155, and total liabilities were $2,196,944. Working capital at June 30, 2015 was $33,981,113 compared to $33,766,205 at March 31, 2015.

During the three months ended June 30, 2015 the increase in cash was primarily provided from operations.  See below for additional discussion and analysis of cash flow:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Net cash provided by operating activities	$2,866,505	$1,067,901
Net cash provided by (used in) investing activities	40,215	(1,147,274)
Net Cash provided by (used in) financing activities	(23,526)	78,870
Effect of Exchange rate on cash	158,248	113,917
Net increase in cash	$3,041,442	$113,414

Net cash provided by our operating activities was $2,866,505. During the three months ended June 30, 2015 we realized an increase in cash primarily derived from changes in accounts receivable and inventory. These increases were partially offset by decreases in cash resulting from a net loss of $458,813 during the period.

Accounts receivable decreased during the three months ended June 30, 2015 in part due to lower overall sales levels, but was also impacted by a strong focus on collections of outstanding receivables. We have focused on shortening the collections cycle and bringing our days-sales-outstanding metric down over time. Additionally, inventory decreased during the period primarily because we have sufficient levels of inventory to fill orders without needing to purchase significant volumes of inventory. We will continue to concentrate on filling current orders with existing inventory and working our inventory levels down over time.

During the three months ended June 30, 2015, net cash provided by investing activities was $40,215. This was primarily driven by proceeds from disposal of equipment during the period. We do not have plans to make significant purchases of fixed assets in the short-term.

During the three months ended June 30, 2015, net cash used in financing activities was $(23,526) compared to $78,870 provided by financing activities during the three months ended June 30, 2014.  The cash used in financing activities was related to certain employees surrendering equity awards to cover payroll tax liabilities.

As a result of the net cash provided from operating and investing activities, and the cash used in financing activities, we realized a $3,041,442 net increase in cash during the three months ended June 30, 2015 compared to a $113,414 net increase during the three months ended June 30, 2014.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, and money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure and control procedures were not effective due to material weaknesses identified as part of fiscal year 2015 year-end review of internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Such material weakness conclusions resulted in part due to the lack of formal documentation of the existing control structure, such as documenting our execution of internal controls, as well as an entity-wide conversion to a new enterprise resource planning system (ERP) during the fiscal year, which changed key operations of the business, including sales, operations and accounting. The ERP was implemented to help create long-term process and analytical improvements. Specific remediation initiatives are delineated hereafter in Management’s Remediation Initiatives. For more information on material weaknesses identified by management during our internal assessment, see our Form 10-K for the fiscal year ended March 31, 2015.

Changes in Internal Control over Financial Reporting

During the last quarter of the 2015 fiscal year, the Company began implementing an ERP that provides significantly enhanced visibility into the operations, financial trends, and accounting treatments of the Company. Additionally, we hired a new controller and assistant controller, and put in place enhanced processes and controls over inventory, sales, and other key areas. Collectively, we believe the ERP, enhanced accounting management, and additional processes that have been added since the 2015 fiscal year end, are enhancing—and will continue to enhance—our internal control environment.

Management’s Remediation Initiatives

Management has been actively developing a remediation plan to address the aforementioned deficiencies. Upon reviewing the results of our internal review of internal controls, as well as those of our independent auditor, we have identified many potential initiatives by which to enhance our internal control over financial reporting, including the following:

•	Implement a consistent credit policy for our customers, to ensure we have a documented and reasonable expectation of collection on revenues;

•	Ensure consistent use of order numbers for all customer purchases and services, to be included on each invoice, which can now be automatically generated by our new ERP;

•	Enhance documentation practices, including those for financial-statement reviews, revenues, personnel training, hiring, and purchase authorizations; and

•	Further segregate duties and responsibilities over commission, financial statement review, and other key financial areas, and assign reviewers for the same.

As of the date of this report, Management has already met with key managers regarding our remediation initiatives, and is working to quickly and thoroughly implement the same, beginning with those initiatives that are deemed most valuable or most time consuming to implement.

Limitations on the Effectiveness of Internal Controls

An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this quarterly report on Form 10-Q management is not aware of any material pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject. Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2015, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Item 5.  Other Information

On August 6, 2015, we determined to have Mr. Brenton W. Hatch sign this Form 10-Q and relating certifications as the principal financial officer.  All biographical information relating to Mr. Hatch is included in our previously filed proxy statement, which information is incorporated by reference herein.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1	Separation and Release Agreement among Profire Energy Inc. and Andre W. Limpert, (Incorportated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2015

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 10, 2015	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer and Principal Financial Officer