Form 10-Q
period 2015-09-30
PROFIRE ENERGY INC
filed 2015-11-09
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 001-36378

PROFIRE ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 South 1250 West, Suite 1
Lindon, Utah	84042
Address of principal executive offices)	(Zip Code)

(801) 796-5127
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ]     No [X]

As of November 6, 2015 the registrant had 53,255,275 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and March 31, 2015	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and six month periods ended September 30, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2015 and 2014	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure about Market Risk	25

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

Signatures	29

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30,	March 31,
	2015	2015

CURRENT ASSETS
Cash and cash equivalents	$18,954,290	$14,144,796
Accounts receivable, net	6,706,532	9,462,378
Inventories	9,954,358	11,766,535
Income tax receivable	59,886	-
Prepaid expenses & other current assets	395,385	112,741

Total Current Assets	36,070,451	35,486,450

LONG-TERM ASSETS
Deferred tax asset	575,189	501,921

PROPERTY AND EQUIPMENT, net	8,697,175	9,275,965

OTHER ASSETS
Goodwill	997,701	997,701
Intangible assets, net of accumulated amortization	525,527	594,019

Total Other Assets	1,523,228	1,591,720

TOTAL ASSETS	$46,866,043	$46,856,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$909,115	$1,040,530
Accrued liabilities	819,775	332,229
Income taxes payable	148,426	347,486

Total Current Liabilities	1,877,316	1,720,245

LONG-TERM LIABILITIES
Deferred income tax liability	629,232	631,353

TOTAL LIABILITIES	2,506,548	2,351,598

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,255,275, 53,199,136 shares issued and outstanding, respectively	53,255	53,199
Additional paid-in capital	25,811,085	25,525,050
Accumulated other comprehensive income (loss)	(2,640,128)	(1,888,981)
Retained earnings	21,135,283	20,815,188

Total Stockholders' Equity	44,359,495	44,504,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,866,043	$46,856,056
The accompanying notes are an integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Sales of goods, net	$7,291,846	$14,628,718	$13,503,816	$26,945,230
Sales of services, net	805,448	1,092,214	1,470,721	1,920,536
Total Revenues	8,097,294	15,720,932	14,974,537	28,865,766

COST OF SALES
Cost of goods sold-product	3,445,188	6,469,992	6,413,106	11,537,619
Cost of goods sold-services	623,992	701,497	1,219,530	1,341,604
Total Cost of Goods Sold	4,069,180	7,171,489	7,632,636	12,879,223

GROSS PROFIT	4,028,114	8,549,443	7,341,901	15,986,543

OPERATING EXPENSES
General and administrative expenses	1,660,092	2,866,401	3,638,576	5,275,470
Research and development	295,146	538,793	599,635	810,020
Payroll expenses	1,259,770	1,767,730	2,722,425	3,033,429
Depreciation and amortization expense	137,999	122,928	245,454	247,643

Total Operating Expenses	3,353,007	5,295,852	7,206,090	9,366,562

INCOME FROM OPERATIONS	675,107	3,253,591	135,811	6,619,981

OTHER INCOME (EXPENSE)
Gain on disposal of fixed assets	754	-	19,391	-
Other (expense) income	352,310	(257)	243,320	2,864
Interest income	5,517	7,543	26,640	7,780

Total Other Income (Expense)	358,581	7,286	289,351	10,644

NET INCOME BEFORE INCOME TAXES	1,033,688	3,260,877	425,162	6,630,625

INCOME TAX EXPENSE	254,781	1,182,676	105,067	2,331,718

NET INCOME	$778,907	$2,078,201	$320,095	$4,298,907

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(1,084,519)	$(455,114)	$(751,147)	$(158,678)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(305,612)	$1,623,087	$(431,052)	$4,140,229

BASIC EARNINGS PER SHARE	$0.01	$0.04	$0.01	$0.09

FULLY DILUTED EARNINGS PER SHARE	$0.01	$0.04	$0.01	$0.08

BASIC WEIGHTED AVERAGE NUMBEROF SHARES OUTSTANDING	53,236,979	52,482,823	53,230,892	50,222,367

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,344,291	53,126,287	53,338,204	50,865,831

The accompanying notes are an integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net Income	$320,095	$4,298,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	476,548	247,643
Gain on disposal of fixed assets	(19,391)	-
Common stock issued for services	-	168,004
Bad debt expense	86,494	-
Stock options issued for services	325,334	712,820
Unrealized foreign exchange gain	-	(128,429)
Changes in operating assets and liabilities:
Changes in accounts receivable	2,567,419	(5,961,481)
Changes in income tax receivable	(59,886)	-
Changes in inventories	1,600,797	(1,634,627)
Changes in prepaid expenses	(262,547)	(200,631)
Changes in deferred tax asset	(73,268)	79,208
Changes in accounts payable and accrued liabilities	373,484	2,329,740
Changes in income taxes payable	(193,908)	1,448,850

Net Cash Provided by Operating Activities	5,141,171	1,360,004

INVESTING ACTIVITIES
Proceeds from disposal of equipment	119,935	-
Purchase of fixed assets	(28,572)	(3,720,259)

Net Cash Provided by (Used in) Investing Activities	91,363	(3,720,259)

FINANCING ACTIVITIES
Proceeds from stock issued for cash	-	18,000,000
Stock offering costs	-	(1,529,057)
Value of equity awards surrendered by employees for tax liability	(39,243)	-
Stock issued in exercise of stock options	-	134,711

Net Cash Provided by (Used in) Financing Activities	(39,243)	16,605,654

Effect of exchange rate changes on cash	(383,797)	(30,249)

NET INCREASE IN CASH	4,809,494	14,215,150
CASH AT BEGINNING OF PERIOD	14,144,796	4,456,674

CASH AT END OF PERIOD	$18,954,290	$18,671,824

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$292,082	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 September 30, 2015 and March 31, 2015

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Organization and Summary of Significant Accounting Policies of Profire Energy, Inc. and Subsidiary (the "Company") is presented to assist in understanding the Company's consolidated financial statements.  The Company's accounting policies conform to accounting principles generally accepted in the United States of America (US GAAP).

Organization and Line of Business

The Parent was incorporated on May 5, 2003 in the State of Nevada. The Subsidiary was incorporated on March 6, 2002 in the province of Alberta, Canada.

The Company provides burner and chemical management products and services for the oil and gas industry in Canadian and US markets.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 September 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings (Loss) Per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 107,312 and 643,464 stock options included in the fully diluted earnings (loss) per share as of September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) applicable to common shareholders	$778,907	$2,078,201	$320,095	$4,298,907
Weighted average shares outstanding	53,236,979	52,482,823	53,230,892	50,222,367
Weighted average fully diluted shares outstanding	53,344,291	53,126,287	53,338,204	50,865,831
Basic earnings per share	$0.01	$0.04	$0.01	$0.09
Fully diluted earnings per share	$0.01	$0.04	$0.01	$0.08

Foreign Currency and Comprehensive Income

The functional currency of the Company and its subsidiaries in the U.S. and Canada are the U.S. Dollar (USD) and the Canadian Dollar (CAD), respectively. The Company's financial statements were translated to USD using period-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates. The period-end exchange rates of 0.745600 and 0.788786 were used to convert the Company's September 30, 2015 and March 31, 2015 balance sheets, respectively, and the statements of operations used weighted average rates of 0.789200 and 0.918000 for the six months ended September 30, 2015 and 2014, respectively. All amounts in the financial statements and footnotes are presumed stated in USD, unless otherwise identified.

Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Operations and Comprehensive Income.

The Company recorded aggregate transaction gains of $245,034 and $0 during the six month periods ended September 30, 2015 and 2014, respectively.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 September 30, 2015 and March 31, 2015

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of September 30, 2015 and March 31, 2015, cash and cash equivalents totaled $18,954,290 and $14,144,796, respectively. As of September 30, 2015 $250,000 USD was guaranteed by the FDIC and $74,560 was guaranteed by the Province of Alberta, Canada.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $194,409 and $108,641 as of September 30, 2015 and March 31, 2015, respectively.

Inventories

In accordance with Accounting Research Bulletin No. 43 "Inventory Pricing," the Company's inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost method. As of September 30, 2015 and March 31, 2015, inventory consisted of the following:

	September 30, 2015	March 31, 2015

Raw materials	$-	$-
Finished goods	10,205,991	11,951,108
Work in process	-	-
Subtotal	10,205,991	11,951,108
Reserve for Obsolence	(251,633)	(184,573)
Total	$9,954,358	$11,766,535

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the asset's carrying amount. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.

Beginning in fiscal year 2016, we revised the estimated useful lives from 5 to 7 years for furniture and fixtures, and machinery and equipment, 25 to 30 years for buildings, 3 to 5 years for vehicles, and added a software asset type that has a useful life of 2 years.  The change in depreciable lives is considered a change in accounting estimate on a prospective basis from April 1, 2015 and had an immaterial impact on overall financial statements for the period ended September 30, 2015.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other". The Company capitalizes certain costs related to patent technology, as a substantial portion of the purchase price related to the Company's acquisition of VIM assets has been assigned to patents. Under the guidance, Other Intangible Assets with definite lives are amortized over estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the "FASB") ASC 350, "Intangibles—Goodwill and Other". Goodwill is tested for impairment at the reporting unit level. The Company's three operating segments comprise the reporting unit for goodwill impairment testing purposes.

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

Advertising Costs

The Company classifies advertising expenses as general and administrative. The Company incurred advertising costs of $47,956 and $41,156 in the six months ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, "Share-Based Payment." which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax expense (benefit) are 25% and 35% for the six months ended September 30, 2015 and 2014, respectively.

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities as reported for financial statement and income tax purposes. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if any. The Company makes estimates and judgments in determining the need for a provision for income taxes, including the estimation of taxable income for each full fiscal year.

Research and Development

All costs associated with research and development ("R&D") are expensed when incurred. Costs incurred for R&D were $599,635 and $810,020 in six months ended September 30, 2015 and 2014, respectively.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $143,979 and $271,832 during the six months ended September 30, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consist of foreign currency translation gains and losses, and unrealized holding gains and losses on available-for-sale securities.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment Useful Lives

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Assets	Estimated useful life
Furniture and fixtures	7 Years
Machinery and equipment	7 Years
Buildings	30 Years
Vehicles	5 Years
Computers	3 Years
Software	2 Years

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Office furniture and equipment	$941,298	$937,274
Service and shop equipment	561,131	573,233
Vehicles	2,808,578	3,040,439
Land and buildings	6,690,290	6,746,597
Total property and equipment	11,001,297	11,297,543
Accumulated depreciation	(2,304,122)	(2,021,578)
Net property and equipment	$8,697,175	$9,275,965

NOTE 4 – STOCKHOLDERS' EQUITY

The Company had the following $0.001 par value authorized stock:
Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

As of September 30, 2015 and March 31, 2015, the Company had 53,255,275 and 53,199,136 shares of common stock issued and outstanding, respectively.

On June 2, 2014, the Company filed a registration statement on Form S-1 to register shares of common stock with the Securities and Exchange Commission to be offered to the public by the Company and by certain selling stockholders named in the registration statement. We also filed amendments to such registration statement on June 19, 2014, June 24, 2014, June 25, 2014, and June 26, 2014. The net proceeds from the sale of 4,500,000 shares of common stock pursuant to the registration statement was approximately $16,430,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders. The Company has used and plans to continue using the proceeds from the offering to help fund Company growth initiatives. During the period ended September 30, 2015, the Company issued 56,254 shares of common stock valued at $73,026 for the settlement of restricted stock awards.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 September 30, 2015 and March 31, 2015

NOTE 5 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names. The costs of distribution agreements are amortized over the remaining life of the agreements. The costs of the patents are to be amortized over 20 years once the patent has been approved.  Indefinite-lived intangible assets consist of goodwill.

In accordance with ASC 350, goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value.  The Company's annual goodwill impairment testing date is March 31 of each year. Intangible assets consisted of the following as of September 30, 2015 and March 31, 2015:

Definite-lived intangible assets

	September 30, 2015	March 31, 2015

Distribution agreements	$39,957	$41,638
Less: Accumulated amortization	(39,957)	(27,757)
Distribution agreements, net	-	13,881
Patents, trademarks, copyrights, and domain names	548,377	580,138
Less: Accumulated amortization	(22,850)	-
Patents, trademarks, copyrights, and domain names, net	525,527	580,138
Total definite-lived intangible assets, net	$525,527	$594,019

Indefinite-lived intangible assets

	September 30, 2015	March 31, 2015

Goodwill	$997,701	$997,701

Estimated amortization expense for the distribution agreements, patents, trademarks, copyrights, and domain names for the next five years consists of the following as of March 31, 2015:

Year Ending March 31,
2016	$27,581
2017	29,007
2018	29,007
2019	29,007
2020	29,007

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 and March 31, 2015

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these areas is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Sales	2015	2014	2015	2014

Canada	$1,936,709	$4,940,082	$3,338,253	$9,533,064
United States	6,160,585	10,780,850	11,636,284	19,332,702
Total	$8,097,294	$15,720,932	$14,974,537	$28,865,766

Long-lived assets	September 30, 2015	March 31, 2015

Canada	$1,069,900	$1,231,434
United States	7,627,275	8,044,531
Total	$8,697,175	$9,275,965

NOTE 7 – STOCK BASED COMPENSATION

On July 23, 2015 the Company issued a total of 208,334 shares of restricted stock units to key employees.  The units vest 1/5 each year for 5 years, with the first vesting occurring on the date of grant.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

The Company recognized $325,334 and $880,824 in expense for the fair value of previously granted stock based compensation vested during the six months ended September 30, 2015, and 2014, respectively. Stock compensation expense is recognized on a pro-rata basis over the vesting period of the equity awards. Subsequent to September 30, 2015, $1,568,668 of compensation expense on equity awards remains to be recognized in future periods. A summary of the status of the Company's stock option plans as of September 30, 2015 and March 31, 2015 and the changes during each period are presented below:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 and March 31, 2015

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2014	3,074,850	$1.47
Granted	133,900	4.03
Exercised	(596,635)	0.55
Forfeited	(498,615)	1.39
Expired	-	-
Outstanding, March 31, 2015	2,113,500	$1.90

Exercisable, March 31, 2015	907,000	$2.27

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2015	2,113,500	$1.90
Granted	-	-
Exercised	-	-
Forfeited	(367,600)	1.50
Expired	-	-
Outstanding, September 30, 2015	1,745,900	$1.98

Exercisable, September 30, 2015	1,037,600	$2.19

The following table summarizes information about the Company's outstanding stock options as of March 31, 2015:

	Outstanding Options	Average Remaining	Exercisable	Weighted Average
Strike Price	(1 share/option)	Life (Yrs)	Shares	Exercise Price
$0.30	110,000	1.88	40,000	$0.30
$1.37	1,118,000	4.08	284,000	1.37
$1.75	475,000	2.93	283,000	1.75
$3.85	200,000	4.61	200,000	3.85
$3.95	100,000	4.86	100,000	3.95
$4.03	110,500	5.09	-	4.03
	2,113,500	4.02	907,000	$2.27

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 and March 31, 2015

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about the Company's outstanding stock options as of September 30, 2015:

Strike Price	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
$0.30	110,000	1.38	40,000	$0.30
$1.37	862,000	3.58	452,500	1.37
$1.75	365,000	2.43	223,000	1.75
$3.85	200,000	4.11	200,000	3.85
$3.95	100,000	4.36	100,000	3.95
$4.03	108,900	4.59	22,100	4.03
	1,745,900	3.77	1,037,600	$2.19

The following table summarizes information about non-vested options as of the six months ended September 30, 2015:

Non-vested options	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	1,206,500	$1.58
Stock options issued during the period	-	-
Stock options canceled	(367,600)	1.50
Vested during the period ended September 30, 2015	(230,600)	1.62
Cancellation of previously vested stock options	100,000	1.60
Non-vested at September 30, 2015	708,300	$1.67

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 and March 31, 2015

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about non-vested restricted stock awards as of the six months ended September 30, 2015:

Non-vested restricted stock	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	171,666	$4.03
Restricted stock issued during the period	-	-
Restricted Stock canceled	(20,000)	4.03
Vested & settled during the period ended September 30, 2015	(34,332)	4.03
Non-vested at September 30, 2015	117,334	$4.03

Non-vested restricted stock units	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	106,907	$3.94
Restricted stock units issued during the period	208,334	1.04
Restricted stock units canceled	(76,999)	1.68
Vested, not settled during the period ended September 30, 2015	(39,908)	4.21
Vested & settled during the period ended September 30, 2015	(52,001)	3.92
Non-vested at September 30, 2015	146,333	$1.75

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events", Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three- and six-month periods ended September 30, 2015 and 2014.  For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2015.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on management's beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as "may", "should", "expect", "project", "plan", "anticipate", "believe", "estimate", "intend", "budget", "forecast", "predict", "potential", "continue", "should", "could", "will" or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; employee limitations;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Recent Developments

Over the last year, we have seen significant erosion in the price of oil and a subsequent decline in the propensity of oilfield companies to invest in both existing operations and in new drilling activities, with many companies reducing budgets from previously anticipated levels. We believe this general decline in industry spending began to affect the Company in the third quarter of the past fiscal year, and expect it to have an effect on oilfield companies' purchasing for the foreseeable future.
On May 15, 2015, the Company announced the anticipated departure of Mr. Andrew Limpert, Chief Financial Officer ("CFO"), effective June 15, 2015. In addition to his role as CFO, Mr. Limpert resigned from his roles as Director, Treasurer, and Secretary. As part of his separation with the Company, Mr. Limpert received a one-time severance payment of $100,000.

On September 4, 2015 the Company entered into an employment agreement (the "Agreement") with Mr. Ryan W. Oviatt, and on September 8, 2015, the Company announced the appointment of Mr.  Oviatt as its Chief Financial Officer (effective September 14, 2015). As the Company's Chief Financial Officer, Mr. Oviatt receives an annual salary of $190,000 and participates in the Company's health and retirement benefit plans. He also takes part in a performance-based bonus plan with a maximum annual incentive of $25,000 cash and a grant of 35,000 restricted stock units of the Company's stock.

On September 17, 2015 the Company unveiled its next generation burner-management system designed to operate, monitor, and control more complex, multi-faceted oilfield applications. The newly announced management system, the PF3100, is an advanced management system designed to work with any number of Profire-engineered modules, specific to different applications, thus allowing the system to expertly manage a wide variety of different applications—and possibly environments—in future years. The Company intends to make the system available for sale in the coming months for initial use in the oil and gas industry's natural-draft market, with additional modules planned for the near-future. The Company has been field-testing systems with customers throughout North America.

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

Principal Products and Services

In the oil and natural gas industry, there are numerous demands for heat generation and control.  Oilfield vessels of all kinds, including line-heaters, dehydrators, separators, treaters, amine reboilers and free-water knockout systems, require heat to satisfy their various functions, which is provided by a burner flame inside the vessel.  This burner flame is integral to the operation of the vessel because these vessels use the flame's heat to facilitate the proper function of the vessel. Such functions include separating, storing, transporting and purifying oil and gas (or even water).  For example, the viscosity of oil and moisture content (and temperature) of gas are critical to a number of oilfield processes, and are directly affected by the heat provided by the burner flame inside the vessel. Our burner-management systems help ignite, monitor, and manage this burner flame, reducing the need for employee interaction with the burner, such as for the purposes of re-ignition or temperature monitoring.

As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations such as Regulation 7 in Colorado and B149.3-10 in Alberta.  We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, partly for potential regulatory-satisfaction purposes. However, we continue to assess compliance-interest in the industry, especially given the budgetary constraints we have observed over the last year. We believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch combustion technicians to address this industry need in Canada and throughout the United States.

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

Recent Product Extension: Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we have sold historically, we extended our product line by acquiring the assets of VIM Injection Management ("VIM") in November 2014, which extended our brand to include chemical-management systems.

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

New Product Announcement: PF3100

In September of 2015 the Company unveiled its next generation burner-management system which is designed to operate, monitor, and control more complex, multi-faceted oilfield applications. The newly announced management system, the PF3100, is an advanced management system designed to work with any number of Profire-engineered modules, specific to different applications, thus allowing the system to expertly manage a wide variety of different applications and possibly environments in future years.

Throughout the industry, Programmable Logic Controllers (PLC) are used to operate and manage custom-built oilfield applications. Though capable of the job, PLC's can be expensive, tedious, and difficult to use. Profire's unique solution, the PF3100, can help manage and synchronize custom applications helping oilfield producers meet deadlines and improve profitability through an off the shelf solution with dynamic customization.

The Company intends to make the system available for sale in the coming months for initial use in the oil and gas industry's natural-draft market, with additional modules, possibly including forced-air modules, planned for the near-future. The Company has been field-testing systems with various customers throughout North America.

The Company frequently assesses market needs and looks for opportunities to provide quality solutions to the oil and gas producing companies it serves. Upon identifying a potential market need, the Company begins researching the market and developing products that might have feasibility for future sale.

Results of Operations

Comparison of the three- and six-months ended September 30, 2015 and 2014

Total Revenues

Total revenues during the three- and six-months ended September 30, 2015 decreased $7,623,638 and $13,891,229, or 48% and 48%, respectively, compared to the same periods ended September 30, 2014.  These decreases were attributable to decreased sales of goods, net, as well as decreased sales of services, net. Though we believe these decreases are largely derived from decreased oilfield purchasing, we believe that a continued emphasis on proper resource-allocation and strategic product-development will help yield long-term revenue growth that is increasingly robust and commodity price-impervious. Such will entail investing in geographies and initiatives (e.g. marketing, training, and sales) that we believe will produce the highest level of total revenues and return on investment in the long-run.

Sales of Goods, Net

Sales of goods, net, during the three- and six-months ended September 30, 2015 decreased $7,336,872 and $13,441,414, or 50% and 50%, respectively, compared to the equivalent periods ended September 30, 2014. These decreases were principally attributable to the reduced purchasing from companies in the oil and gas industry stemming from budget constraints due to the drastic decline in the underlying commodity prices year over year. Industry indications are that these reduced purchasing levels—relative to prior-year periods—may persist through the 2016 fiscal year.

Sales of Services, Net

Sales of services, net, during the three- and six-months ended September 30, 2015 decreased $286,766 and $449,815, or 26% and 23%, respectively, compared to the comparable periods ended September 30, 2014. The decrease in sales of services, net, was principally attributable to the decrease in overall capital spend by our customers, as our services are most often provided upon installation of newly purchased systems and maintenance of existing systems. We continue to devise and test potential service revenue opportunities with our customers that we believe present long-term revenue growth opportunities.

Total Cost of Goods Sold

Total cost of goods sold during the three- and six-months ended September 30, 2015 decreased $3,102,310 and $5,246,587, or 43% and 41%, respectively, compared to the equivalent periods ended September 30, 2014.

As a percentage of total revenues, total cost of goods sold increased to 50% and 51% during the three- and six-months ended September 30, 2015, respectively, compared to 46% and 45% for the same periods ended September 30, 2014.  These increases were attributable to percentage increases in cost of goods sold-products and -services, an increase in service revenue mix as a percentage of total sales, which carries a lower margin, and a de-leveraging effect due to overhead costs being more difficult to absorb at lower revenue levels.

Cost of Goods Sold-Products

Cost of goods sold-products during the three- and six-months ended September 30, 2015 decreased $3,024,805 and $5,124,513, or 47% and 44%, respectively, compared to the comparable periods ended September 30, 2014, primarily as a result of decreased sales.

 As a percentage of revenues from product sales, cost of goods sold-products increased to 47% and 47% during the three- and six-months ended September 2015, respectively, compared to 44% and 43% for the comparable periods ended September 30, 2014. These increases were largely attributable to the allocation of overhead costs of some product-related fixed assets associated with storage and inventory-management, which are more difficult to absorb at lower revenue levels.

With increased revenue, we anticipate this recent de-leveraging effect to reverse, in time, allowing us to revert to historical gross margins. We expect such migration back to historical margin levels will take several quarters, and will largely be a function of the industry capital-spend-environment, at least in the short-run.

Cost of Goods Sold-Services

Cost of goods sold-services during the three- and six-months ended September 30, 2015 decreased $77,505 and $122,074, or 11% and 9%, respectively, compared to the same periods ended September 30, 2014, primarily as a result of decreased sales of service.

As a percentage of service revenues, cost of goods sold-service increased to 77% and 83% during the three- and six-months ended September 30, 2015, respectively, compared to 64% and 70% for the equivalent periods ended September 30, 2014. The percentage increase in cost of goods sold-service was impacted during these periods by increased overhead allocations – derived from investments made in the prior fiscal year to support service growth – and declining service revenues compared to the prior year.

Gross Profit

Because of the percentage increases in cost of goods sold for both products and services during the periods discussed above, gross profit during the three- and six-months ended September 30, 2015 decreased from 54% to 50% and from 55% to 49%, respectively, of total revenues compared to the comparable periods ended September 30, 2014.

Total Operating Expenses

Our total operating expenses during the three- and six-months ended September 30, 2015 decreased $1,942,845 and $2,160,471 or 37% and 23%, respectively, compared to the equivalent periods ended September 30, 2014.

As a percentage of total revenues, total operating expenses during the three- and six-months ended September 30, 2015 increased from 34% to 41% and 32% to 48%, respectively, compared to the comparable periods ended September 30, 2014. While the dollar value of total operating expenses decreased, the decrease in total revenues was greater than the decrease in total operating expenses, thus leading to the increase in total operating expenses as a percentage of total revenues.

General and Administrative Expenses

General and administrative expenses during the three- and six-months ended September 30, 2015 decreased by $1,206,308 and $1,636,893, or 42% and 31%, respectively, compared to the same periods ended September 30, 2014.

As a percentage of total operating expenses, general and administrative expenses during the three- and six-months ended September 30, 2015 decreased from 54% to 50% and from 56% to 50%, respectively, compared to the comparable periods ended September 30, 2014. These expense decreases were driven by an entity-wide focus to reduce costs without negatively impacting long-term plans to grow the Company in future periods. We will continue to closely evaluate expenses and determine what actions, if any, need to be taken (e.g. in response to industry, regulatory, or commodity-price changes) in future quarters.

Research and Development

Research and development expenses during the three- and six-months ended September 30, 2015 decreased $243,647 and $210,385 or 45% and 26%, respectively, compared to the comparable periods ended September 30, 2014.

As a percentage of total operating expenses, research and development expenses during the three- and six-months ended September 30, 2015 decreased from 10% to 9% and from 9% to 8%, respectively, compared to the equivalent periods ended September 30, 2014. These decreases were principally attributable to the reduction in department personnel when compared to the prior periods. Additionally, we have refined and focused our efforts on projects with significant return on investment in the short- and long-term, while remaining focused on providing innovative and valuable products and services to our customers. We feel that such will help improve strategic position and capture the greatest value for all of our stakeholders.

Payroll Expenses

Payroll expenses during the three- and six-months ended September 30, 2015 decreased $507,961 and $311,004, or 29% and 10%, respectively, compared to the same periods ended September 30, 2014.  These decreases were in line with expectations as we made significant reductions in our workforce to right-size the Company amid changing industry- and general market-conditions. We anticipate that payroll expense will be relatively stable in the short-term.

As a percentage of total operating expenses, payroll during the three- and six-months ended September 30, 2015 increased from 33% to 38% and from 32% to 38%, respectively, compared to the comparable periods ended September 30, 2014. While we anticipate that payroll expenses may stabilize in the short-term, we made significant investments in acquiring talented personnel in the prior year comparative periods, and anticipate these investments will generate increasingly meaningful returns in the coming quarters and years.

Depreciation Expense

Depreciation expense during the three- and six-months ended September 30, 2015 increased $15,071, or 12%, and decreased $2,189, or 1%, respectively, compared to the comparable periods ended September 30, 2014. The increase in depreciation expense is primarily due to the purchase of multiple fixed assets including additional warehouse space and additional sales and service vehicles in the last fiscal year, which result in a higher ongoing depreciation expense. As a percentage of total operating expenses, however, depreciation remained relatively unchanged, fluctuating between 3% and 4%.

Total Other Income (Expense)

Total other income during the three- and six-months ended September 30, 2015 increased $351,295 and $278,707, respectively, compared to the comparable periods ended September 30, 2014. The increases were primarily attributable to the effect of exchange rates on intercompany transactions. During the three- and six-months ended September 30, 2015, we did not realize any interest expense, however, we realized interest income of $5,517 and $26,640, gain on disposal of fixed assets of $754 and $19,391, and other income of $352,310 and $243,320, respectively.  By comparison, during the three- and six-months ended September 30, 2014, we realized no interest expense or gain on disposal of fixed assets, interest income of $7,543 and $7,780, and other income (expense) of $(257) and $2,864, respectively.

Net Income Before Income Taxes

The decreases we realized in total revenues, total cost of goods sold and total operating expenses combined to decrease net income before income taxes during the three- and six-months ended September 30, 2015 to $1,033,668 and $425,162, respectively, compared to net income before income taxes of $3,260,877 and $6,630,625 during the comparable periods ended September 30, 2014.

As a percentage of total revenues, net income before income taxes during the three- and six-months ended September 30, 2015 represented 13% and 3% of total revenues, compared to 21% and 23% during the prior-year comparable periods. The decline in oil prices–and purchasing–has negatively impacted our revenue and thus decreased our operating leverage and income before taxes. The current industry conditions have elongated the time frame in which we anticipate to see returns from prior investments; however, as we invest strategically, we still expect to realize more significant returns in the coming quarters and years.

Income Tax Expense

Income tax expense during the three- and six-months ended September 30, 2015 decreased $927,895 and $2,226,561 or 78% and 95%, respectively, compared to the same periods ended September 30, 2014. These decreases were a result of the decrease in net income before income taxes. The Company experienced an effective tax rate of 25% and 25% for the three- and six-month periods ended September 30, 2015, compared to effective tax rates of 36% and 35% in prior-year comparable periods. We anticipate our effective tax rate for the balance of the fiscal year will be slightly less than 30%, as we benefit from certain deferred tax items.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in United States dollars ("USD").  Our functional currencies are the USD and the Canadian dollar ("CAD").  Transactions initiated in other currencies are translated to USD using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations.  Equity transactions were translated using historical rates. Therefore, the translation adjustment in our consolidated financial statements represents the translation differences from translation of our financial statements. As a result, the translation adjustment is commonly, but not always, positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements.

Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

We recognized a foreign currency translation loss during the three- and six-months ended September 30, 2015 of $1,084,519 and $751,147, respectively.  By comparison, during the three- and six-months ended September 30, 2014 we recognized a foreign currency translation loss of $455,114 and $158,678, respectively. The changes in translation loss were the result of volatility in foreign exchange rates, specifically between the USD and CAD.

Total Comprehensive Income

For the foregoing reasons, total comprehensive loss during the three- and six-months ended September 30, 2015 was $305,612 and $431,052, respectively, compared to total comprehensive income of $1,623,087 and $4,140,229 in the prior-year comparable periods ended September 30, 2014.

Liquidity and Capital Resources

Total current assets at September 30, 2015 were $36,070,451 and total assets were $46,866,043 including cash and cash equivalents of $18,954,290. At September 30, 2015 total current liabilities were $1,877,316, and total liabilities were $2,506,548.

During the six months ended September 30, 2015 cash was primarily provided from operations.  See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2015	Six months ended September 30, 2014
Net cash provided by operating activities	$5,141,171	$1,360,004
Net cash provided by (used in) investing activities	91,363	(3,720,259)
Net Cash provided by (used in) financing activities	(39,243)	16,605,654
Effect of Exchange rate on cash	(383,797)	(30,249)
Net increase in cash	$4,809,494	$14,215,150

During the six months ended September 30, 2015, net cash provided by our operating activities was $5,141,171. During the six months ended September 30, 2015 the cash provided by operating activities was principally attributable to the decreased balances in both accounts receivable and inventory. We also realized net income, resulting in an increase in cash. These decreases were partially offset by changes in the balances of prepaid expenses, income taxes payable, income tax receivable, and deferred tax asset and liability accounts.

Accounts receivable decreased during the six months ended September 30, 2015 in part due to lower overall sales levels, but was also impacted by a strong focus on collections of outstanding receivables. We have focused on shortening the collections cycle and bringing our days-sales-outstanding metric down over time. Additionally, inventory decreased during the period primarily because we have sufficient levels of inventory to fill orders without needing to purchase significant volumes of inventory.

Over the past year, as a result of the down turn in the industry and commodity price environment, we have focused on cost elimination and reducing the number of orders outstanding with our suppliers to more appropriately match demand. We were highly successful in limiting and reducing purchases, however, there were outstanding orders with the supplier of our flagship burner-management systems that could only be postponed until our third fiscal quarter. Therefore, we may experience a significant one time increase to inventory in the next reporting period. Due to the aforementioned outstanding order, we anticipate receiving inventory shipments valued at approximately $2,000,000 in our third fiscal quarter. We do not expect to see a correlative increase in revenue in the short term. Following the possible increase to inventory, we will concentrate on filling orders with existing inventory and continue working our inventory levels down over time.

During the six months ended September 30, 2015, net cash provided by investing activities was $91,363. This was primarily due to proceeds from disposal of equipment during the period. We do not have plans to make significant purchases of fixed assets in the short-term.

During the six months ended September 30, 2015, net cash used in financing activities was $(39,243). The cash used in financing activities was related to certain employees surrendering equity awards to cover payroll tax liabilities.

As a result of the cash provided from operating and investing activities, offset slightly by the cash used in financing activities, we realized a $4,809,494 net increase in cash in the six months ended September 30, 2015 compared to a $14,215,150 net increase during the six months ended September 30, 2014.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, and money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to our business.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure and control procedures were not effective due to material weaknesses identified as part of fiscal year 2015 year-end review of internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Material weakness conclusions resulted in part due to lack of  documentation of the existing control structure, such as documenting our execution of internal controls, as well as an entity-wide conversion to a new enterprise resource planning system (ERP) during the fiscal year, which changed key operations of the business, including sales, operations and accounting. The ERP was implemented to help create long-term process and analytical improvements. Specific remediation initiatives are delineated hereafter in Management's Remediation Initiatives. For more information on material weaknesses identified by management during our internal assessment, see our Form 10-K for the fiscal year ended March 31, 2015.

Changes in Internal Control over Financial Reporting

During the last quarter of the 2015 fiscal year, the Company began implementing an ERP that provides significantly enhanced visibility into the operations, financial trends, and accounting treatments of the Company. Additionally, we hired a new CFO, controller and assistant controller, and put in place enhanced processes and controls over inventory, sales, and other key areas. Collectively, we believe the ERP, enhanced accounting management, and additional processes that have been added since the 2015 fiscal year end, are enhancing—and will continue to enhance—our internal control environment.

Management's Remediation Initiatives

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

As of the date of this report, Management has already met with key managers regarding our remediation initiatives, and is working to quickly and thoroughly implement the same.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2015, and the quarterly report on form 10-Q for the three months ended June 30, 2015, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Item 6.  Exhibits
  Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1
Separation and Release Agreement among Profire Energy, Inc. and Andrew W. Limpert (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 23, 2015)

Exhibit 10.2	Employment Agreement by and between Profire Energy, Inc. and Ryan W. Oviatt, dated September 4, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 8, 2015)

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	November 9, 2015	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 9, 2015	By:	/s/ Ryan Oviatt
Ryan Oviatt
Chief Financial Officer