Form 10-Q
period 2015-12-31
PROFIRE ENERGY INC
filed 2016-02-08
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015

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

As of February 5, 2016 the registrant had 53,255,275 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2015 (Unaudited) and March 31, 2015	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and nine month periods ended December 31, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2015 and 2014	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure about Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

Signatures	28

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	December 31,	March 31,
	2015	2015
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19,281,501	$14,144,796
Accounts receivable, net	6,515,543	9,462,378
Inventories	10,840,598	11,766,535
Income tax receivable	113,978	-
Prepaid expenses & other current assets	312,547	112,741

Total Current Assets	37,064,167	35,486,450

LONG-TERM ASSETS
Deferred tax asset	669,895	501,921

PROPERTY AND EQUIPMENT, net	8,449,492	9,275,965

OTHER ASSETS
Goodwill	997,701	997,701
Intangible assets, net of accumulated amortization	501,490	594,019

Total Other Assets	1,499,191	1,591,720

TOTAL ASSETS	$47,682,745	$46,856,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,379,019	$1,040,530
Accrued liabilities	594,236	332,229
Income taxes payable	396,089	347,486

Total Current Liabilities	2,369,344	1,720,245

LONG-TERM LIABILITIES
Deferred income tax liability	616,735	631,353

TOTAL LIABILITIES	2,986,079	2,351,598

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares; $0.001 par value, 100,000,000 shares authorized: 53,255,275 and 53,199,136 shares issued and outstanding, respectively	53,255	53,199
Additional paid-in capital	26,152,201	25,525,052
Accumulated other comprehensive income (loss)	(3,122,872)	(1,888,981)
Retained earnings	21,614,082	20,815,188

Total Stockholders' Equity	44,696,666	44,504,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,682,745	$46,856,056

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
REVENUES
Sales of goods, net	$6,515,584	$11,695,016	$20,019,400	$38,640,246
Sales of services, net	1,038,671	821,683	2,509,392	2,742,219
Total Revenues	7,554,255	12,516,699	22,528,792	41,382,465

COST OF SALES
Cost of goods sold-product	2,833,909	5,299,912	9,247,014	16,837,531
Cost of goods sold-services	722,288	674,192	1,941,819	2,015,796
Total Cost of Goods Sold	3,556,197	5,974,104	11,188,833	18,853,327

GROSS PROFIT	3,998,058	6,542,595	11,339,959	22,529,138

OPERATING EXPENSES
General and administrative expenses	1,800,491	2,446,896	5,439,067	7,722,366
Research and development	348,874	521,814	948,508	1,331,834
Payroll expenses	1,230,022	1,591,397	3,952,447	4,624,826
Depreciation and amortization expense	128,793	176,371	374,247	424,014

Total Operating Expenses	3,508,180	4,736,478	10,714,269	14,103,040

INCOME FROM OPERATIONS	489,878	1,806,117	625,690	8,426,098

OTHER INCOME (EXPENSE)
Interest expense	-	(14,222)	-	(14,222)
Gain on disposal of fixed assets	-	9,052	19,391	9,052
Other (expense) income	177,931	(910)	421,251	1,954
Interest income	5,217	6,687	31,857	14,467

Total Other Income (Expense)	183,148	607	472,499	11,251

NET INCOME BEFORE INCOME TAXES	673,026	1,806,724	1,098,189	8,437,349

INCOME TAX EXPENSE (BENEFIT)	194,227	(110,426)	299,295	2,221,292

NET INCOME	$478,799	$1,917,150	$798,895	$6,216,057

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(482,744)	$(381,099)	$(1,233,891)	$(539,777)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,945)	$1,536,051	$(434,997)	$5,676,280

BASIC EARNINGS PER SHARE	$0.01	$0.04	$0.02	$0.12

FULLY DILUTED EARNINGS PER SHARE	$0.01	$0.04	$0.01	$0.12

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,255,275	52,884,358	53,239,087	51,112,924

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,523,081	53,161,058	53,506,778	51,389,624

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	December 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$798,895	$6,216,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	729,695	784,193
Gain on disposal of fixed assets	(19,391)	(9,052)
Bad debt expense	104,252	(14,832)
Stock options issued for services	666,450	1,031,301
Changes in operating assets and liabilities:
Changes in accounts receivable	2,683,035	(3,035,929)
Changes in income tax receivable	(113,978)	-
Changes in inventories	625,368	(4,533,903)
Changes in prepaid expenses	(199,923)	(345,977)
Changes in deferred tax asset	(167,974)	(246,016)
Changes in accounts payable and accrued liabilities	627,765	1,831,277
Changes in income taxes payable	45,417	(478,480)

Net Cash Provided by Operating Activities	5,779,611	1,198,639

INVESTING ACTIVITIES
Proceeds from disposal of equipment	116,524	9,052
Cash paid for asset acquisition	-	(750,000)
Purchase of fixed assets	(62,465)	(5,941,953)

Net Cash Provided by (Used in) Investing Activities	54,059	(6,682,901)

FINANCING ACTIVITIES
Proceeds from stock issued for cash, net of stock offering costs	-	16,424,688
Value of equity awards surrendered by employees for tax liability	(39,243)	-
Stock issued in exercise of stock options	-	197,961

Net Cash Provided by (Used in) Financing Activities	(39,243)	16,622,649

Effect of exchange rate changes on cash	(657,722)	(209,454)

NET INCREASE IN CASH	5,136,705	10,928,933
CASH AT BEGINNING OF PERIOD	14,144,796	4,456,674

CASH AT END OF PERIOD	$19,281,501	$15,385,607

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$14,222
Income taxes	$402,417	$2,890,769
NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition	$-	$1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 December 31, 2015 and March 31, 2015

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015 audited financial statements.  The results of operations for the periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Organization and Summary of Significant Accounting Policies of Profire Energy, Inc. and Subsidiaries (the "Company") is presented to assist in understanding the Company's consolidated financial statements.  The Company's accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP").

Organization and Line of Business

The Parent was incorporated on May 5, 2003 in the State of Nevada. The Subsidiary was incorporated on March 6, 2002 in the province of Alberta, Canada.

The Company provides burner and chemical management products and services for the oil and gas industry in Canadian and United States ("U.S.") markets.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 December 31, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 267,691 and 696,219 equity awards included in the fully diluted earnings (loss) per share as of December 31, 2015 and 2014, respectively.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
Net income applicable to common shareholders	$478,799	$1,917,150	$798,895	$6,216,057
Weighted average shares outstanding	53,255,275	52,884,358	53,239,087	51,112,924
Weighted average fully diluted shares outstanding	53,523,081	53,161,058	53,506,778	51,389,624
Basic earnings per share	$0.01	$0.04	$0.02	$0.12
Fully diluted earnings per share	$0.01	$0.04	$0.01	$0.12

Foreign Currency and Comprehensive Income

The functional currency of the Company and its subsidiaries in the U.S. and Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The Company's financial statements were translated to USD using period-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates. The period-end exchange rates of 0.720900 and 0.788786 were used to convert the Company's December 31, 2015 and March 31, 2015 balance sheets, respectively, and the statements of operations used weighted average rates of 0.775800 and 0.918000 for the nine months ended December 31, 2015 and 2014, respectively. All amounts in the financial statements and footnotes are presented in USD, unless otherwise identified.

Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Operations and Comprehensive Income.

The Company recorded aggregate transaction gains of $428,112 and $0 during the nine months ended December 31, 2015 and 2014, respectively.

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
 December 31, 2015 and March 31, 2015

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of December 31, 2015 and March 31, 2015, cash and cash equivalents totaled $19,281,501 and $14,144,796, respectively. As of December 31, 2015 $250,000 USD was guaranteed by the FDIC and $72,090 USD was guaranteed by the Province of Alberta, Canada.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $211,068 and $108,641 as of December 31, 2015 and March 31, 2015, respectively.

Inventories

In accordance with Accounting Research Bulletin No. 43 "Inventory Pricing," the Company's inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost method. As of December 31, 2015 and March 31, 2015, inventory consisted of the following:

	December 31, 2015	March 31, 2015

Raw materials	$688,830	$-
Finished goods	10,400,207	11,951,108
Work in process	-	-
Subtotal	11,089,037	11,951,108
Reserve for Obsolence	(248,439)	(184,573)
Total	$10,840,598	$11,766,535

Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the asset's carrying amount. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.

Beginning in fiscal year 2016, the Company revised the estimated useful lives from 5 to 7 years for furniture and fixtures, and machinery and equipment, 25 to 30 years for buildings, 3 to 5 years for vehicles, and added a software asset type with a useful life of 2 years.  The change in depreciable lives is considered a change in accounting estimate on a prospective basis from April 1, 2015 and had an immaterial impact on overall financial statements for the period ended December 31, 2015.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 December 31, 2015 and March 31, 2015

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

Goodwill

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the "FASB") ASC 350, "Intangibles—Goodwill and Other". Goodwill is tested for impairment at the reporting unit level. The Company's two operating segments comprise the reporting unit for goodwill impairment testing purposes.

Revenue Recognition

The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.  If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Cost of Sales

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies advertising expenses as general and administrative. The Company incurred advertising costs of $64,632 and $172,464 in the nine months ended December 31, 2015 and 2014, respectively.

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
 December 31, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Parent is subject to U.S. income taxes on a stand-alone basis.  The Parent and its Subsidiaries file separate stand-alone tax returns in each jurisdiction in which they operate.  One Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax expense (benefit) are 27% and 26% for the nine months ended December 31, 2015 and 2014, respectively.

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

Research and Development

All costs associated with research and development ("R&D") are expensed when incurred. Costs incurred for R&D were $948,508 and $1,331,834 in nine months ended December 31, 2015 and 2014, respectively.

Shipping and Handling Fees and Costs

The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $208,881 and $420,290 during the nine months ended December 31, 2015 and 2014, respectively.

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
 December 31, 2015 and March 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment Useful Lives

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful life of the asset. Assets estimated useful lives are as follows:

Assets	Estimated useful life
Furniture and fixtures	7 Years
Machinery and equipment	7 Years
Buildings	30 Years
Vehicles	5 Years
Computers	3 Years
Software	2 Years

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Office furniture and equipment	$956,362	$937,274
Service and shop equipment	560,282	573,233
Vehicles	2,805,416	3,040,439
Land and buildings	6,655,361	6,746,597
Total property and equipment	10,977,421	11,297,543
Accumulated depreciation	(2,527,929)	(2,021,578)
Net property and equipment	$8,449,492	$9,275,965

NOTE 4 – STOCKHOLDERS' EQUITY

The Company had the following $0.001 par value authorized stock:
Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

As of December 31, 2015 and March 31, 2015, the Company had 53,255,275 and 53,199,136 shares of common stock issued and outstanding, respectively.

On June 2, 2014, the Company filed a registration statement on Form S-1 to register shares of common stock with the Securities and Exchange Commission to be offered to the public by the Company and by certain selling stockholders named in the registration statement. The Company also filed amendments to such registration statement on June 19, 2014, June 24, 2014, June 25, 2014, and June 26, 2014. The net proceeds from the sale of 4,500,000 shares of common stock pursuant to the registration statement was approximately $16,430,000, after deducting underwriting discounts, commissions, and estimated offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 December 31, 2015 and March 31, 2015

NOTE 4 – STOCKHOLDERS' EQUITY (CONTINUED)

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

NOTE 5 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names. The costs of distribution agreements are amortized over the remaining life of the agreements. The costs of the patents are to be amortized over 20 years once the patent has been approved.  Indefinite-lived intangible assets consist of goodwill. In accordance with ASC 350, goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value.  The Company's annual goodwill impairment testing date is March 31 of each year. Intangible assets consisted of the following as of December 31, 2015 and March 31, 2015:

Definite-lived intangible assets

	December 31, 2015	March 31, 2015

Distribution agreements	$38,053	$41,638
Less: Accumulated amortization	(38,053)	(27,757)
Distribution agreements, net	0	13,881
Patents, trademarks, copyrights, and domain names	530,211	580,138
Less: Accumulated amortization	(28,721)	-
Patents, trademarks, copyrights, and domain names, net	501,490	580,138
Total definite-lived intangible assets, net	$501,490	$594,019

Indefinite-lived intangible assets

	December 31, 2015	March 31, 2015

Goodwill	$997,701	$997,701

Estimated amortization expense for the distribution agreements, patents, trademarks, copyrights, and domain names for the next five years consists of the following as of March 31, 2015:

Year Ending March 31,
2016	$27,581
2017	29,007
2018	29,007
2019	29,007
2020	29,007

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 December 31, 2015 and March 31, 2015

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these areas is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Sales	2015	2014	2015	2014

Canada	$1,906,031	$3,727,730	$5,244,284	$13,260,794
United States	5,648,224	8,788,969	17,284,508	28,121,671
Total	$7,554,255	$12,516,699	$22,528,792	$41,382,465

Long-lived assets	December 31, 2015	March 31, 2015

Canada	$1,016,084	$1,231,434
United States	7,433,408	8,044,531
Total	$8,449,492	$9,275,965

NOTE 7 – STOCK BASED COMPENSATION

On July 23, 2015 the Company issued a total of 208,334 restricted stock units to key employees.  The units vest 1/5 each year for 5 years, with the first vesting occurring on the date of grant.  On October 30, 2015, the Company issued a total of 320,000 restricted stock units to the independent directors of the Company. Half of the units vested immediately with the remaining half vesting September 17, 2016. The Company estimates the fair value of the units at their intrinsic value at time of granting.

The Company recognized $666,450 and $1,031,300 in expense for the fair value of previously granted stock based compensation vested during the nine months ended December 31, 2015, and 2014, respectively. Stock compensation expense is recognized on a pro-rata basis over the vesting period of the equity awards. Subsequent to December 31, 2015, $1,513,347 of compensation expense on equity awards remains to be recognized in future periods. A summary of the status of the Company's stock option plans as of December 31, 2015 and March 31, 2015 and the changes during each period are presented below:
	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2014	3,074,850	1.47
Granted	133,900	4.03
Exercised	(596,635)	0.55
Forfeited	(498,615)	1.39
Expired	-	-
Outstanding, March 31, 2015	2,113,500	1.90

Exercisable, March 31, 2015	907,000	2.27

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2015	2,113,500	1.90
Granted	-	-
Exercised	-	-
Forfeited	(512,600)	1.52
Expired	-	-
Outstanding, December 31, 2015	1,600,900	1.98

Exercisable, December 31, 2015	913,200	2.29

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 December 31, 2015 and March 31, 2015

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about the Company's outstanding stock options as of March 31, 2015:

	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
Strike Price
$0.30	110,000	1.88	40,000	0.30
$1.37	1,118,000	4.08	284,000	1.37
$1.75	475,000	2.93	283,000	1.75
$3.85	200,000	4.61	200,000	3.85
$3.95	100,000	4.86	100,000	3.95
$4.03	110,500	5.09	-	4.03
	2,113,500	4.02	907,000	2.27

The following table summarizes information about the Company's outstanding stock options as of December 31, 2015:

	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
Strike Price
$0.30	110,000	1.13	40,000	0.30
$1.37	744,000	3.33	346,500	1.37
$1.75	347,500	2.18	206,500	1.75
$3.85	200,000	3.85	200,000	3.85
$3.95	100,000	4.11	100,000	3.95
$4.03	99,400	4.34	20,200	4.03
	1,600,900	3.16	913,200	2.29

The following table summarizes information about non-vested options as of the nine months ended December 31, 2015:

Non-vested options	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	1,206,500	1.58
Stock options issued during the period	-	-
Stock options canceled	(512,600)	1.52
Vested during the period ended Decmeber 31, 2015	(230,600)	1.62
Cancellation of previously vested stock options	224,400	1.52
Non-vested at Decmeber 31, 2015	687,700	2.97

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
 December 31, 2015 and March 31, 2015

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about non-vested restricted stock awards as of the nine months ended December 31, 2015:

Non-vested restricted stock	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	171,666	4.03
Restricted stock issued during the period	-	-
Restricted Stock canceled	(20,000)	4.03
Vested & settled during the period ended Decmeber 31, 2015	(34,332)	4.03
Non-vested at Decmeber 31, 2015	117,334	4.03

Non-vested restricted stock units	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2015	106,907	3.94
Restricted stock units issued during the period	528,334	1.05
Restricted stock units canceled	(76,999)	1.68
Vested, not settled during the period ended Decmeber 31, 2015	(199,908)	1.68
Vested & settled during the period ended Decmeber 31, 2015	(52,001)	1.62
Non-vested at Decmeber 31, 2015	306,333	1.38

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events", Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three- and nine-month periods ended December 31, 2015 and 2014.  For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2015.

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

On September 17, 2015 the Company unveiled its next generation burner-management system designed to operate, monitor, and control more complex, multi-faceted oilfield applications. The newly announced management system, the PF3100, is an advanced management system designed to work with any number of Profire-engineered modules, specific to different applications, thus allowing the system to expertly manage a wide variety of different applications—and possibly environments—in future years. The Company plans on actively marketing the PF3100 in the coming months for initial use in the oil and gas industry's natural-draft market, with additional modules planned for the near-future. The Company has been field-testing systems with customers throughout North America.

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

Principal Products and Services

In the oil and natural gas industry, there are numerous demands for heat generation and control.  Oilfield vessels of all kinds, including line-heaters, dehydrators, separators, treaters, amine reboilers, and free-water knockout systems require heat to satisfy their various functions, which is provided by a burner flame inside the vessel.  This burner flame is integral to the operation of the vessel because these vessels use the flame's heat to facilitate the proper function of the vessel. Such functions include separating, storing, transporting and purifying oil and gas (or even water).  For example, the viscosity of oil and moisture content (and temperature) of gas are critical to a number of oilfield processes, and are directly affected by the heat provided by the burner flame inside the vessel. Our burner-management systems help ignite, monitor, and manage this burner flame, reducing the need for employee interaction with the burner, such as for the purposes of re-ignition or temperature monitoring.

As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations such as Regulation 7 in Colorado and B149.3-10 in Alberta.  We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, partly for potential regulatory-satisfaction purposes. We continue to assess compliance-interest in the industry, especially given the budgetary constraints we have observed over the last year. We believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to address this industry need in Canada and throughout the United States.

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

In the oil and gas industry, chemical injection is used for a wide variety of purposes, including down-hole inhibition of wax, hydrates, and corrosion agents, so that product can flow more efficiently to the wellhead. Once at the wellhead, chemical injection can also be used to further process the oil or gas before it is sent into a pipeline, and with other applications.

Currently, a variety of pumps are used to meter the chemicals injected, but are often inaccurate in injecting the proper amount of chemical, as they may not account for all of the variables that affect how much chemical should be injected (e.g., pressure, hydrogen sulfide concentration, etc.).

Inaccurate injection levels are problematic. Because the chemicals injected are expensive, over-injection causes unnecessary expense for producers. However, under-injection can often result in the creation of poor product (i.e., with wax, hydrate, or corrosion agents) and problems with pipeline audits.

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

Throughout the industry, Programmable Logic Controllers (PLC) are used to operate and manage custom-built oilfield applications. Though capable of the job, PLC's can be expensive, tedious, and difficult to use. Profire's unique solution, the PF3100, can help manage and synchronize custom applications helping oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.

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

Results of Operations

Comparison of the three- and nine-months ended December 31, 2015 and 2014

Total Revenues

Total revenues during the three- and nine-months ended December 31, 2015, decreased $4,962,444 and $18,853,673, or 40% and 46%, respectively, compared to the same periods ended December 31, 2014.  These decreases were attributable to decreased sales of goods, net. These decreases were largely a result of decreased oilfield purchasing which could persist for some time. However, the Company is committed to making appropriate resource allocations to create revenue streams that are more commodity-price impervious. Such plans may take several periods to develop and could entail investing in geographies, products, and initiatives that we believe will produce the highest level of total revenues and return on investment in the long-run.

Sales of Goods, Net

Sales of goods, net, during the three- and nine-months ended December 31, 2015, decreased $5,179,432 and $18,620,846, or 44% and 48%, respectively, compared to the equivalent periods ended December 31, 2014. Due to budget constraints, stemming from current commodity prices, many of our customers are making fewer purchases and the dollar level per purchase is less than in prior-year periods. Based on the current industry environment, we do not anticipate improvement in customer purchasing in the short-term, though we believe the investments we have made, and will continue to make, in product- and market-development will lead to increased sales of goods over the long-term.

Sales of Services, Net

Sales of services, net, during the three- and nine-months ended December 31, 2015, increased $216,988 and decreased $232,827, or 26% and -8%, respectively, compared to the comparable periods ended December 31, 2014. The increase in sales of services during the three-month period was primarily derived from process improvements focused on service billing. These process improvements allowed us to close outstanding service orders provided earlier in the fiscal year, which we could not bill for, or recognize revenue for, until complete supporting documentation was obtained. We do not anticipate that this increase of service revenue, driven by the process improvement, will continue in future periods, although it will allow us to recognize revenue from sales of service in a more timely fashion.

The decrease in sales of services, net, during the nine-month period was principally attributable to the decrease in overall capital spend by our customers, as our services are most often provided upon installation of newly purchased systems and maintenance of existing systems. We have begun providing service for preventative maintenance on a limited basis with certain customers and will look at expanding this opportunity to additional customers as demand for preventative maintenance increases. We continue to devise and test potential service revenue opportunities with our customers that we believe present long-term revenue growth opportunities.

Total Cost of Goods Sold

Total cost of goods sold during the three- and nine-months ended December 31, 2015, decreased $2,417,907 and $7,664,494, or 40% and 41%, respectively, compared to the equivalent periods ended December 31, 2014.

As a percentage of total revenues, total cost of goods sold decreased and increased to 47% and 50% during the three- and nine-months ended December 31, 2015, respectively, compared to 48% and 46% for the same periods ended December 31, 2014.  The decrease we experienced during the three-month period was driven by the increase in the revenue from sales of services as described above. The increase in total cost of goods sold as a percentage of total revenues was primarily attributable to a de-leveraging effect derived from overhead costs being more difficult to absorb at lower revenue levels.

Cost of Goods Sold-Products

Cost of goods sold-products during the three- and nine-months ended December 31, 2015, decreased $2,466,003 and $7,590,517, or 47% and 45%, respectively, compared to the comparable periods ended December 31, 2014, primarily as a result of decreased sales.

 As a percentage of revenues from product sales, cost of goods sold-products decreased and increased to 43% and 45% during the three- and nine-months ended December 31, 2015, respectively, compared to 45% and 44% for the comparable periods ended December 31, 2014. The three-month period decrease was driven by process improvements related to inventory tracking and billing. The nine-month period increase was largely attributable to the allocation of additional overhead costs of some product-related fixed assets associated with storage and inventory-management, which assets did not exist prior to the second quarter of fiscal year 2015.

Cost of Goods Sold-Services

Cost of goods sold-services during the three- and nine-months ended December 31, 2015, increased and decreased $48,097 and $(73,977), or 7% and -4%, respectively, compared to the same periods ended December 31, 2014.

As a percentage of service revenues, cost of goods sold-service decreased to 70% and increased to 77% during the three- and nine-months ended December 31, 2015, respectively, compared to 82% and 74% for the equivalent periods ended December 31, 2014. The three-month period decrease was driven by the leveraging effect related to increased revenues for sales of services during the period. The percentage increase in cost of goods sold-service was impacted during the nine-month period by increased overhead allocations – derived from investments made in the prior fiscal year to support service growth – and declining service revenues compared to the prior year.

Gross Profit

For the reasons discussed above, gross profit during the three- and nine-months ended December 31, 2015 increased from 52% to 53% and decreased from 54% to 50%, respectively, compared to the comparable periods ended December 31, 2014.

Total Operating Expenses

Our total operating expenses during the three- and nine-months ended December 31, 2015, decreased $1,228,298 and $3,388,770 or 26% and 24%, respectively, compared to the equivalent periods ended December 31, 2014.

As a percentage of total revenues, total operating expenses during the three- and nine-months ended December 31, 2015 increased from 38% to 46% and 34% to 48%, respectively, compared to the comparable periods ended December 31, 2014. While the dollar value of total operating expenses decreased, the decrease in total revenues was greater than the decrease in total operating expenses, thus leading to the increase in total operating expenses as a percentage of total revenues. We have made significant changes to our cost structure over the past several periods and will continue to evaluate expenses – and our opportunities to reduce such – without negatively impacting our long-term strategic growth initiatives.

General and Administrative Expenses

General and administrative expenses during the three- and nine-months ended December 31, 2015, decreased by $646,405 and $2,283,299, or 26% and 30%, respectively, compared to the same periods ended December 31, 2014.

As a percentage of total operating expenses, general and administrative expenses during the three- and nine-months ended December 31, 2015 decreased from 52% to 51% and from 55% to 51%, respectively, compared to the comparable periods ended December 31, 2014. These expense decreases were driven by an entity-wide focus to reduce costs without negatively impacting long-term plans to grow the Company in future periods. We will continue to closely evaluate expenses and determine what actions, if any, need to be taken (e.g., in response to industry, regulatory, or commodity-price changes) in future quarters.

Research and Development

Research and development expenses during the three- and nine-months ended December 31, 2015, decreased $172,940 and $383,326, or 33% and 29%, respectively, compared to the comparable periods ended December 31, 2014.

As a percentage of total operating expenses, research and development expenses during the three- and nine-months ended December 31, 2015 decreased from 11% to 10% and remained relatively flat at 9%, respectively, compared to the equivalent periods ended December 31, 2014. Over the past few periods, we have refined and focused our efforts on projects with significant return on investment in the short- and long-term, while remaining focused on providing innovative and valuable products and services to our customers. We feel that these investments in product development will help improve strategic position and capture the greatest value for all of our stakeholders.

Payroll Expenses

Payroll expenses during the three- and nine-months ended December 31, 2015, decreased $361,375 and $672,379, or 23% and 15%, respectively, compared to the same periods ended December 31, 2014.  These decreases were in line with management expectations as we made significant reductions in our workforce to right-size the Company amid changing industry- and general market-conditions. We anticipate that payroll expense will be relatively stable in the short-term.

As a percentage of total operating expenses, payroll during the three- and nine-months ended December 31, 2015 increased from 34% to 35% and from 33% to 37%, respectively, compared to the comparable periods ended December 31, 2014. We anticipate that payroll expenses will remain relatively flat in the short-term, though industry conditions could influence changes in this regard.

Depreciation Expense

Depreciation expense during the three- and nine-months ended December 31, 2015, decreased $47,578 and $49,767, or 27% and 12%, respectively, compared to the comparable periods ended December 31, 2014. The decrease in depreciation expense was primarily driven by improved accuracy in depreciation allocations to appropriate departments and to costs of goods sold. Total depreciation, including allocations, for the nine-months ended December 31, 2015, decreased $83,219 or 11% compared to the same period ended December 31, 2015 as a result of the change in estimated useful lives of certain asset types. As a percentage of total operating expenses, however, depreciation remained relatively unchanged, fluctuating between 3% and 4%.

Total Other Income (Expense)

Total other income during the three- and nine-months ended December 31, 2015, increased $182,541 and $461,248, respectively, compared to the comparable periods ended December 31, 2014. The increases were primarily attributable to the effect of exchange rates on intercompany transactions. During the three- and nine-months ended December 31, 2015, we did not realize any interest expense, however, we realized interest income of $5,217 and $31,857, gain on disposal of fixed assets of $0 and $19,391, and other income of $177,931 and $421,251, respectively.  By comparison, during the three- and nine-months ended December 31, 2014, we realized interest expense of $(14,222), no gain on disposal of fixed assets, interest income of $6,687 and $14,467, and other income (expense) of $(910) and $1,954, respectively.

Net Income Before Income Taxes

The decreases we realized in total revenues, total cost of goods sold and total operating expenses combined to decrease net income before income taxes during the three- and nine-months ended December 31, 2015 to $673,026 and $1,098,189, respectively, compared to net income before income taxes of $1,806,724 and $8,437,349 during the comparable periods ended December 31, 2014.

As a percentage of total revenues, net income before income taxes during the three- and nine-months ended December 31, 2015 represented 9% and 5% of total revenues, compared to 14% and 20% during the prior-year comparable periods. The decline in oil prices–and customer purchasing–has negatively impacted our revenue and thus decreased our operating leverage and income before taxes. The current industry conditions have elongated the time frame in which we anticipate to see returns from prior investments; however, as we invest strategically, we still expect to realize more significant returns in the coming quarters and years.

Income Tax Expense

Income tax expense during the three- and nine-months ended December 31, 2015, increased $304,653 and decreased $1,921,997 respectively, compared to the same periods ended December 31, 2014. For the three-month period, the increase in income tax expense was driven by the fact that in the prior-year period, we experienced a negative income tax expense due to a true up of deferred tax asset and liability accounts after the fiscal 2014 tax filing had been completed. The decrease for the nine-month period was a result of the decrease in net income before income taxes. The Company experienced an effective tax rate of 29% and 27% for the three- and nine-month periods ended December 31, 2015, compared to effective tax rates of -6% and 26% in prior-year comparable periods. We anticipate our effective tax rate for the balance of the fiscal year will be slightly less than 30%, as we benefit from certain deferred tax items.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in USD.  Our functional currencies are the USD and the CAD.  Transactions initiated in other currencies are translated to USD using year-end exchange rates for the balance sheet and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. Therefore, the translation adjustment in our consolidated financial statements represents the translation differences from translation of our financial statements. As a result, the translation adjustment is commonly positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

We recognized a foreign currency translation loss during the three- and nine-months ended December 31, 2015 of $482,744 and $1,233,891, respectively.  By comparison, during the three- and nine-months ended December 31, 2014 we recognized a foreign currency translation loss of $381,099 and $539,777, respectively. The changes in translation loss were the result of volatility in foreign exchange rates, specifically between the USD and CAD.

Total Comprehensive Income

For the foregoing reasons, total comprehensive income (loss) during the three- and nine-months ended December 31, 2015 was $(3,945) and $(434,997), respectively, compared to total comprehensive income of $1,536,051 and $5,676,280 in the prior-year comparable periods ended December 31, 2014.

Liquidity and Capital Resources

Total current assets at December 31, 2015 were $37,064,167 and total assets were $47,682,745 including cash and cash equivalents of $19,281,501. At December 31, 2015 total current liabilities were $2,369,344, and total liabilities were $2,986,079. During the nine months ended December 31, 2015 cash was primarily provided from operations.  See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2015	Nine months ended December 31, 2014
Net cash provided by operating activities	$5,779,611	$1,198,639
Net cash provided by (used in) investing activities	54,059	(6,682,901)
Net cash provided by (used in) financing activities	(39,243)	16,622,649
Effect of Exchange rate on cash	(657,722)	(209,454)
Net increase in cash	$5,136,705	$10,928,933

During the nine months ended December 31, 2015, net cash provided by our operating activities was $5,779,611. During the nine months ended December 31, 2015, the cash provided by operating activities was principally attributable to the decreased balance in accounts receivable and realization of net income for the period. Additionally, adjustments for non-cash related expenses and changes in the balances of operating asset and liability accounts contributed to the overall cash provided from operating activities for the period.

Accounts receivable decreased during the nine months ended December 31, 2015, in part due to lower overall sales levels, but has also been impacted by a strong focus on collections of outstanding receivables during the fiscal year. We have focused, and will continue to focus, on shortening the collections cycle and bringing our days-sales-outstanding metric down over time.

During our third fiscal quarter, we experienced a significant increase in inventory of nearly $900,000, when compared to the prior period. As previously discussed, there were outstanding orders with the supplier of our flagship burner-management systems that could only be postponed until our third fiscal quarter, which we received during the period. We do not expect to see a correlative increase in revenue in the short term. We will continue concentrating on filling orders with existing inventory and working our inventory levels down over time.

During the nine months ended December 31, 2015, net cash provided by investing activities was $54,059. This was primarily due to proceeds from disposal of equipment during the period. We do not have plans to make significant purchases of fixed assets in the short-term.

During the nine months ended December 31, 2015, net cash used in financing activities was $(39,243). The cash used in financing activities was related to certain employees surrendering equity awards to cover payroll tax liabilities.

As a result of the cash provided from operating and investing activities, offset slightly by the cash used in financing activities, we realized a $5,136,705 net increase in cash in the nine months ended December 31, 2015 compared to a $10,928,933 net increase during the nine months ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

Since the third quarter of the 2015 fiscal year, the Company began implementing an ERP that provides significantly enhanced visibility into the operations, financial trends, and accounting treatments of the Company. We also hired a new controller and assistant controller, and put in place enhanced processes and controls over inventory, sales, and other key areas. Additionally, in September 2015, we hired a new CFO with extensive experience in process improvement, change management, and internal control implementation. Collectively, we believe the ERP, enhanced accounting management, and additional processes that have been added since the 2015 fiscal year end, are enhancing—and will continue to enhance—our internal control environment.

Management's Remediation Initiatives

Management has developed a remediation plan to address the aforementioned deficiencies. Upon reviewing the results of our internal review of internal controls, as well as those of our independent auditor, we have identified many potential initiatives by which to enhance our internal control over financial reporting, including the following:

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

As of the date of this report, Management has implemented several new processes to address many of the items noted above and is testing the effectiveness of these processes and associated controls.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2015, and the quarterly reports on form 10-Q for the three months ended June 30, and six months ended September 30, 2015, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on June 26, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-196462).  The registration statement related to 6,000,000 shares of our common stock; 4,500,000 shares were sold by the Company and 1,500,000 shares were sold by certain selling stockholders.  On July 2, 2014, we sold 4,500,000 shares of our common stock at the price of $4.00 per share, for an aggregate sale price of $18,000,000. The net proceeds from the sale of 4,500,000 shares of common stock pursuant to the registration statement was approximately $16,430,000, after deducting underwriting discounts, commissions, and estimated offering expenses payable by the Company.
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

PROFIRE ENERGY, INC.

Date:	February 8, 2016	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	February 8, 2016	By:	/s/ Ryan Oviatt
Ryan Oviatt
Chief Financial Officer