Form 10-K
period 2016-03-31
PROFIRE ENERGY INC
filed 2016-06-13
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended March 31, 2016

OR

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from ________ to _________

Commission File Number 001-36378

PROFIRE ENERGY, INC.
(Name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 South 1250 West, Suite 1 Lindon, Utah 84042 (Address of principal executive offices) Telephone Number – Area Code (801) 796-5127

Securities registered pursuant to section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ

Securities registered pursuant to section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes  ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold, as of the last business day of the our most recently completed second fiscal quarter was approximately $23,789,064.

As of June 6, 2016, the registrant had 53,316,134 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement—which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant's fiscal year ended March 31, 2016—are incorporated by reference into Part III of this report.

PROFIRE ENERGY, INC.

Unless otherwise indicated by the context, references herein to the "Company", "Profire", "we", our" or "us" means Profire Energy, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors.  Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on management's beliefs and assumptions and on information currently available to management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as "may", "should", "expect", "project", "plan", "anticipate", "believe", "estimate", "intend", "budget", "forecast", "predict", "potential", "continue", "should", "could", "will" or comparable terminology or the negative of such terms are intended to identify forward-looking statements, however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; employee limitations; or delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

PART I

Item 1.  Business

Overview

Profire is an oilfield technology company, providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the creation of burner-management systems, used on a variety of oilfield natural-draft fire tube vessels, and primarily sell our products and services throughout North America. Our experienced team of industry service professionals also provides supporting services for our products.

We were originally incorporated in the State of Nevada on May 5, 2003. Since October 2008, we have been primarily engaged in the business of developing combustion management technologies for the oil and gas industry.

Fiscal Year Highlights

This was a difficult fiscal year not only for the Company, but also for our industry. The commodity price decline, and its impact on capital spending throughout the oil and gas industry, impacted customers greatly and consequently impacted our ability to grow in line with our historical patterns. However, in the midst of the industry downturn we have launched a product platform, the PF3100, which we hope will enable the Company to enter new markets and industries. Consistent with our historical objectives, the Company has avoided debt and continued to generate positive cash flow, allowing the Company many options for the use of capital in future periods. Along with the hiring of our new CFO, we believe we have taken positive steps this year to better serve the needs of our customers and ultimately deliver long-term value to all of the Company's stakeholders.

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

As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  We believe, despite the industry down turn, there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, partly for potential regulatory-satisfaction purposes. We continue to assess compliance-interest in the industry, especially given the budgetary constraints we have observed over the last year. We believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to address this industry need in Canada and throughout the United States.

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

            Recent Product Extension: PF3100

In September of 2015, the Company unveiled its next generation burner-management system which is designed to operate, monitor, and control more complex, multi-faceted oilfield applications. The newly announced management system, the PF3100, is an advanced management system designed to work with any number of Profire-engineered modules, specific to different applications, thus allowing the system to expertly manage a wide variety of applications and possibly whole new environments in future years.

Throughout the industry, Programmable Logic Controllers (PLC) are used to operate and manage custom-built oilfield applications. Though capable, PLC's can be expensive, tedious, and difficult to use. Our unique solution, the PF3100, can help manage and synchronize custom applications helping oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  The Company has begun selling the PF3100 for initial use in the oil and gas industry's natural-draft market, with additional modules, including forced-air modules, planned for the near-future.

The Company frequently assesses market needs though participating in industry conferences and soliciting feedback from existing and potential customers and looks for opportunities to provide quality solutions to the oil and gas producing companies it serves. Upon identifying a potential market need, the Company begins researching the market and developing products that might have feasibility for future sale.

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

Some of these products are resold from third parties (e.g., solar packages), while some are proprietary (e.g., flare stack igniter) or patent-pending (e.g., inline pilot and valve technologies). We intend to continue developing proprietary products to help enhance our margin on some of these complementary products.

Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we have sold historically, we extended our product line by acquiring the assets of VIM Injection Management ("VIM") in November 2014, which extended our brand to include chemical-management systems.

Chemical injection is used for a wide variety of purposes in the oil and gas industry including down-hole inhibition of wax, hydrates, and corrosion agents, so that product can flow more efficiently to the wellhead. Once at the wellhead, chemical injection can also be used to further process the oil or gas before it is sent into a pipeline, and with other applications.

Currently, a variety of pumps are used to meter the chemicals injected, but are often inaccurate in injecting the proper amount of chemical, as they may not account for all of the variables that affect how much chemical should be injected (e.g., pressure, hydrogen sulfide concentration, etc.) nor the optimal efficiency rates of varying pump systems.

Inaccurate injection levels are problematic because the chemicals injected are expensive; over-injection causes unnecessary expense for producers. However, under-injection can often result in the creation of poor product (i.e., with wax, hydrate, or corrosion agents) and cause problems with pipeline audits.

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

Principal Markets and Distribution Methods

In our experience, the oil and gas industry does not typically centralize purchasing decisions of relatively inexpensive products, such as our products and services. Therefore, we place a strong emphasis on developing relationships with customers at the field-level, with the intention to eventually show regional- or corporate-management the benefits of our systems in the fields in which we have had a presence, with the hope of expediting the adoption process for that customer. It should be noted, however, that operating and capital budgets—set by head offices of our customers—can have an effect on the ability of our field-level customers to purchase our products. In light of the increasingly challenging industry environment, we have seen a significant reduction in the capital budgets of our customers over the past year.

Because of this relationship-based purchasing structure, we emphasize sales directly to the producers rather than distributor-derived sales. However, we have had success in working with Original Equipment Manufacturers (OEM) which manufacture the production and processing equipment on which our products are utilized. While these OEMs manufacture many vessels which are intended for new wells, some of their products are intended to replace old or defective vessels on existing wells. Furthermore, we have had success in working with strategic partners that deliver instrumentation and electrical (I&E) services in the industry. When drilling activity is high in the industry, these OEMs and I&Es can provide us with a relatively easy-to-scale sales channel.

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

Due to the aforementioned relationship-based purchasing structure of our customers, we believe that hiring qualified sales personnel has helped us generate interest for our products.  We hope to leverage our presence in various regions of North America, such as the Marcellus, Permian, Bakken, and Eagle Ford, among others, where we have working relationships with key customers, and customer-accessibility is enhanced by having nearby Profire offices. Although sales of our products and services have not been dependent on regulation of our products, especially where enforcement of such regulation has often been unpredictable, we do feel that it has enhanced our sales environment in certain geographies.  In the current industry environment, enforcement has appeared to become less restrictive.  We do consider legislative and regulatory trends when contemplating strategic decisions, such as new products, office locations, and distribution channels. We believe that increased regulation—especially when coupled with consistent enforcement—may influence potential customers to purchase our products or services.

Initially our sales efforts were focused primarily in Western Canada, with an office in Edmonton, Alberta. Given our success in that market, we determined to expand our sales efforts to other markets, including the U.S. market.  Pursuant to our development strategy, we purchased office and warehouse space in the United States in Lindon, Utah in 2010. We currently have six offices located throughout the United States and one office in Canada. Given the current condition of the oil and gas industry, in the short-run it is unlikely that we will be able to continue our historical sales-growth trajectory, though we are still optimistic about the long-term sales-growth prospects and industry-adoption of our products as our customer base continues to increase. Recurring revenue possibilities and other high-scalability initiatives will become increasingly important for us as we pursue new levels of market penetration, stabilize revenue and net income and prepare for future growth.

In addition to developing a larger presence in international markets in future years, the PF3100 platform will serve as the base for products intended for applications outside of the oil and gas industry (as well as for new applications within the oil and gas industry). We believe diversifying into industries outside of oil and gas will better position the Company to continue to grow and create enhanced shareholder value in the future.  We have created an internal committee focused on expanding our product footprint to other industries and may engage with third-party consultants to assist in exploring the most appealing markets and opportunities. Despite the industry down turn, we are committed to investing resources to this process and hope to report significant progress in the coming reporting periods.

Competition

Based on our experience, we believe most of the other companies in our industry are either smaller service companies or product retailers who sell products but have a limited sales and service department to both promote and support their products.  A significant portion of our sales comes from our legacy burner-management systems where there are several companies marketing similar burner-management products.  They include SureFire, Platinum, and ACL. Some larger conglomerates, such as Siemens, Honeywell, and others, manufacture burner-management systems for very sophisticated refinery environments and some larger (e.g., forced-air) systems in the oilfield, but they have not, historically, emphasized sales for natural draft smaller- and mid-size oilfield applications. Relative to our competition, we believe our product-offering tends to be about average in price, but with above-average capability, reliability, and product-support.

Our competitors tend to be focused regionally, with operations that are limited to areas close to their headquarters.  While we believe price is a significant component of competition within our industry, we believe the most important competitive factors are performance, quality, reliability, durability, and installation/service expertise.  To that end, we have primarily sought to first create high-quality and innovative products, then to constrain costs without compromising those primary characteristics. We believe this approach will help us continue to remain highly competitive in the industry, especially in the long-run. To help assure our customers of our commitment to quality and safety, our burner-management systems have been certified to comply with CSA and UL ratings.

We recognize the related industry-markets we plan to enter are highly competitive, and as our segment within the industry grows and matures we expect additional companies will seek to enter.  Many of these companies may be more highly capitalized, more experienced, more recognized or better situated to take advantage of market opportunities. To that end, we emphasize the concept of scalability throughout our organization, in an effort to help our systems, processes, and people be prepared for continued competitiveness as we grow. Additionally, because we were an early-mover in the burner-management market, we have the advantage of established relationships with both suppliers and customers, which helps create a barrier to new entrants.

Sources and Availability of Raw Materials

We have a limited number of contracts in place with parties from whom we acquire the parts used to manufacture our products.  However, we believe there are adequate alternative sources for the parts needed to manufacture our products available to us should they be needed.  In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components for our systems.  However, some of the components that we resell, such as some of our valve products, are available from a limited number of suppliers. If our access to such products became constricted, we could experience a material adverse impact on our results of operations or financial condition. We anticipate our dependency on these limited componentry suppliers could diminish in the future with increased proprietary-product development. As we anticipate continued development of proprietary products—we expect to review vendor relationships to help ensure we are working with suppliers that best meet our needs and the needs of our customers.

Because many of the component parts we use are relatively low-priced and readily available, we do not anticipate that a sudden or dramatic increase in the price (or decrease in supply) of any particular part would have a material adverse effect on our results of operations or financial condition even if we were unable to increase our sales prices proportionate to any particular price increase.  If we experienced a significant increase in the cost of a significant number of the parts we use to build our systems, such could have a material adverse impact on our results of operations or financial condition until we are able to adjust our sales prices accordingly, which could potentially help mitigate the effect of such cost increases.

We contract with a third-party fabricator to manufacture our burner-management and chemical-management systems, along with other proprietary products.  We believe this has provided us with improved manufacturing efficiencies.  Additionally, the use of a third-party fabricator enables the Company to concentrate our capital on liquidity maintenance, research and development projects, and other strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturer is able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system.  Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing, and ensure the programming for each system is ready for the anticipated environment of the customer.  Shipments to us (from our manufacturer) are usually limited to approximately 300 systems, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire process is typically completed within sixty days of the manufacturer receiving our purchase order.

In 2014, our manufacturer established an additional office, located in Arizona, which enhances our supply chain efficiency, and also provides a contingency in the event that our manufacturer's main location in Alberta, Canada is rendered dysfunctional or inefficient. While we have a contract in place with this manufacturer, should we lose its services, for whatever reason, we believe we inventory sufficient product to meet our customers' needs in the event of short-term supply chain disruptions.  We also believe we have adequate alternative manufacturing sources available, and that while such a loss might result in a temporary short-term disruption, we do not anticipate it would result in a materially adverse impact in our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time.  We periodically seek alternative manufacturing options to ensure our current fabricator is competitive in price, manufacturing quality and fulfillment speed, to ensure we have the ability to scale our production levels based on customer demand and market conditions.

Dependence upon Major Customers

During the fiscal years ended March 31, 2016 and 2015, the following customers accounted for more than 10% of our total revenues. The loss of this major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows:

	For the Years Ending March 31,
Customer	2016	2015
Chesapeake Energy	9%	11%

Patents, Trademarks and Other Intellectual Property

Although we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright, we have pursued the acquisition of intellectual property for a number of our products.

We have filed or acquired several patent applications for various product innovations both domestically and internationally.  Management will continue to assess the strategic and financial value of each potential patent as we develop various intellectual properties. The provisional and/or non-provisional applications we have filed thus far are intended to protect:

•	inline pilot technologies to increase efficiency and reliability of pilot light performance in a variety of climates;

•	software technology within a modular burner management system; and

•	certain valve-related technologies.

Additionally, a patent was issued related to our chemical-management system and its process for supplying a chemical agent to a process fluid. The Company was also issued a patent for an internal coil technology, though we do not feel that this issued patent will have a material benefit for the Company.

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

Effects of Existing or Probable Governmental Regulation on our Business

We believe that our products can improve regulatory compliance of our customers.  Regulations concerning emissions, safe burner ignition methods, data logging, or other regulatory dimensions that could be related to our products, may impact our customers and markets.  Examples of such regulations are provided below:

•
B149.3-10, which has evolved in recent years and is effective for Alberta, governs the safety precautions that must be met concerning the ignition of the pilot and the main burner in Canada.  It allows a programmable control to be used, if the controller complies with certain certification requirements promulgated by the CSA.

•
Regulation 7, which was passed during fiscal year 2014 by the Colorado Department of Public Health and Environment, requires that combustion devices installed after May 1, 2014, be equipped with an auto-igniter and all existing combustion devices to be equipped with an auto-igniter by May 1, 2016.

•
R307-503-3 (b) & (c), which was passed during fiscal year 2014 by the Utah Department of Air Quality, mandated that all new open and enclosed burners must have an auto-igniter beginning January 1, 2015. The rule requires the two largest oil- and gas-producing counties in the state to retrofit all existing enclosed burners with auto-igniters by December 1, 2015, and all other counties to comply by April 1, 2017.

•
Order 25417, which was passed by North Dakota's Industrial Council, is a new rule effective April 1, 2015, requiring producers to condition crude oil before transportation and prove oil temperature is above 110 degrees Fahrenheit, to burn off toxic gases from the oil.

Our burner management systems design enables our products to help companies become compliant with the aforementioned and other regulations. While these laws are relatively new to the states and the industry, we intend to continue following their implementation and enforcement in the coming months and years.  However, given the current industry environment, there does not seem to be a focus on enforcement by these governing bodies, and we recognize that much of this out of our control. We have assigned a number of sales/service professionals to these specific geographic areas, to ensure we have a strong presence in the states and basins with specific regulation.  We are following other potential regulatory changes that could affect our business, and intend to plan for (and respond to) any resulting changes appropriately.

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

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems.  During the years ended March 31, 2016 and March 31, 2015, we spent $899,013 and $1,832,671 respectively, on research and development programs. None of these research and development costs were borne by our customers pursuant to customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

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

During the fiscal years ended March 31, 2016 and 2015 we did not incur material direct costs to comply with applicable environmental laws.  There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Employees

As of March 31, 2016, we had a total of 93 employees, 89 of whom were full-time employees. Of our total employees, 19 were sales department personnel, including sales administration and management, and 14 were service department personnel. In addition, we have also subcontracted a limited number of individuals to provide service- and administrative-related services.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information with the Commission.  The public may read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may access these reports, proxy statements and information statements and other information regarding issuers that file electronically with the Commission at its website www.sec.gov.  We provide free access to our filings with the Commission, as soon as reasonably practicable after filing, on our website located at www.ProfireEnergy.com.

Item 1A.      Risk Factors

In addition to the risks discussed throughout this report we are subject to the following risks.

Forward-looking statements may prove to be inaccurate.

In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the 1934 Act. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of "bespeaks caution" and other protections.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be different from any future results, performance and achievements expressed or implied by these statements. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results.

Risks Relating to our Business
Changes in the level of capital-spending by our customers could materially and adversely impact our business and financial condition.

Our principal customers are oil and natural gas exploration and production companies.  Thus, the results of our operations and financial condition depend on the level of capital spending by our customers.  The energy industry's level of capital spending is tied to the prevailing commodity prices of natural gas and crude oil.  Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can economically produce, and volatility in commodity prices may make our customers reluctant to invest in oilfields where our products would be used.  Although our products can enhance the operational efficiency of producing wells, a prolonged or substantial downturn in market price could lead to reductions or delays in the capital spending of our clients and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

We depend on our customers' willingness to make operating and capital expenditures to transport, refine and produce oil and natural gas. Industry conditions are influenced by numerous factors over which we have no control, such as:

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

The volatility of the oil and gas industry and the consequent impact on the transportation, refinement and production of oil and natural gas could cause a decline in the demand for our products and services, which could have a material adverse effect on our business.  Major declines in oil and natural gas prices since July 2014 (when prices were at approximately $100 per barrel) have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of the declines in oil and natural gas prices, most exploration and production companies have shut down or substantially reduced drilling programs and have asked vendors to make pricing concessions.

Changes in the dependence on crude oil and natural gas as major energy sources worldwide could materially and adversely impact our business and financial condition.

Our principal customers are oil and natural gas exploration and production companies. If new energy sources are further developed and adopted, our principal customers could experience a decline in demand for their products. If demand for our customer's products decreases, the business and financial condition of our customers could be materially and adversely impacted. Significant negative financial impact of our customers could reduce the demand for our products and services, which could have a material adverse effect on our business.

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

A sizable portion of our consolidated revenue and consolidated operating in Canadian dollars.  As a result, we are subject to significant risks, including:

•	foreign currency exchange risks resulting from changes in foreign currency exchange rates and the execution of controls in this area;

•	limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries.

The Canadian dollar lost substantial value compared to the United States Dollar (USD) during fiscal year 2016. Foreign exchange rate fluctuations negatively impacted our financial results in fiscal year 2016 and if there is prolonged downturn in the Canadian Dollar/USD exchange rate it could have a material adverse impact on our business and financial condition.

The competitive nature of the oilfield services industry could lead to an increase of direct competitors.

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

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and attention. They may also delay the realization of the benefits we anticipate when we enter into a transaction.   Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business and financial condition.

Our proposed business strategies described in this Annual Report on Form 10-K incorporate our management's current analysis of potential markets, opportunities and difficulties that we face.

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

Our operations are subject to hazards inherent in our technology's use in oilfield service operations, oilfield development and oil production activities, including fire, explosions, blowouts, spills and damage or loss from natural disasters, each of which could result in substantial damage to the oil-producing formations and oil wells, production facilities, other property, equipment and the environment or in personal injury or loss of life. These hazards could also result in the suspension of purchasing or in claims by employees, customers or third parties which could have a material adverse effect on our financial condition.

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

Certain states and municipalities have regulated, or are considering regulating, hydraulic fracturing ("fracking"), which, if accomplished, could impact some of our customers and their operations. While we do not believe that these fracking related regulations or considerations of future related regulations negatively impacted our activities to date, there can be no assurance that these actions, if taken on a wider scale, may not have a material adverse effect on our business or financial condition.
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

We intend to continue our expansion into international oil and gas producing areas. The effect on our international operations from the risks we describe will not be the same in all countries and jurisdictions. Risks associated with our operations outside of the United States include risks of:

•	multiple, conflicting, and changing laws and regulations, export and import restrictions, and employment laws;
•	regulatory requirements, and other government approvals, permits, and licenses;
•	potentially adverse tax consequences;
•	political and economic instability, including wars and acts of terrorism, political unrest, boycotts, curtailments of trade and sanctions, and other business restrictions;
•	expropriation, confiscation or nationalization of assets;
•	renegotiation or nullification of existing contracts;
•	difficulties and costs in recruiting and retaining individuals skilled in international business operations;
•	foreign exchange restrictions;

•	foreign currency fluctuations;
•	foreign taxation;
•	the inability to repatriate earnings or capital;
•	changing foreign and domestic monetary policies;
•	cultural and communication challenges;
•	industry-process changes in heating and flow of oil;
•	regional economic downturns; and
•
foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction that may harm our ability to compete.

Sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers internationally.

While we have not historically derived significant revenue from business outside the United States and Canada, the continuation or escalation of the geopolitical instability around the world could negatively impact our future operations, sales, and future growth prospects in those regions.  The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified individuals and companies. These sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with existing and potential customers. If we are unable to conduct business with new or existing customers or pursue opportunities, our business, including revenue, profitability and cash flows, could be adversely affected.

Our business has potential liability for litigation, personal injury and property damage claims assessments.

Most of our products are used in hazardous production applications and involve exposure to inherent risks, including explosions and fires, where an accident or a failure of a product could result in liability for personal injury, loss of life, property damage, pollution or other environmental hazards or loss of production.  Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used.  This litigation could result in large claims for damages, including consequential damages, and could impair the market's acceptance of our products.  The frequency and severity of such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators.  These occurrences could have an adverse effect on our business.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management's attention.

The oil industry experiences significant product liability claims. As an installer and servicer of oilfield combustion management technologies and related products, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, could malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our technology, products or services caused or contributed to the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the awarding of damages.  In addition, we may be required to participate in recalls involving our products if any of our products prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships.  We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

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

As part of our efforts to streamline operations and to cut costs, we outsource our manufacturing processes and other functions and continue to evaluate additional outsourcing.  If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer.  For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis.  The ability of these manufacturers to perform is largely outside of our control.  Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays.

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

We are exposed to risks of loss in the event of delay, cancellation, and nonpayment by our customers. Our customers are subject to their own operating and regulatory risks and may be highly leveraged.  We may experience financial losses in our dealings with other parties.  Any delay and any increases in the cancellation of contracts or nonpayment by our customers and/or counterparties could adversely affect our results of operations and financial condition.  In addition, the same factors that may lead to a reduction in our potential customers' spending may also increase our exposure to the risks of nonpayment and nonperformance by our customers. A significant reduction in our customers' liquidity may result in a decrease in their ability to pay or otherwise perform their obligations to us. Any increase in nonpayment or nonperformance by our customers, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on the operating results and adversely affect liquidity.

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

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection with respect to our proprietary technology and products.   In recent years, patent rights have been the subject of significant litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the same, especially in jurisdictions which we hope to secure protection, may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications, in the U.S. and other jurisdictions, are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we or were the first to file for patent protection of such inventions.

Even if the patent applications we rely on are issued as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.  As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.
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

Filing, prosecuting and defending our patents throughout the world would be prohibitively expensive to us. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the U.S.  These products may compete with our products in jurisdictions where we do not have any issued patents, and our intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries may not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. While we are not aware of any issued or pending patent applications that could restrict our ability to operate, we may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third party's intellectual property rights, we may be temporarily or permanently prohibited from commercializing our products that are held to be infringing. We might, if possible, also be forced to redesign our products so that we no longer infringe the third party intellectual property rights, or we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business.

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

Our development to date has largely depended, and in the future will continue to largely depend, on the efforts of our senior management.  We currently do not have key-person insurance on any of our senior management team.  Thus, the loss of any member of our senior management could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

Failing to attract and retain skilled employees could impair our growth potential and profitability.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled employees.  Our ability to scale our operations is in part and at times impacted by our ability to increase our labor force.  The demand for skilled oilfield employees is high and the supply is limited.  As a result of the volatility of the oil field services industry, our ability to offer competitive wages and retain skilled employees may be diminished.

If we are unable to expand into new markets, our ability to grow our business as profitability as planned could be materially and adversely effected.

As market conditions improve, we intend to continue to pursue our aggressive growth strategy for the foreseeable future.  Future operating results will depend largely upon our ability to expand to new markets and increase sales.  To support this growth, we have and will continue to expand our marketing expenditures, add new employees and open additional offices in as prudent manner as possible.  There can be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets especially in light of the current industry volatility.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to enter into new markets, our business could be materially and adversely affected.

If we are unable to manage growth effectively, our business, results of operations and financial condition could be materially and adversely affected.

Our ability to successfully expand to new markets, or expand our penetration in existing markets, depends on a number of factors including:

•	our ability to market our products and services to new customers;
•	our ability to provide large-scale support and training materials for a growing customer base;
•	our ability to hire, train and assimilate new employees;
•	the adequacy of our financial resources; and
•	our ability to correctly identify and exploit new geographical markets and to successfully compete in those markets.

There can be no assurance that we will be able to achieve our planned expansion, that our products will gain access to new markets or be accepted in new marketplaces, that we will achieve greater market penetration in existing markets or that we will achieve planned operating results or results comparable to those we experience in existing markets, in the new markets we enter.

Risks Relating to our Stock
Our stock options and other equity-based awards to employees may not have their intended effect.

A portion of our total compensation program for key personnel has historically included awards of options to buy our common stock or other equity-based awards. If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract key personnel. In addition, any changes made to our equity compensation policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

Our common stock lacks liquidity.

A significant percentage of our outstanding common stock is "restricted" and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the SEC under the Securities Act of 1933.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common stock.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	the underlying price of the commodities in the oil and gas industry;
•	announcements of capital budget changes by a major customer;
•	the introduction of new products by our competitors;
•	announcements of technology advances by us or our competitors;
•	current events affecting the political and economic environment in the United States or Canada;
•	conditions or industry trends, including demand for our products, services and technological advances;
•	changes to financial estimates by us or by any securities analysts who might cover our stock;
•	additions or departures of our key personnel;
•	government regulation of our industry;
•	seasonal, economic, or financial conditions;
•	our quarterly operating and financial results; or
•	litigation or public concern about the safety of our products.
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
We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. In Item 9A, we disclose that with respect to the standards of Sarbanes-Oxley Section 404, the internal controls-standard to which we were subjected to, we reported material weaknesses in our internal controls over financial reporting. For additional information on this item, please see Item 9A. Controls and Procedures.
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

We could issue "blank check" preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to authorize the issuance of a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for the Board to authorize preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.  Any aspect of the foregoing, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management.

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

Our management owns approximately 53% of our common stock, as of May 26, 2016. As a result, our management has sufficient voting power to control the outcome of many matters requiring shareholder approval. These matters may include:

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

We may not be able to maintain compliance with The NASDAQ Capital Market's continued listing requirements.

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

On May 13, 2016, Profire Energy, Inc. (the "Company") received a letter ("Notice") from The NASDAQ Stock Market LLC ("Nasdaq") notifying the Company that, because the closing bid price for its Common Stock has been below $1.00 per share for the prior 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Marketplace Rule 5550(a)(2) requires a minimum bid price of $1.00 per share (the "Minimum Bid Price Requirement"). Based on the closing bid price of the Company's Common Stock for the 30 consecutive business days prior to the date of NASDAQ's letter, the Company does not meet the Minimum Bid Price Requirement.  If we have not regained compliance with such standard prior to November 9, 2016, we will consider whether to apply to transfer our common stock to the NASDAQ Capital Market. The ability to transfer to the NASDAQ Capital Market would be dependent upon our meeting the applicable listing requirements for that exchange, which we currently do not. If we are eligible to, and decide to, transition to the NASDAQ Capital Market, the transition would not impact our obligation to file periodic reports and other reports with the Securities and Exchange Commission under applicable federal securities laws. If we do not transfer our securities to the NASDAQ Capital Market or regain compliance with Rule 5450(b)(3)(C) by November 9, 2016, the NASDAQ staff will issue a notice that our securities are subject to delisting. We would then have the right to appeal the decision to a NASDAQ Listing Qualifications Panel. We have not yet determined what other actions we may pursue to regain compliance with the above NASDAQ continued listing requirement, and there can be no assurance that we will be able to regain compliance with such requirement.

If our common stock were to be delisted from NASDAQ, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or "margin" low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from NASDAQ would also make it more difficult for us to raise additional capital.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

At year end, we operated within approximately an aggregate of 80,550 square feet of space in seven facilities. The following table lists the location of each of our eight facilities (three of which we own, and four of which are leased by us), the current lease expiration date (to the extent applicable), the facility's principal use, and the approximate square footage of the facility:

Location	Expires	Use	Approx. SF
Lindon, Utah	Owned	Corp HQ & Warehouse Assembly	50,500
Spruce Grove, Alberta	Owned	Office & Warehouse Assembly	16,000
Greeley, Colorado	Owned	Office & Warehouse Storage	2,750
Tioga, Pennsylvania	30-Apr-16	Office & Warehouse Storage	2,500
Victoria, Texas	31-May-16	Office & Warehouse Storage	2,600
Houston, Texas	31-Jul-16	Office & Warehouse Assembly	5,000
Shelocta, Pennsylvania	30-Nov-16	Office & Warehouse Storage	1,200

Our Tioga and Victoria locations were closed subsequent to year end, after integrating its operations with our Lindon facility. We believe our current facilities are adequate to meet our current and future needs for at least the next twelve months.

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

Item 4.      Mine Safety Disclosures

None.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is presently quoted on The NASDAQ Capital Market under the symbol "PFIE", and has been since March 27, 2015. Our common stock was previously quoted on the OTCQB and OTCBB.
The published high and low bid quotations for the periods were furnished to us by NASDAQ, and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Year Ending March 31, 2016	High	Low
Fourth Quarter	$1.15	$0.65
Third Quarter	$1.43	$0.89
Second Quarter	$1.17	$0.76
First Quarter	$1.83	$1.03

For the Year Ending March 31, 2015
Fourth Quarter	$2.94	$1.21
Third Quarter	$4.23	$0.76
Second Quarter	$5.39	$3.00
First Quarter	$5.89	$2.99

Holders

As of June 6, 2016, there were 53,316,134 shares of our common stock outstanding, with 85 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks or other fiduciaries.

Dividends

We have not declared a cash dividend on any class of common equity in the last two fiscal years.  There are no restrictions on our ability to pay cash dividends, other than any state law that may be applicable.  Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.  Our Board does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for operations.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2016 neither we, nor any affiliated purchasers, purchased any of our equity securities.

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

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see "Information Concerning Forward-Looking Statements" on page 4.

Results of Operations

Comparison of the years ended March 31, 2016 and 2015.

Total Revenues

Total revenues for the year ended March 31, 2016, decreased 47% to $27,072,446 from $51,179,392 in the year ended March 31, 2015.  For the fiscal year ended March 31, 2016, product sales accounted for 89% of total revenues and service sales accounted for 11% of total revenue, while for the fiscal year ended March 31, 2015, product sales accounted for 93% of total revenues and service sales accounted for 7% of total revenue.  We recognize that with current industry conditions, the historical growth rates we achieved prior to the industry downturn will not be attainable in the coming year due to the lack of purchasing by exploration and production companies in the oil and gas industry.

We will continue to focus on developing new products, diversifying into new markets and industries, and enhancing our marketing and sales efforts with key customers and prospects. We anticipate that as we do so, sales can stabilize in the short-term and we will be able to increase revenues and revenue stability over the long-term. We expect that product sales will continue to account for the significant majority of our revenue.

During the fiscal year ended March 31, 2016, 22% of total revenues were generated from products and services sold in Canada.  The remaining 78% of total revenue was generated from sales in the United States. By comparison, during the fiscal year ended March 31, 2015, 29% of our total revenues were generated from Canada and the remaining 71% was generated from the United States.  We plan to continue making selective strategic investments for future revenue growth as we find opportunities with meaningful returns even in the midst of the challenging industry environment.

Cost of Goods Sold

Cost of goods sold during the year ended March 31, 2016, was $11,027,114 for product sales and $2,405,012 for services, for a total cost of goods sold of $13,432,126. This is compared to $21,240,363 for product sales and $2,716,272 for services, for a total cost of goods sold of $23,956,635 during the fiscal year ended March 31, 2015. While total revenue decreased 47%, total cost of goods sold decreased by 44%; consequently, our gross profit for our fiscal 2016 was 50% of total revenues, compared to 53% during the fiscal year ended March 31, 2015. The increase in total cost of goods sold as a percentage of total revenues was primarily attributable to a de-leveraging effect derived from overhead costs being more difficult to absorb at lower revenue levels.

Given the current and expected industry conditions in the oil and gas industry, we have been and will continue to work with our suppliers to control our inventory costs, which has the largest impact on margin. We have been relatively successful in maintaining our pricing during the industry volatility, though customers have sought price reductions. We anticipate holding prices relatively stable, within the confines of normal sales operations. Additionally, if sales of services increase as a percentage of total revenue, cost of goods sold, as a percentage of total revenue, may increase. We anticipate this could result in slightly lower than historical gross margin.  Cost of goods sold will continue to fluctuate as a function of our product mix, as our proprietary products tend to have significantly higher margins than our resold products.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2016, were $12,264,442 or a 25% decrease compared to the fiscal year ended March 31, 2015.  As a percentage of operating expenses, general and administrative expenses were 90% in the fiscal year ended fiscal March 31, 2016 compared to 87% in fiscal March 31, 2015. Given the current industry condition, we have implemented various cost-reduction initiatives throughout the Company including a reduction in headcount from 140 to 93 employees and a reduction in professional fees by more than $500,000 compared to the prior year. We continue to evaluate expenses to determine what additional expense-reduction actions, if any, should be taken.

Research and Development

Research and development expense decreased to $899,013 from $1,832,671 representing 7% and 10% of total operating expenses for the years ended March 31, 2016, and March 31, 2015, respectively. Despite the down turn in the industry over the past year we have refined and focused our efforts on projects with significant return on investment in the short- and long-term, and will continue to focus on providing innovative and valuable products and services to our customers. We are focused on developing and completing modules of our PF3100 platform that will allow us to enter new markets and hopefully, new industries, as well as other important projects. We feel that these investments in product development will help improve strategic position and capture the greatest value for all of our stakeholders.

Depreciation Expense

Depreciation expense, not related to cost of sales, during fiscal year ending March 31, 2016, was
$516,786 or 7% lower than the fiscal year ended March 31, 2015, of $558,231 due to improved accuracy in depreciation allocations to appropriate departments and to costs of goods sold as well as a change in estimated useful lives of certain asset types. As a percentage of operating expenses, depreciation increased from approximately 3.0% of operating expenses in the year ended March 31, 2015 to 3.8% of operating expenses in the year ended March 31, 2016, due primarily to a decline in revenues. We expect that depreciation expense will remain relatively constant in the coming year.

Total Other Income (Expense)

During the fiscal year ended March 31, 2016, total other income increased by 262% to income of $202,493 from income of $55,889, in the year ended March 31, 2015. The increase in other income was attributable to the effect of exchange rates on intercompany transactions as well as interest generation from higher cash balances during the fiscal year. We anticipate realizing a yet-higher amount of interest income in fiscal year 2017 as we work to improve our treasury management by allocating cash to higher interest-generating investments.

Net Income Before Income Tax

Net income before income taxes during the fiscal year ended March 31, 2016, decreased 98% to $162,572 from $8,591,588 during the fiscal year ended March 31, 2015. The decreases realized in total revenues, total cost of goods sold and total operating expenses combined to decrease net income before income taxes significantly. The decline in oil prices – and oilfield equipment purchasing – has negatively impacted our revenue and thus decreased our operating leverage and income before taxes. The current industry conditions have elongated the time frame in which we anticipate to see returns from prior investments; however, as we invest strategically, we still expect to realize more significant returns in the coming quarters and years.

Income Tax Expense

Income tax expense decreased 96% from $2,843,905 during the year ended March 31, 2015, to $127,828 during the year ended March 31, 2016. This decrease in income tax expense was a result of the decrease in net income before income taxes.

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

During the year ended March 31, 2016, we recognized a foreign currency translation loss of $393,701 compared to foreign currency translation loss of $1,657,930 during the year ended March 31, 2015.  This loss was the result of a weakening of the Canadian dollar relative to the US dollar in the reporting period.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized total comprehensive loss of $358,957 during the fiscal year ended March 31, 2016, compared to total comprehensive income of $4,089,753 during the fiscal year ended March 31, 2015, a decrease of 109%.

Earnings Per Share

For the fiscal year ended March 31, 2016 we realized $0.00 per share on a basic and on a fully diluted basis, compared to $0.11 per share on a basic and on a fully diluted basis for the fiscal year ended March 31, 2015.

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

As of March 31, 2016, we had total current assets of $37,055,497 and total assets of $47,267,840 including cash and cash equivalents of $21,292,595.  At this same period, we had total current liabilities of $1,849,980 and total liabilities of $2,482,712.

During the fiscal years ended March 31, 2016 and 2015, cash was primarily generated from operating activities.  See below for additional discussion and analysis of cash flow.

	For the Years Ending March 31,
	2016	2015
Net cash provided by operating activities	$7,332,933	$685,080
Net Cash Provided by (Used in) Investing Activities	96,176	(6,910,078)
Net Cash Provided by (Used in) Financing Activities	(39,342)	16,752,649
Effect of exchange rate changes on cash	(241,968)	(839,529)
NET CHANGE IN CASH	$7,147,799	$9,688,122

At March 31, 2016, net cash provided by operating activities during fiscal 2016 was $7,332,933 with working capital of $35,202,517 and no current capital commitments outside of normal operations.  We have no long-term debt.

As of March 31, 2016, we had cash of $21,292,595 compared to $14,144,796 as of March 31, 2015.  We believe that our cash reserves are sufficient to meet our operating needs for the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and 2015, we had no off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

We have evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

As defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item. Pursuant to such rules and regulations, as of our September 30, 2015 determination date we qualified as a smaller reporting company.

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

During the 2015 fiscal year, our stock prices reached levels that required us to begin reporting relative to Section 404 requirements of the Sarbanes-Oxley Act ("404 requirements"), as well as accelerate the schedule of our filings with the SEC.  During the 2016 fiscal year our stock prices fell below the threshold for the additional 404 requirements.  As such, our independent registered public accounting firm was not required to, and thus did not audit our internal control structure for the 2016 fiscal year; however, the audit was completed for our 2015 fiscal year.

Notwithstanding this finding of ineffective internal controls, we concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. This conclusion was also confirmed by our independent auditors.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.) Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the entity are being made in accordance with authorizations of management and directors of the entity; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the entity's assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013).

Based upon this assessment, the Company's management concluded that our internal control over financial reporting entailed material weakness and was ineffective as of March 31, 2016. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over our day-to-day transaction processing, including non-routine transactions (see items below) and period-end financial reporting processes. Specifically, we identified material weakness related to:

• revenue recognition (e.g., consistent requirements for documentation in every office where accounting functions are performed).

• sufficient documentation of review- and analytical-processes (e.g., significant judgements and estimates, goodwill, amortization).

• structuring of duties, controls, and permissions within financial systems (e.g., warehouse managers have the ability to create sales orders).

• asset management and maintenance functions (e.g., documented and regular physical confirmation of asset existence).

• segregation of duties (e.g., smaller office employees have the ability in the enterprise resource planning system to make transactions throughout the entirety of an accounting cycle).

• cash disbursements (e.g., sufficiently documented approval for disbursements).

Specific remediation initiatives are delineated hereafter in Management's Remediation Initiatives.

As a management team, we continue to emphasize the value and import of a strong controls environment. We believe that such an emphasis, together with continued oversight of our processes and systems, will help create an increasingly strong, compliant, and thorough system of controls, which we expect will play an increasingly important role in our long-term growth.

Changes in Internal Control over Financial Reporting

During the 2016 fiscal year, we hired a new Chief Financial Officer, and put in place enhanced processes and controls over inventory, sales, and other key areas.  We also hired a payroll management company that provides enhanced reporting and visibility to the payroll process along with the implementation of a new ERP system.  We believe the addition of a new Chief Financial Officer, implementation of a new payroll management company and ERP system will enhance our internal control framework.

Management's Remediation Initiatives

Management has been actively developing a remediation plan and been implementing new controls and processes to address the aforementioned deficiencies. Upon receiving the results of our internal controls review, we have taken actions to strengthen our internal control structure, including the following:

•	Hired third parties to provide advice on COSO framework and risk control matrices;
•
Implemented company-wide trainings over internal controls in relation with new accounting standard operating procedures including the requirement of supplying supporting evidence, proving the level of precision with which a control is performed, etc.;

•	Required evidence of review in nearly all controls; and
•	Reviewed and updated each employee's access within the enterprise resource management system.

Management continues to meet with key managers and control owners to evaluate the effectiveness of internal controls and to ensure implementation of remediation initiatives.

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

Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Sadler, Gibb & Associates, LLC, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2016 and 2015.

Consolidated Statements of Income and Other Comprehensive Income (Loss) for the years ended March 31, 2016 and 2015.

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment to the Articles of Incorporation(3)
3.3	Amended and Restated Bylaws(1)
10.1	Securities Purchase Agreement, dated November 12, 2013 between the Registrant and the persons listed therein as purchasers(10)
10.2	Registration Rights Agreement, dated November 18, 2013 between the Registrant and the persons listed in the Securities Purchase Agreement as purchasers(11)
10.3	Employment Agreement of Brenton W. Hatch dated June 28, 2013(17)+
10.4	Employment Agreement of Harold Albert, dated June 28, 2013(18)+
10.5	Employment Agreement of Andrew Limpert, dated June 28, 2013(19)+
10.18	Employment Agreement of Ryan Oviatt, dated September 4, 2015(20)+
10.6	Form of Indemnification Agreement between the Registrant and its Directors(13)
10.7	2003 Stock Incentive Plan(14)
10.8	Profire Energy, Inc. 2010 Equity Incentive Plan(15)
10.10	Lease Agreement, dated May 16, 2014, between the Registrant and Paul Hall(8)
10.11	Lease Agreement, dated April 23, 2014, between the Registrant and Dennis Caka(9)
10.12	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other (12)
10.13	Profire Energy, Inc. 2015 Equity Incentive Plan(16)
10.14	Form of Equity Grant Agreement, Nonqualified Stock Option*
10.15	Form of Equity Grant Agreement, Restricted Stock*
10.16	Form of Equity Grant Agreement, Restricted Stock Units*
10.17	Profire Energy, Inc. 2010 Equity Incentive Plan Amendment*
14.1	Code of Ethics(4)
21.1	Subsidiaries*
23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

* Filed herewith.
**The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
+ Indicates management contract, compensatory plan or arrangement with the Company.
(1)  Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013.
(2)  Incorporated by reference to the Registration Statement of the Registrant on Form SB-2 filed with the Commission on September 24, 2004.
(3)  Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 13, 2009.
(4)  Incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K filed with the Commission on February 12, 2015 (File No. 000-52376).
(5) Incorporated by reference to Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009.
(6) Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(7) Incorporated by reference to Exhibit 10.9 to Registrant's Form S-1/A filed with the Commission on June 19, 2015 (File No. 333-196462).
(8) Incorporated by reference to Exhibit 10.10 to Registrant's Form S-1/A filed with the Commission on June 19, 2015 (File No. 333-196462).
(9) Incorporated by refereeing to Exhibit 10.11 to Registrant's Form S-1/A filed with the Commission on June 19, 2015 (File No. 333-196462).
(10) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(11) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(12) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 25, 2015 (File No. 000-52376).
(13) Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 filed on December 24, 2013 (File No. 333-193086).
(14) Incorporated by reference to Exhibit 4.01 to the Registrant's Form SB-2 filed on September 24, 2004 (File No. 000-52376).
(15) Incorporated by reference to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009 (File No. 000-52376).
(16) Incorporated by reference to Appendix B to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on August 21, 2015 (File No. 001-36378).
(17) Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(18) Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(19) Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(20) Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on September 8, 2015 (File No. 001-36378).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date: June 13, 2016	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer and	June 13, 2016
Brenton W. Hatch	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Ryan Oviatt	Chief Financial Officer	June 13, 2016
Ryan Oviatt	(Principal Financial Officer and Accounting Officer)

/s/ Harold Albert	Chief Operating Officer and Director	June 13, 2016
Harold Albert

/s/ Arlen B. Crouch	Director	June 13, 2016
Arlen B. Crouch

/s/ Stephen E. Pirnat	Director	June 13, 2016
Stephen E. Pirnat

/s/ Daren J. Shaw	Director	June 13, 2016
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	June 13, 2016
Ronald R. Spoehel

PROFIRE ENERGY, INC.

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ending
March 31, 2016 and 2015

PROFIRE ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Profire Energy, Inc.

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of income and other comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2016. Our audit of the 2016 consolidated financial statements included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion as of March 31, 2016. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
June 13, 2016

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	For the Years Ending March 31,
ASSETS	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$21,292,595	$14,144,796
Accounts receivable, net	4,132,137	9,462,378
Inventories	11,046,682	11,766,535
Income tax receivable	268,326	—
Prepaid expenses & other current assets	315,757	112,741

Total Current Assets	37,055,497	35,486,450

LONG-TERM ASSETS
Deferred tax asset	452,431	501,921

PROPERTY AND EQUIPMENT, net	8,232,911	9,275,965

OTHER ASSETS
Goodwill	997,701	997,701
Intangible assets, net of accumulated amortization	529,300	594,019

Total Other Assets	1,527,001	1,591,720

TOTAL ASSETS	$47,267,840	$46,856,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$893,822	$1,040,530
Accrued liabilities	620,783	332,229
Income taxes payable	335,375	347,486

Total Current Liabilities	1,849,980	1,720,245

LONG-TERM LIABILITIES
Deferred income tax liability	632,732	631,353

TOTAL LIABILITIES	2,482,712	2,351,598

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,256,296 and 53,199,136 shares issued and outstanding, respectively	53,256	53,199
Additional paid-in capital	26,164,622	25,525,052
Accumulated other comprehensive loss	(2,282,682)	(1,888,981)
Retained earnings	20,849,932	20,815,188

Total Stockholders' Equity	44,785,128	44,504,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,267,840	$46,856,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Other Comprehensive Income

	For the Years Ending March 31,
	2016	2015
REVENUES
Sales of goods, net	$23,992,324	$47,768,556
Sales of services, net	3,080,122	3,410,836
Total Revenues	27,072,446	51,179,392

COST OF SALES
Cost of goods sold-product	11,027,114	21,240,363
Cost of goods sold-services	2,405,012	2,716,272
Total Cost of Goods Sold	13,432,126	23,956,635

GROSS PROFIT	13,640,320	27,222,757

OPERATING EXPENSES
General and administrative expenses	12,264,442	16,296,156
Research and development	899,013	1,832,671
Depreciation and amortization expense	516,786	558,231

Total Operating Expenses	13,680,241	18,687,058

INCOME FROM OPERATIONS	(39,921)	8,535,699

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	20,278	8,014
Other (expense) income	144,937	21,865
Interest income	37,278	26,010

Total Other Income (Expense)	202,493	55,889

NET INCOME BEFORE INCOME TAXES	162,572	8,591,588

INCOME TAX EXPENSE	127,828	2,843,905

NET INCOME	$34,744	$5,747,683

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(393,701)	$(1,657,930)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(358,957)	$4,089,753

BASIC EARNINGS PER SHARE	$0.00	$0.11

FULLY DILUTED EARNINGS PER SHARE	$0.00	$0.11

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	53,243,151	51,609,760

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	53,558,942	51,680,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance, March 31, 2014	47,836,543	$47,836	$6,496,980	$(231,051)	$15,067,505	21,381,270

Stock issued in exercise of stock options	596,635	597	327,365	-	-	327,962

Stock issuance, less offering costs of $1,529,057	4,500,000	4,500	16,420,188	-	-	16,424,688

Stock issued for asset acquisition	265,958	266	999,734	-	-	1,000,000

Fair value of options vested	-	-	1,280,785	-	-	1,280,785

Foreign currency translation	-	-	-	(1,657,930)	-	(1,657,930)

Net income for the year ended March 31, 2015	-	-	-	-	5,747,683	5,747,683

Balance, March 31, 2015	53,199,136	$53,199	$25,525,052	$(1,888,981)	$20,815,188	44,504,458

Fair value of options vested	-	-	565,646	-	-	565,646

Stock issued in exercise of stock options	57,160	57	73,924	-	-	73,981

Foreign currency translation	-	-	-	(393,701)	-	(393,701)

Net income for the year ended March 31, 2016	-	-	-	-	34,744	34,744

Balance, March 31, 2016	53,256,296	$53,256	$26,164,622	$(2,282,682)	$20,849,932	44,785,128

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ending March 31,
	2016	2015
OPERATING ACTIVITIES
Net Income	$34,744	$5,747,683
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization expense	989,484	1,140,319
Gain on sale of fixed assets	(20,278)	(8,014)
Bad debt expense	143,192	(7,577)
Stock options issued for services	678,971	1,280,785
Changes in operating assets and liabilities:
Changes in accounts receivable	5,114,485	(912,606)
Changes in income tax receivable	(268,327)	-
Changes in inventories	641,410	(5,472,869)
Changes in prepaid expenses	(171,411)	(80,770)
Changes in deferred tax asset/liability	49,490	(80,943)
Changes in accounts payable and accrued liabilities	148,921	(302,782)
Changes in income taxes payable	(7,748)	(618,146)

Net Cash Provided by Operating Activities	7,332,933	685,080

INVESTING ACTIVITIES
Proceeds from sale of equipment	158,641	7,867
Cash paid for asset acquisition	-	(750,000)
Purchase of fixed assets	(62,465)	(6,167,945)

Net Cash Provided by (Used in) Investing Activities	96,176	(6,910,078)

FINANCING ACTIVITIES
Proceeds from stock issued for cash, net of stock offering costs	-	16,424,688
Value of equity awards surrendered by employees for tax liability	(39,342)	-
Stock issued in exercise of stock options	-	327,961

Net Cash Provided by (Used in) Financing Activities	(39,342)	16,752,649

Effect of exchange rate changes on cash	(241,968)	(839,529)

NET CHANGE IN CASH	7,147,799	9,688,122
CASH AT BEGINNING OF PERIOD	14,144,796	4,456,674

CASH AT END OF PERIOD	$21,292,595	$14,144,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$17,043
Income taxes	$127,828	$3,471,027
NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Asset acquisition	$-	$1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Organization and Summary of Significant Accounting Policies of Profire Energy, Inc. and Subsidiary ("the Company") is presented to assist in understanding the Company's financial statements.  The Company's accounting policies conform to accounting principles generally accepted in the United States of America (US GAAP). On September 30, 2008, The Flooring Zone, Inc. ("the Parent") entered into an Acquisition Agreement with Profire Combustion, Inc. and the Shareholders of Profire Combustion, Inc. ("the Subsidiary"), subject to customary closing conditions. All conditions for closing were satisfied or waived and the transaction closed on October 9, 2008.

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

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had equity awards of 315,791 and 71,015 included in the fully diluted earnings per share as of March 31, 2016 and 2015 respectively. Basic earnings per share for the years ended March 31, 2016 and 2015 are as follows:

	For the Years Ending March 31,
	2016	2015
Net income applicable to common shareholders	$34,744	$5,747,683
Weighted average shares outstanding	53,243,151	51,609,760
Weighted average fully diluted shares outstanding	53,558,942	51,680,775
Basic earnings per share	$0.00	$0.11
Fully diluted earnings per share	$0.00	$0.11

Foreign Currency and Comprehensive Income

The functional currency of the Company and its subsidiaries in the U.S. and Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the Company were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 0.7711 and 0.7888 were used to convert the Company's March 31, 2016 and 2015 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7642 and 0.8808 for the years ended March 31, 2016 and 2015, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

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

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of March 31, 2016 and 2015, cash and cash equivalents totaled $21,292,595 and $14,144,796 respectively. A small portion of these deposits were insured by the Company's banks and guaranteed by the FDIC and the CDIC.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $250,646 and $108,641 as of March 31, 2016 and 2015, respectively.

Inventories

In accordance with ARB No. 43 "Inventory Pricing," the Company's inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  Inventory consists of finished goods held for sale.  As of March 31, inventory consisted of the following:

	For the Years Ending March 31,
	2016	2015
Raw materials	$967,823	$—
Finished goods	10,316,857	11,951,108
Work in process	—	—
Subtotal	11,284,680	11,951,108
Reserve for Obsolence	(237,998)	(184,573)
Total	$11,046,682	$11,766,535

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

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

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

Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of ASC 350, "Intangibles—Goodwill and Other". The Company capitalizes certain costs related to patent technology, as a substantial portion of the purchase price related to the Company's acquisition has been assigned to patents.  Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other" ("ASC 350").  Goodwill is tested for impairment at the reporting unit level. The Company's two operating segments comprise the reporting unit for goodwill impairment testing purposes.

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

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $65,555 and $259,056 during the years ended March 31, 2016 and 2015, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company follows the provisions of ASC 718, "Share-Based Payment." which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Sales to the Company's four largest customers represented approximately 22% and 31% of total sales for the years ended March 31, 2016, and 2015, respectively.

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax are 78.6% and 33.1% for the years ended March 31, 2016 and 2015, respectively.

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

Research and Development

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development were $899,013 and $1,832,671 for the years ended March 31, 2016 and 2015, respectively.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $251,351 and $498,994 during the years ended March 31, 2016 and 2015, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

Comprehensive income includes net income as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consist of foreign currency translation gains and losses.

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

Property and Equipment Useful Lives

Property and equipment is stated at cost.  Depreciation on property and equipment is computed using the diminishing balance method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Estimated useful life
Assets	Current	Prior
Furniture and fixtures	7 Years	5 Years
Machinery and equipment	7 Years	5 Years
Buildings	30 Years	25 Years
Vehicles	5 Years	3 Years
Computers	3 Years	3 Years
Software	2 Years	N/A

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2016 and 2015:

	For the Years Ending March 31,
	2016	2015
Office furniture and equipment	$968,135	$937,274
Service and shop equipment	577,240	573,233
Vehicles	2,715,920	3,040,439
Land and buildings	6,733,415	6,746,597
Total property and equipment	10,994,710	11,297,543
Accumulated depreciation	(2,761,799)	(2,021,578)
Net property and equipment	$8,232,911	$9,275,965

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 2 – PROPERTY AND EQUIPMENT – (CONTINUED)

Depreciation expense for the years ended March 31, 2016 and 2015 are as follows:

	For the Years Ending March 31,
	2016	2015
Cost of Goods Sold	$474,539	$582,088
General and administrative	516,786	558,231
Total	$991,325	$1,140,319

NOTE 3 – STOCKHOLDERS' EQUITY

The Company had the following $0.001 par value authorized stock:
Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

During the years ended March 31, 2016 and 2015, the Company did not issue, shares of its common stock for services. As of March 31, 2016 and 2015, the Company had 53,256,296 and 53,199,136 shares of common stock, respectively. Please refer to Note 8 of the Consolidated Financial Statements for additional information regarding common stock issuances.

On June 2, 2014, we filed a registration statement on Form S-1 to register shares of our common stock with the Securities and Exchange Commission to be offered to the public by us and by certain selling stockholders named in the registration statement. We also filed amendments to such registration statement on June 19, 2015, June 24, 2014, June 25, 2014, and June 26, 2014. Our net proceeds from the sale of 4,500,000 shares of our common stock by us pursuant to the registration statement was approximately $16,430,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have used and plan to continue using the proceeds from the offering to help fund Company growth initiatives.

NOTE 4 – ASSET PURCHASES

VIM Injection Management Inc.

On November 14, 2014, the Company, entered into an agreement to purchase the assets of VIM Injection Management Inc.  Pursuant to the asset purchase agreement, the purchase price of the assets consisted of a one-time payment of $750,000 in cash and 265,958 shares of the Company's common stock, which was valued at $1,000,000 ($3.76 per share). The value of the stock was based on the trading price on the date of issuance.  Acquisition-related costs during the year ended March 31, 2015, which are included in the selling, general, and administrative expense in the accompanying consolidated statements of income, were not material.  The results of operations related to this acquisition have been included in our Canadian segment since the acquisition date.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 4 – ASSET PURCHASES – (CONTINUED)

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$750,000
Common stock issued	1,000,000
Total purchase price	1,750,000

Consideration received:
Inventory	$54,577
Intangible assets
Tundra Distribution Agreement	46,722
Patent	650,000
Other Intellectual Property	1,000
Total Intangible Assets	697,722

$752,299

Goodwill was recognized as a result of the acquisition as follows:
Total consideration paid	$1,750,000
Total consideration received	(752,299)
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

NOTE 5 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names.  The costs of the distribution agreements were amortized over the remaining life of the agreements.  The costs of the patents are to be amortized over 20 years once the patent has been approved.  Indefinite-lived intangible assets consist of goodwill.  In accordance with ASC 350, Goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.  The Company's annual goodwill impairment testing date is March 31 of each year.  Intangible assets consisted of the following as of March 31, 2016 and 2015:

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Definite-lived intangible assets

	For the Years Ending March 31,
	2016	2015

Distribution agreements	$40,702	$41,638
Less: Accumulated amortization	(40,702)	(27,757)
Distribution agreements, net	—	13,881
Patents, trademarks, copyrights, and domain names	567,109	580,138
Less: Accumulated amortization	(37,809)	—
Total definite-lived intangible assets, net	$529,300	$594,019

Indefinite-lived intangible assets

	For the Years Ending March 31,
	2016	2015

Goodwill	$997,701	$997,701

Estimated amortization expense for the distribution agreements, patents, trademarks, copyrights, and domain names for the next five years consists of the following as of March 31, 2016:

For the Years Ending March 31,
Year	Amount
2017	$28,103
2018	28,103
2019	28,103
2020	28,103
2021	28,103

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

The Company elected to evaluate the goodwill associated with the VIM purchase using a quantitative two-step approach. The first step used to identify potential impairment involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. The aforementioned mentioned step one quantitative tests did not indicate impairment. During the first step of testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This analysis also did not indicate impairment.
The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)
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
For 2016, the Company determined on a qualitative basis, it was not more likely than not that the fair value of the goodwill arising from the VIM acquisition was less than its carrying value. The Company did not have any impairment for the year ended March 31, 2016.

NOTE 6 – PROVISION FOR INCOME TAXES

Reconciliation of US Federal/Canadian Statutory Income Tax Rate to Effective Income Tax Rate:

	For the Years Ending March 31,
	2016	2015

United States statutory income tax rate	35.0%	35.0%
Decrease in rate on income subject to Canadian income tax rates	—	-1.5%
Decrease in rate resulting from non-deductible
expenses and deductible adjustments	43.6%	-0.4%
	43.6%	-1.9%
Effective income tax rate	78.6%	33.1%

	For the Years Ending March 31,
Components of Income Tax Expense	2016	2015
Federal U.S. Income Taxes
-Current	$363,768	$1,187,957
-Deferred	(89,337)	442,095
Foreign (Canadian and Provincial) Income Taxes	(240,372)	998,280
State Income Taxes
-Current	93,768	215,572
Total Income Tax Expense	$127,828	$2,843,905

The following are temporary items:  increase or decrease in rate resulting from depreciation and loss on equipment for book purposes in excess of depreciation for income tax purposes.  These temporary differences are insignificant, for 2016 and 2015.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 6 – PROVISION FOR INCOME TAXES (CONTINUED)

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2016 and 2015, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2016 and 2015.

Net deferred tax liability arising from the accelerated depreciation claimed by the Parent on its stand-alone tax return is $602,691 and $631,353 as of March 31, 2016 and 2015, respectively.

Net deferred tax asset arising from the deferred recognition of stock option compensation by the Parent on its stand-alone tax return is $549,270 and $501,920 as of March 31, 2016 and 2015, respectively.

NOTE 7 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Years Ending March 31,
Sales	2016	2015

Canada	$6,010,042	$14,769,787
United States	21,062,404	36,409,605
Total	$27,072,446	$51,179,392

	For the Years Ending March 31,
Long-lived assets	2016	2015

Canada	$1,067,346	$1,231,434
United States	7,165,565	8,044,531
Total	$8,232,911	$9,275,965

NOTE 8 – COMMON STOCK AND COMMON STOCK PURCHASE OPTIONS

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
March 31, 2016 and 2015

NOTE 8 – COMMON STOCK AND COMMON STOCK PURCHASE OPTIONS (CONTINUED)

On May 1, 2014, the Company issued a total of 180,000 shares of restricted stock to key employees.  The shares vest 1/5 each year for 5 years.  The Company estimates the fair value of the restricted shares at their intrinsic value at time of granting.

On September 18, 2014, the Company issued a total of 79,812 shares of restricted stock units to the independent directors of the company.  Half of the shares vested immediately with the remaining half vesting one year after issuance.  Additionally, the company issued a total of 12,000 shares of restricted stock units to key employees.  The units vest 1/5 each year for 5 years.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

On November 6, 2014, the Company issued a total of 49,999 shares of restricted stock units to key employees.  The units vest 1/5 each year for 5 years based on performance and service longevity requirements.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

On March 27, 2015, the Company issued a total of 5,000 restricted stock units to a key employee. The units vest 1/5 each year for 5 years.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

On July 23, 2015, the Company issued a total of 208,334 restricted stock units to key employees. The units vest 1/5 each year for 5 years.  The Company estimates the fair value of the units at their intrinsic value at time of granting.

On October 30, 2015, the Company issued a total of 320,000 restricted stock units to the independent directors of the company.  Half of the shares vested immediately with the remaining half vesting September 17, 2016. The Company estimates the fair value of the units at their intrinsic value at time of granting.

A summary of the status of the Company's stock option plans as of March 31, 2016 and 2015 and the changes during the period are presented below:

		Wtd. Avg.
	Options	Exercise Price
Outstanding, March 31, 2014	3,074,850	1.47
Granted	133,900	4.03
Exercised	(596,635)	0.55
Forfeited/Expired	(498,615)	1.39
Outstanding, March 31, 2015	2,113,500	1.90

Exercisable, March 31, 2015	907,000	2.27

		Wtd. Avg.
	Options	Exercise Price
Outstanding, March 31, 2015	2,113,500	1.90
Granted	-	-
Exercised	-	-
Forfeited/Expired	(552,300)	1.54
Outstanding, March 31, 2016	1,561,200	2.02

Exercisable, March 31, 2016	1,050,800	2.12

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 8 – COMMON STOCK AND COMMON STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about the stock options as of March 31, 2015:

Total Outstanding and Exercisable For the Year Ending March 31, 2015
	Outstanding Options	Avg. Remaining	Exercisable	Wtd. Avg.
Strike Price	(1 share/option)	Life (Yrs)	Shares	Exercise Price
$0.30	110,000	1.88	40,000	0.30
$1.37	1,118,000	4.08	284,000	1.37
$1.75	475,000	2.93	283,000	1.75
$3.85	200,000	4.61	200,000	3.85
$3.95	100,000	4.86	100,000	3.95
$4.03	110,500	5.09	-	4.03
	2,113,500	4.02	907,000	2.27

The following table summarizes information about the stock options as of March 31, 2016:

Total Outstanding and Exercisable For the Year Ending March 31, 2016
	Outstanding Options	Avg. Remaining	Exercisable	Wtd. Avg.
Strike Price	(1 share/option)	Life (Yrs)	Shares	Exercise Price
$0.30	110,000	0.88	110,000	0.30
$1.37	711,500	3.13	345,500	1.37
$1.75	346,500	1.93	276,500	1.75
$3.85	200,000	3.61	200,000	3.85
$3.95	100,000	3.86	100,000	3.95
$4.03	93,200	4.09	18,800	4.03
	1,561,200	2.92	1,050,800	2.12

The following table summarizes information about non-vested options as of the year ended March 31, 2016:
		Wtd. Avg.
		Grant Date
Non-vested options	Options	Fair Value
Non-vested at March 31, 2015	1,206,500	1.58
Stock options issued during the year	-	-
Stock options canceled	(552,300)	1.54
Vested during the year ended March 31, 2016	(370,600)	1.40
Cancellation of previously vested stock options	226,800	1.54
Non-vested at March 31, 2016	510,400	1.81

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 8 – COMMON STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about non-vested restricted stock as of the year ended March 31, 2016:

		Wtd. Avg.
	Restricted	Grant Date
Non-vested restricted stock	Stock	Fair Value
Non-vested at March 31, 2015	171,666	4.03
Restricted stock issued during the year	-	-
Restricted Stock canceled	(40,000)	4.03
Vested during the year ended March 31, 2016	(34,332)	4.03
Non-vested at March 31, 2016	97,334	4.03

		Wtd. Avg.
	Restricted	Grant Date
Non-vested restricted stock units	Stock Units	Fair Value
Non-vested at March 31, 2015	106,907	3.94
Restricted stock units issued during the year	528,334	1.05
Restricted stock units canceled	(76,999)	1.68
Vested, not settled during the period ended March 31, 2016	(199,908)	1.68
Vested & settled during the year ended March 31, 2016	(53,001)	1.62
Non-vested at March 31, 2016	305,333	1.38

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Royalties

The Company paid no royalties years ended March 31, 2016 and 2015, as a royalty agreement was replaced with a consulting agreement in March 2015.  The agreement was executed between the Company and Terra Industrial, with Allen Johnson as agent.  The intent of this agreement was to replace the aforementioned royalty agreements.  The agreement is for the term of 10 years with fees of $100,000 CAD paid quarterly.

Contingent Liabilities

The future minimum lease payments for operating leases as of March 31, 2016, consisted of the following:

Years Ending March 31,	Operating Leases

2017	$35,724
2018	–
Thereafter	–
$35,724

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 10 – QUARTERLY RESULS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended March 31, 2016 and 2015 consisted of the following:

	For the Quarters Ending
2016	Jun 30	Sep 30	Dec 31	Mar 31
Net sales	$6,877,243	$8,097,294	$7,554,255	$4,543,654
Gross profit	3,313,519	$4,028,403	$3,998,502	$2,299,895
Income (loss) from operations	(539,374)	$675,396	$490,322	$(666,265)
Income tax expense (benefit)	(149,525)	$254,781	$194,227	$(171,654)
Net income (loss)	(459,079)	$779,195	$479,243	$(764,617)
Basic earnings per common share	$(0.01)	$0.01	$0.01	$(0.01)
Diluted earnings per common share	$(0.01)	$0.01	$0.01	$(0.01)

	For the Quarters Ending
2015	Jun 30	Sep 30	Dec 31	Mar 31
Net sales	$13,144,834	$15,720,932	$12,516,699	$9,796,927
Gross profit	7,437,100	8,549,443	6,542,595	469,362
Income from operations	336,639	3,253,591	1,806,117	109,602
Income tax expense (benefit)	1,149,042	1,182,676	(110,426)	622,612
Net income (loss)	2,220,706	2,078,201	191,715	(468,373)
Basic earnings per common share	$0.05	$0.04	$0.04	$(0.01)
Diluted earnings per common share	$0.05	$0.04	$0.04	$(0.01)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

NOTE 11 – SUBSEQUENT EVENTS

On May 13, 2016, Profire Energy, Inc. received a letter ("Notice") from The NASDAQ Stock Market LLC ("Nasdaq") notifying the Company that, because the closing bid price for its Common Stock has been below $1.00 per share for the prior 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Marketplace Rule 5550(a)(2) requires a minimum bid price of $1.00 per share (the "Minimum Bid Price Requirement"). Based on the closing bid price of the Company's Common Stock for the 30 consecutive business days prior to the date of Nasdaq's letter, the Company does not meet the Minimum Bid Price Requirement.

The Notice has no immediate effect on the listing of the Common Stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until November 9, 2016, to regain compliance with the Minimum Bid Price Requirement. If at any time before November 9, 2016, the closing bid price of the Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation stating that the Company has achieved compliance with the Minimum Bid Price Requirement.  However, Nasdaq may, in its discretion, require the Company to satisfy the applicable Price-based Requirement for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. As of June 8, 2016, the Company had completed 10 consecutive business days with a closing bid price above $1.00, however, Nasdaq, in their discretion, informed the Company that it had extended the Price-based Requirement term to 20 days.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

The Notice also provides that, if the Company does not regain compliance with the Minimum Bid Price Requirement by November 9, 2016, it may be eligible for additional time to regain compliance. To qualify for additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse split, if necessary. If the Company meets these requirements, it will be granted an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would have the right to appeal a determination to delist its Common Stock, and the Common Stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.

The Company intends to resolve the situation and consider available options to regain compliance with the Minimum Bid Price Requirement and continued listing on The Nasdaq Capital Market.

On May 26, 2016, announced that its Board of Directors had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. Any purchases under the program will be made at the discretion of management. The size and timing of any purchases will depend on price, market and business conditions and other factors. Open market purchases will be conducted in accordance with applicable legal requirements. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares.

On May 4, 2016, the Company issued a total of 59,953 restricted shares to one of its Independent Directors. The shares were issued in the settlement of previously granted and vested restricted stock units.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment to the Articles of Incorporation(3)
3.3	Amended and Restated Bylaws(1)
10.1	Securities Purchase Agreement, dated November 12, 2013 between the Registrant and the persons listed therein as purchasers(10)
10.2	Registration Rights Agreement, dated November 18, 2013 between the Registrant and the persons listed in the Securities Purchase Agreement as purchasers(11)
10.3	Employment Agreement of Brenton W. Hatch dated June 28, 2013(17)+
10.4	Employment Agreement of Harold Albert, dated June 28, 2013(18)+
10.5	Employment Agreement of Andrew Limpert, dated June 28, 2013(19)+
10.18	Employment Agreement of Ryan Oviatt, dated September 4, 2015(20)+
10.6	Form of Indemnification Agreement between the Registrant and its Directors(13)
10.7	2003 Stock Incentive Plan(14)
10.8	Profire Energy, Inc. 2010 Equity Incentive Plan(15)
10.9	Lease Agreement, dated June 12, 2013, between the Registrant and Whitestone Industrial-Office, LLC. (7)
10.10	Lease Agreement, dated May 16, 2014, between the Registrant and Paul Hall(8)
10.11	Lease Agreement, dated April 23, 2014, between the Registrant and Dennis Caka(9)
10.12	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other (12)
10.13	Profire Energy, Inc. 2015 Equity Incentive Plan(16)
10.14	Form of Equity Grant Agreement, Nonqualified Stock Option*
10.15	Form of Equity Grant Agreement, Restricted Stock*
10.16	Form of Equity Grant Agreement, Restricted Stock Units*
10.17	Profire Energy, Inc. 2010 Equity Incentive Plan Amendment*
14.1	Code of Ethics(4)
21.1	Subsidiaries*
23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

* Filed herewith.
**The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
+ Indicates management contract, compensatory plan or arrangement with the Company.
(1)  Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013.
(2)  Incorporated by reference to the Registration Statement of the Registrant on Form SB-2 filed with the Commission on September 24, 2004.
(3)  Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 13, 2009.
(4)  Incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K filed with the Commission on February 12, 2015 (File No. 000-52376).
(5) Incorporated by reference to Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009.
(6) Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(7) Incorporated by reference to Exhibit 10.9 to Registrant's Form S-1/A filed with the Commission on June 19, 2015 (File No. 333-196462).
(8) Incorporated by reference to Exhibit 10.10 to Registrant's Form S-1/A filed with the Commission on June 19, 2015 (File No. 333-196462).
(9) Incorporated by refereeing to Exhibit 10.11 to Registrant's Form S-1/A filed with the Commission on June 19, 2015 (File No. 333-196462).
(10) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(11) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(12) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 25, 2015 (File No. 000-52376).
(13) Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 filed on December 24, 2013 (File No. 333-193086).
(14) Incorporated by reference to Exhibit 4.01 to the Registrant's Form SB-2 filed on September 24, 2004 (File No. 000-52376).
(15) Incorporated by reference to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009 (File No. 000-52376).
(16) Incorporated by reference to Appendix B to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on August 21, 2015 (File No. 001-36378).
(17) Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(18) Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(19) Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376).
(20) Incorporated by reference to Exhibit 10.18 to the Registrant's Form 8-K filed on September 8, 2015 (File No. 001-36378).