Form 10-Q
period 2016-06-30
PROFIRE ENERGY INC
filed 2016-08-10
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ]     No [X]

As of August 5, 2016 the registrant had 53,325,215 shares of common stock, par value $0.001, issued and outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and March 31, 2016	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three month periods ended June 30, 2016 and 2015	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended June 30, 2016 and 2015	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure about Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

PART I. FINANCIAL INFORMATION
Item 1 Financial Information
PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	For the Period Ending
ASSETS	June 30, 2016	March 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$22,043,090	$21,292,595
Accounts receivable, net	3,211,835	4,132,137
Inventories	9,971,352	11,046,682
Income tax receivable	474,796	268,326
Prepaid expenses & other current assets	308,263	315,757

Total Current Assets	36,009,336	37,055,497

LONG-TERM ASSETS
Deferred tax asset	437,336	452,431

PROPERTY AND EQUIPMENT, net	7,969,169	8,232,911

OTHER ASSETS
Goodwill	997,701	997,701
Intangible assets, net of accumulated amortization	522,923	529,300

Total Other Assets	1,520,624	1,527,001

TOTAL ASSETS	$45,936,465	$47,267,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$551,742	$893,822
Accrued liabilities	427,620	620,783
Income taxes payable	-	335,375

Total Current Liabilities	979,362	1,849,980

LONG-TERM LIABILITIES
Deferred income tax liability	632,732	632,732

TOTAL LIABILITIES	1,612,094	2,482,712

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,316,134 and 53,256,296 shares issued and outstanding, respectively	53,316	53,256
Additional paid-in capital	26,308,327	26,164,622
Accumulated other comprehensive loss	(2,281,909)	(2,282,682)
Retained earnings	20,244,637	20,849,932

Total Stockholders' Equity	44,324,371	44,785,128

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,936,465	$47,267,840

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ending June 30,
	2016	2015
REVENUES
Sales of goods, net	$3,462,893	$6,211,970
Sales of services, net	511,150	665,273
Total Revenues	3,974,043	6,877,243

COST OF SALES
Cost of goods sold-product	1,712,643	2,967,918
Cost of goods sold-services	347,150	595,538
Total Cost of Goods Sold	2,059,793	3,563,456

GROSS PROFIT	1,914,250	3,313,787

OPERATING EXPENSES
General and administrative expenses	2,385,567	3,441,140
Research and development	250,722	304,489
Depreciation and amortization expense	159,239	107,455

Total Operating Expenses	2,795,528	3,853,084

INCOME (LOSS) FROM OPERATIONS	(881,278)	(539,297)

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of fixed assets	(2,592)	18,637
Other (expense) income	4,756	(108,990)
Interest income	27,942	21,123

Total Other Income (Expense)	30,106	(69,230)

NET INCOME BEFORE INCOME TAXES	(851,172)	(608,527)

INCOME TAX EXPENSE (BENEFIT)	(245,877)	(149,714)

NET LOSS	$(605,295)	$(458,814)

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$773	$333,372

TOTAL COMPREHENSIVE INCOME (LOSS)	$(604,522)	$(125,441)

BASIC EARNINGS PER SHARE	$(0.01)	$(0.01)

FULLY DILUTED EARNINGS PER SHARE	$(0.01)	$(0.01)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	53,256,333	53,214,594

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	53,256,333	53,214,594

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ending,
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net Loss	$(605,295)	$(458,814)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	252,914	225,945
(Gain) Loss on sale of fixed assets	2,592	(18,637)
Bad debt expense	151,444	104,774
Stock options issued for services	143,765	187,406
Changes in operating assets and liabilities:
Changes in accounts receivable	770,432	2,402,191
Changes in income taxes receivable/payable	(541,844)	(129,012)
Changes in inventories	1,075,330	786,325
Changes in prepaid expenses	7,491	(18,728)
Changes in deferred tax asset/liability	15,095	(33,205)
Changes in accounts payable and accrued liabilities	(535,243)	(181,741)

Net Cash Provided by Operating Activities	736,681	2,866,504

INVESTING ACTIVITIES
Proceeds from sale of equipment	16,896	52,500
Purchase of fixed assets	-	(12,285)

Net Cash Provided by (Used in) Investing Activities	16,896	40,215

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	-	(23,526)
Stock issued in exercise of stock options	-	-

Net Cash Provided by (Used in) Financing Activities	-	(23,526)

Effect of exchange rate changes on cash	(3,082)	158,248

NET INCREASE IN CASH	750,495	3,041,441
CASH AT BEGINNING OF PERIOD	21,292,595	14,144,796

CASH AT END OF PERIOD	$22,043,090	$17,186,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2016 audited financial statements.  The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Profire Energy, Inc. was established on October 9, 2008 upon the closing of an Acquisition Agreement between The Flooring Zone, Inc. and Profire Combustion, Inc. and the shareholders of Profire Combustion, Inc. (the "Subsidiary").   Following the closing of the agreement The Flooring Zone, Inc. was renamed Profire Energy, Inc. (the "Parent").

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

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

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

Basic and Diluted Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted loss per share includes common stock equivalents outstanding at the balance sheet date. As of June 30, 2016 and 2015 the Company had 332,794 and 69,190 common stock equivalents from equity awards that have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. Basic and diluted loss per share are as follows:

	For the Three Months Ended June 30,
	2016	2015
Net income (loss) applicable to common shareholders	$(605,295)	$(458,813)
Weighted average shares outstanding	53,256,333	53,214,594
Weighted average fully diluted shares outstanding	53,256,333	53,214,594
Basic earnings per share	$(0.01)	$(0.01)
Fully diluted earnings per share	$(0.01)	$(0.01)

Foreign Currency and Comprehensive Income

The functional currency of the Company and its subsidiaries in the U.S. and Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively.  The financial statements of the Company were translated to USD using period end exchange rates for the balance sheet, and average exchange rates for the statements of operations.  Equity transactions were translated using historical rates.  The period-end exchange rates of 0.772081 and 0.7711 were used to convert the Company's June 30, 2016 and March 31, 2016 balance sheets, respectively, and the statements of operations used weighted average rates of 0.772962 and 0.811950 for the three months ended June 30, 2016 and 2015, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified.

Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and all debt securities with an original maturity of 90 days or less. As of June 30, 2016 and March 31, 2016, cash and cash equivalents totaled $22,043,090 and $21,292,595 respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $268,464 and $250,646 as of June 30, 2016 and March 31, 2016, respectively.

Inventories

In accordance with ARB No. 43 "Inventory Pricing," the Company's inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the average cost basis.  Inventory consists of finished goods held for sale and includes the following:

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Period Ending
	June 30, 2016	March 31, 2016
Raw materials	$716,949	$967,823
Finished goods	9,484,322	10,316,857
Work in process	-	-
Subtotal	10,201,271	11,284,680
Reserve for Obsolence	(229,919)	(237,998)
Total	$9,971,352	$11,046,682

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

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses.  The Company incurred advertising costs of $32,141 and $20,240 during the three months ended June 30, 2016 and 2015, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, "Share-Based Payment." which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis.  The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate.  The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.  The effective rates of income tax expense (benefit) are (29%) and (25%) for the three months ended June 30, 2016 and 2015, respectively.

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

Research and Development

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development were $250,722 and $304,489 for the three months ended June 30, 2016 and 2015, respectively.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue.  The Company classifies expenses for shipping and handling costs as cost of goods sold.  The Company incurred shipping and handling costs of $37,715 and $85,326 during the three months ended June 30, 2016 and 2015, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Beginning in fiscal year 2016, we revised the estimated useful lives from 5 to 7 years for furniture and fixtures, and machinery and equipment, 25 to 30 years for buildings, 3 to 5 years for vehicles, and added a software asset type that has a useful life of 2 years.  The change in depreciable lives is considered a change in accounting estimate on a prospective basis from April 1, 2015 and had an immaterial impact on overall financial statements for the period ended June 30, 2016.

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

	For the Period Ending
	June 30, 2016	March 31, 2016
Office furniture and equipment	$962,026	$968,135
Service and shop equipment	567,230	577,240
Vehicles	2,677,825	2,715,920
Land and buildings	6,735,050	6,733,415
Total property and equipment	10,942,131	10,994,710
Accumulated depreciation	(2,972,962)	(2,761,799)
Net property and equipment	$7,969,169	$8,232,911

NOTE 4 – STOCKHOLDERS' EQUITY

The Company had the following $0.001 par value authorized stock:
Preferred Stock 10,000,000 shares.
Common Stock 100,000,000 shares.

As of June 30, 2016 and March 31, 2016, the Company had 53,316,134 and 53,256,296 shares of common stock issued and outstanding, respectively.

During the period ended June 30, 2016, the Company issued 59,953 restricted shares of common stock for the settlement of previously vested restricted stock awards for which the compensation expense was recorded in prior years.

NOTE 5 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names. The costs of distribution agreements are amortized over the remaining life of agreements. The costs of the patents are to be amortized over 20 years once the patent has been approved.  Indefinite-lived intangible assets consist of goodwill.

In accordance with ASC 350, Goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value.  The Company's annual goodwill impairment testing date is March 31 of each year. Intangible assets consisted of the following:

Definite-lived intangible assets

	For the Period Ending
	June 30, 2016	March 31, 2016
Distribution agreements	$40,757	$40,702
Less: Accumulated amortization	$(40,757)	(40,702)
Distribution agreements, net	—	—
Patents, trademarks, copyrights, and domain names	$567,882	567,109
Less: Accumulated amortization	$(44,959)	(37,809)
Patents, trademarks, copyrights, and domain names, net	522,923	529,300
Total definite-lived intangible assets, net	$522,923	$529,300

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Indefinite-lived intangible assets

	For the Period Ending
	June 30, 2016	March 31, 2016
Goodwill	$997,701	$997,701

Estimated amortization expense for the distribution agreements, patents, trademarks, copyrights, and domain names for the next five years consists of the following as of March 31, 2016:

For the Three Months Ending March 31,
Year	Amount
2017	28,103
2019	28,103
2020	28,103
2021	28,103

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ending June 30,
Sales	2016	2015
Canada	$1,422,087	$1,401,544
United States	2,551,956	5,475,699
Total	$3,974,043	$6,877,243

	For the Period Ending
Long-lived assets	June 30, 2016	March 31, 2016

Canada	$1,049,427	$1,067,346
United States	6,919,742	7,165,565
Total	$7,969,169	$8,232,911

NOTE 7 – STOCK BASED COMPENSATION

On May 25, 2016 the Company granted a total of 315,500 stock options to employees.  The options vest 1/3 each year for 3 years, with the first vesting occurring on the first anniversary of the vesting date. The Company estimates the fair value of each option award at the grant date by using the Black-Scholes option pricing model.

Additionally, the Company granted 15,000 RSUs to Ryan Oviatt, the Company CFO vesting immediately on the date of grant, pursuant to his employment agreement. The Company estimates the fair value of the RSUs at their intrinsic value at the time of granting.

The Company recognized $143,765 and $187,406 in expense for the fair value of previously granted stock based compensation vested during the three months ended June 30, 2016, and 2015, respectively. Stock compensation expense is recognized on a pro-rata basis over the vesting period of the equity awards. During the three month periods ended June 30, 2016 the Company recognized $143,765 in compensation expense arising from equity awards issued, leaving $1,142,898 of compensation expense on equity awards to be recognized subsequent to June 30, 2016.

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

A summary of the status of the Company's stock option plans and the changes during each period are presented below:

Stock Based Compensation

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2015	2,113,500	1.90
Granted	-	-
Exercised	-	-
Forfeited/Expired	(552,300)	1.54
Outstanding, March 31, 2016	1,561,200	1.90

Exercisable, March 31, 2016	1,050,800	2.12

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2016	1,561,200	1.90
Granted	315,500	1.01
Exercised	-	-
Forfeited/Expired	(96,000)	1.92
Outstanding, June 30, 2016	1,780,700	1.84

Exercisable, June 30, 2016	1,128,500	2.10

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about the Company's outstanding stock options:

Total Outstanding and Exercisable March 31, 2016

	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
Strike Price
$0.30	110,000	0.88	110,000	0.30
$1.37	711,500	3.13	345,500	1.37
$1.75	346,500	1.93	276,500	1.75
$3.85	200,000	3.61	200,000	3.85
$3.95	100,000	7.86	100,000	3.95
$4.03	93,200	4.09	18,800	4.03
	1,561,200	2.92	1,050,800	2.12

	Total Outstanding and Exercisable June 30, 2016

	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
Strike Price
$0.30	110,000	0.63	110,000	0.30
$1.01	315,500	3.90	-	1.01
$1.37	658,000	2.84	431,000	1.37
$1.75	320,000	1.68	255,000	1.75
$3.85	200,000	3.36	200,000	3.85
$3.95	100,000	7.61	100,000	3.95
$4.03	77,200	3.84	32,500	4.03
	1,780,700	2.67	1,128,500	2.10

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about non-vested options as of the three months ended June 30, 2016:

Non-vested options	Options	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2016	510,400	1.81
Stock options granted during the period	315,500	1.01
Stock options canceled	(96,000)	1.92
Cancellation of previously vested stock options	50,700	1.59
Vested during the period ended June 30, 2016	(128,200)	1.68
Non-vested at June 30, 2016	659,900	1.41

The following table summarizes information about non-vested restricted stock awards as of the three months ended June 30, 2016:

Non-vested restricted stock	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2016	97,334	4.03
Restricted stock granted during the period	-	-
Restricted Stock canceled	-	-
Vested, not settled during the period ended June 30, 2016	(24,332)	4.03
Vested & settled during the period ended June 30, 2016	-	-
Non-vested at June 30, 2016	73,002	4.03
Non-vested restricted stock units	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2016	305,333	1.38
Restricted stock units granted during the period	15,000	1.01
Restricted stock units canceled	-	-
Vested, not settled during the period ended June 30, 2016	(48,333)	1.01
Vested & settled during the period ended June 30, 2016	-	-
Non-vested at June 30, 2016	272,000	1.36

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2016 and March 31, 2016

NOTE 8 – SUBSEQUENT EVENTS

On July 18, 2016, Mr. Stephen E. Pirnat notified (the "Company") of his decision not to stand for re-election to the Company's Board of Directors ("Board") at the Company's 2016 Annual Meeting of Stockholders ("2016 Annual Meeting"). Mr. Pirnat will continue to serve as a Director until the election of Directors at the 2016 Annual Meeting. Mr. Pirnat's decision to resign did not involve any disagreement with the Company, the Company's managers, or the Board of Directors.

On May 13, 2016, (the "Company") received a letter ("Notice") from The NASDAQ Stock Market LLC ("Nasdaq") notifying the Company that, because the closing bid price for its Common stock was below $1.00 per share for the previous 30 consecutive business days, it no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2).  The letter also stated that the Company was granted an initial compliance period of 180 calendar days, or until November 9, 2016, to regain compliance with the Minimum Bid Price Requirement pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A).  The letter indicated that if, at any time during the 180 day compliance period, the closing bid price of the Common Stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement.

On July 8, 2016 the Company received a letter from Nasdaq notifying the Company that for the previous 10 consecutive business days, from June 23 to July 7, 2016, the closing bid price of the Company's common stock was $1.00 per share or greater, and that the Company regained compliance with Marketplace Rule 5550(a)(2) and this matter is now closed.

On June 20, 2016 the Company issued a total of 9,081 restricted shares to its CFO. The shares were issued as a net settlement of previously granted and vested restricted stock units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month periods ended June 30, 2016 and 2015.  For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2016.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on management's beliefs and assumptions and on information currently available to management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as "may", "should", "expect", "project", "plan", "anticipate", "believe", "estimate", "intend", "budget", "forecast", "predict", "potential", "continue", "should", "could", "will" or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Recent Developments

On May 26, 2016, Profire announced that its Board of Directors had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. Any purchases under the program will be made at the discretion of management. The size and timing of any purchases will depend on price, market and business conditions and other factors. Open market purchases will be conducted in accordance with applicable legal requirements. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares.

On May 4, 2016, the Company issued a total of 59,953 restricted shares to one of its Independent Directors. The shares were issued in the settlement of previously granted and vested restricted stock units.

Overview of Products & Services

Summary

We design, assemble, install, service, and sell oilfield-management technologies. Our flagship products are burner-management systems that monitor and manage burners found throughout the industry. We believe our products provide major benefits to our customers including improved efficiency, increased safety, and enhanced compliance with evolving industry regulation. We also sell related products such as flare ignition systems, fuel train components, secondary airplates, valve actuators, solar packages, and chemical-management systems. Our products and services aid oil and natural gas producers in the safe and efficient production and transportation of oil and natural gas.

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

The Company frequently assesses market needs by participating in industry conferences and soliciting feedback from existing and potential customers and looks for opportunities to provide quality solutions to the oil and gas producing companies it serves. Upon identifying a potential market need, the Company begins researching the market and developing products that might have feasibility for future sale.

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

Our chemical-management systems monitor and manage this chemical-injection process to ensure that optimal levels of chemicals are injected. This improves the efficiency of the pump and production quality of the well, improves safety for workers that would otherwise be exposed to these chemicals, and improves compliance with pipeline operators. Like our burner-management systems, our chemical-management systems can be monitored and managed remotely via SCADA or other remote-communication systems. A patent was issued domestically related to our chemical management system and its process for supplying a chemical agent to a process fluid.  Other international patents are pending.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Total Revenues

Total revenues during the three months ended June 30, 2016 decreased $2,903,200 or 42%, compared to the comparable period ended June 30, 2015.  This decrease was principally attributable to decreased sales of goods, net, as well as decreased sales of services, net.  Though we expect to continue to deal with a difficult industry environment for some time, we are focusing our resources in geographic areas that we believe will produce the highest level of total revenues and return on investment.

Sales of Goods, Net

Sales of goods, net during the three months ended June 30, 2016 decreased $2,749,077 or 44%, compared to the comparable period ended June 30, 2015. This decrease was principally attributable to the reduced purchasing from companies in the oil and gas industry stemming from budget constraints due to the drastic decline in the underlying commodity prices year over year.

Sales of Services, Net

Sales of services, net during the three months ended June 30, 2016 decreased $154,123 or 23%, compared to the comparable period ended June 30, 2015. The decrease in sales of services, net, was principally attributable to the decrease in overall purchasing by our customers, as services are generally provided on the installation of newly purchased systems. Although the primary purpose of our service team is to support product sales, our service team also provides valuable feedback for our sales and research and development teams as well as a number of auxiliary services for our customers.

Total Cost of Goods Sold

Total cost of goods sold during the three months ended June 30, 2016 decreased $1,503,664 or 42%, compared to the comparable period ended June 30, 2015.  As a percentage of total revenues, total cost of goods sold was 52% during the three months ended June 30, 2016 and 2015.

Cost of Goods Sold-Products

Cost of goods sold-products during the three months ended June 30, 2016 decreased $1,255,275 or 42%, compared to the comparable period ended June 30, 2015, primarily as a result of decreased sales. As a percentage of revenues from product sales, cost of goods sold-products increased to 50% during the three months ended June 30, 2016, compared to 48% for the comparable period ended June 30, 2015. This change is largely attributable to the improved allocation of overhead costs of some product-related fixed assets associated with storage and inventory management.

Given the current and expected industry conditions in the oil and gas industry, we have been and will continue to work with our suppliers to control our inventory costs, which has the largest impact on margin.  We have been relatively successful in maintaining our price during the industry volatility, though customers have sought prices reductions.  We anticipate holding prices relatively stable, within the confines of normal sales operations. We anticipate returning to a more historical margin in the long-run, especially with increased sales, though quarterly results will vary. We expect this migration to historical margin levels will take several quarters.

Cost of Goods Sold-Services

Cost of goods sold-services during the three months ended June 30, 2016 decreased $248,388 or 42%, compared to the comparable period ended June 30, 2015, as a result of decreased sales of service.  As a percentage of service revenues, cost of goods sold-service decreased to 68% during the three months ended June 30, 2016, compared to 90% for the comparable period ended June 30, 2015. The change in cost of goods sold-service was achieved by cost cutting measures to right size our service division for the current industry context and make it more profitable.

Gross Profit

Gross profit during the three months ended June 30, 2016 remained unchanged at 48% compared to the comparable period ended June 30, 2015.

Total Operating Expenses

Our total operating expenses during the three months ended June 30, 2016 decreased $1,057,556 or 27%, compared to the comparable period ended June 30, 2015.  As a percentage of total revenues, total operating expenses during the three months ended June 30, 2016 increased from 56% to 70%, compared to the comparable period ended June 30, 2015. Despite significant efforts to control and manage operating costs which brought total operating costs down by 27%, revenue declined 42% which caused total operating expenses as a percentage of total revenues to increase sharply.

General and Administrative Expenses

General and administrative expenses during the three months ended June 30, 2016 decreased by $1,055,573 or 31% compared to the comparable period ended June 30, 2015.  As a percentage of total operating expenses, general and administrative expenses during the three months ended June 30, 2016 decreased from 89% to 85% compared to the comparable period ended June 30, 2015. The decrease in overall costs were due to cost management and reduction efforts in professional fees, sales and marketing expenses, stock based compensation, travel and payroll costs.  We will continue to closely evaluate expenses and determine what expense-reduction actions, if any, need to be taken.

Research and Development

Research and development expenses during the three months ended June 30, 2016 decreased $53,767 or 18%, compared to the comparable period ended June 30, 2015.  As a percentage of total operating expenses, research and development expenses during the three months ended June 30, 2016 increased from 8% to 9% compared to the comparable period ended June 30, 2015.  This decrease in total cost was due to cost cutting efforts across the department while maintaining the prioritization of research and development projects.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended June 30, 2016 increased $51,784 or 48%, compared to the comparable period ended June 30, 2015. As a percentage of total operating expenses, depreciation increased from 2.8% to 5.7% due to the decrease in the allocation of depreciation to cost of goods sold mostly related to operational changes made to the service department.

Total Other Income (Expense)

Total other income during the three months ended June 30, 2016 increased $99,336 compared to the comparable period ended June 30, 2015. The majority of this increase is due to the impact of Foreign Exchange gains and losses in each period.

Net Income (Loss) Before Income Taxes

The decreases we realized in total revenues, gross profit and total operating expenses combined to lead to a net loss before income taxes during the three months ended June 30, 2016 of $851,172 compared to net loss before income taxes of $608,527 during to the comparable period ended June 30, 2015.

Income Tax Expense (Benefit)

Income tax benefit during the three months ended June 30, 2016 increased $96,163 or 64%, compared to the comparable period ended June 30, 2015. The increase was due to the larger net loss before tax during the period and due to changes in various deferred tax items.

Foreign Currency Translation Gain (Loss)

Our consolidated financial statements are presented in United States dollars ("USD").  Our functional currencies are the USD and the Canadian dollar ("CAD").  Transactions initiated in other currencies are translated to USD using period ending exchange rates for the balance sheet and weighted average exchange rates for the statements of operations.  Equity transactions were translated using historical rates. Therefore, the translation adjustment in our consolidated financial statements represents the translation differences from translation of our financial statements. As a result, the translation adjustment is commonly, but not always, positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income (Loss).

We recognized a foreign currency translation gain of $773 during the three months ended June 30, 2016.  By comparison, during the three months ended June 30, 2015 we recognized a gain of $333,372 in foreign currency translation. The changes in translation gain were the result of volatility in foreign exchange rates, specifically between the USD and CAD.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a total comprehensive loss during the three months ended June 30, 2016 of $604,522 compared to total comprehensive loss of $125,441 during the comparable period ended June 30, 2015.

Liquidity and Capital Resources

Total current assets were $36,009,336 and total assets were $45,936,465 including cash and cash equivalents of $22,043,090 at June 30, 2016.  Total current liabilities were $979,362 and total liabilities were $1,612,094 at June 30, 2016. Working capital at June 30, 2016 was $35,029,974 compared to $35,205,517 at March 31, 2016.

During the three months ended June 30, 2016 the increase in cash was primarily provided from operations.  See below for additional discussion and analysis of cash flow:

	For the Three Months Ending June 30,
	2016	2015
Net cash provided by operating activities	$736,681	$2,866,505
Net cash provided by investing activities	16,896	40,215
Net cash provided by (used in) financing activities	-	(23,526)
Effect of exchange rate changes on cash	(3,082)	158,248
NET INCREASE IN CASH	$750,495	$3,041,442

Net cash provided by our operating activities was $736,681. During the three months ended June 30, 2016 we realized an increase in cash primarily derived from changes in accounts receivable and inventory. These increases were partially offset by decreases in cash resulting from our net loss and a significant pay down of accounts payable and accrued liabilities during the period.

            During the three months ended June 30, 2016, net cash provided by investing activities was $16,896 and was primarily driven by proceeds from disposal of equipment during the period. We do not have plans to make significant purchases of fixed assets in the short-term.

During the three months ended June 30, 2016, no cash was received in financing activities for the issuance of stock options.

As a result of the net cash provided from operating and investing activities, we realized a net increase in cash during the three months ended June 30, 2016 of $750,495 compared to a $3,041,442 net increase during the three months ended June 30, 2015.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure and control procedures were not effective due to material weaknesses identified as part of fiscal year 2016 year-end review of internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by management during our internal assessment, see our Form 10-K for the fiscal year ended March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2016, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
We expect to use the proceeds from this offering for expansion of our sales and service team to match the demand for our product in regions where legislation has passed, requiring the use of our technology, and for other working capital purposes. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, solutions or technologies. In addition, the amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and other factors.  Accordingly, our management will have discretion and flexibility in applying the net proceeds of this offering. Pending any uses, as described above, we intend to invest the net proceeds in high quality, investment grade, short-term fixed income instruments which include corporate, financial institution, federal agency or U.S. government obligations.

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

PROFIRE ENERGY, INC.

Date:	August 10, 2016	By:	/s/Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 10, 2016	By:	/s/Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer