Form 10-Q
period 2016-09-30
PROFIRE ENERGY INC
filed 2016-11-09
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 7, 2016, the registrant had 53,509,879 shares of common stock, par value $0.001, issued and 53,256,962 shares outstanding.

PROFIRE ENERGY, INC.
FORM 10-Q

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and March 31, 2016	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and six month periods ended September 30, 2016 and 2015	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month period ended September 30, 2016 and 2015	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure about Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

PART I. FINANCIAL INFORMATION

Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
ASSETS	September 30, 2016	March 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,674,786	$21,292,595
Accounts receivable, net	3,695,422	4,132,137
Inventories, net	8,921,196	11,046,682
Income tax receivable	507,526	268,326
Short term investments	2,172,410	-
Investments - other	3,000,000	-
Prepaid expenses & other current assets	463,287	315,757

Total Current Assets	30,434,627	37,055,497

LONG-TERM ASSETS
Deferred tax asset	455,504	452,431
Long Term Investments	5,950,473	-

PROPERTY AND EQUIPMENT, net	7,715,964	8,232,911

OTHER ASSETS
Goodwill	997,701	997,701
Intangible assets, net of accumulated amortization	508,276	529,300

Total Other Assets	1,505,977	1,527,001

TOTAL ASSETS	$46,062,544	$47,267,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$802,218	$893,822
Accrued liabilities	478,108	620,783
Income taxes payable	-	335,375

Total Current Liabilities	1,280,326	1,849,980

LONG-TERM LIABILITIES
Deferred income tax liability	558,829	632,732

TOTAL LIABILITIES	1,839,155	2,482,712

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,325,215 issued and 53,109,905 outstanding at September 30, 2016 and 53,256,296 issued and outstanding at March 31, 2016	53,325	53,256
Treasury stock, at cost	(261,544)	-
Additional paid-in capital	26,617,570	26,164,622
Accumulated other comprehensive loss	(2,505,050)	(2,282,682)
Retained earnings	20,319,089	20,849,932

Total Stockholders' Equity	44,223,390	44,785,128

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,062,544	$47,267,840

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Sales of goods, net	$4,507,044	$7,291,846	$7,969,936	$13,503,816
Sales of services, net	483,769	805,448	994,919	1,470,721
Total Revenues	4,990,813	8,097,294	8,964,855	14,974,537

COST OF SALES
Cost of goods sold-product	1,977,658	3,445,188	3,690,300	6,413,106
Cost of goods sold-services	388,496	623,992	735,645	1,219,530
Total Cost of Sales	2,366,154	4,069,180	4,425,945	7,632,636

GROSS PROFIT	2,624,659	4,028,114	4,538,910	7,341,901

OPERATING EXPENSES
General and administrative expenses	2,328,100	2,919,862	4,713,665	6,361,000
Research and development	263,712	295,146	514,435	599,635
Depreciation and amortization expense	160,216	137,999	319,455	245,454

Total Operating Expenses	2,752,028	3,353,007	5,547,555	7,206,090

INCOME (LOSS) FROM OPERATIONS	(127,369)	675,107	(1,008,645)	135,811

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of fixed assets	-	754	(2,592)	19,391
Other income	82,452	352,310	87,207	243,320
Interest income	19,667	5,517	47,609	26,640

Total Other Income	102,119	358,581	132,224	289,351

NET INCOME (LOSS) BEFORE INCOME TAXES	(25,249)	1,033,689	(876,420)	425,162

INCOME TAX EXPENSE (BENEFIT)	(99,701)	254,781	(345,578)	105,067

NET INCOME (LOSS)	$74,452	$778,907	$(530,843)	$320,095

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	$(202,520)	$(1,084,519)	$(201,747)	$(751,147)
Unrealized losses on investments	(20,621)	-	(20,621)	-

Total Other Comprehensive Loss	(223,141)	(1,084,519)	(222,368)	(751,147)

TOTAL COMPREHENSIVE LOSS	$(148,689)	$(305,612)	$(753,211)	$(431,052)

BASIC EARNINGS PER SHARE	$0.00	$0.01	$(0.01)	$0.01

FULLY DILUTED EARNINGS PER SHARE	$0.00	$0.01	$(0.01)	$0.01

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	53,215,385	53,236,979	53,235,747	53,230,892

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	54,091,419	53,344,291	53,235,747	53,338,204

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period Ended,
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net Income (Loss)	$(530,843)	$320,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	505,117	476,548
(Gain) Loss on sale of fixed assets	2,592	(19,391)
Bad debt expense	208,628	86,494
Stock options issued for services	447,691	325,334
Changes in operating assets and liabilities:	-
Changes in accounts receivable	163,107	2,567,419
Changes in income taxes receivable/payable	(577,575)	(253,794)
Changes in inventories	2,082,532	1,600,797
Changes in prepaid expenses	(147,750)	(262,547)
Changes in deferred tax asset/liability	(76,976)	(73,268)
Changes in accounts payable and accrued liabilities	(231,168)	373,484

Net Cash Provided by Operating Activities	1,845,355	5,141,171

INVESTING ACTIVITIES
Proceeds from sale of equipment	16,896	119,935
Purchase of investments	(11,143,504)	-
Purchase of fixed assets	(7,140)	(28,572)

Net Cash Provided by (Used in) Investing Activities	(11,133,748)	91,363

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	-	(39,243)
Purchase of Treasury stock	(261,544)	-

Net Cash Used in Financing Activities	(261,544)	(39,243)

Effect of exchange rate changes on cash	(67,872)	(383,797)

NET INCREASE (DECREASE) IN CASH	(9,617,809)	4,809,494
CASH AT BEGINNING OF PERIOD	21,292,595	14,144,796

CASH AT END OF PERIOD	$11,674,786	$18,954,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Condensed Consolidated Financial Statements
 September 30, 2016 and March 31, 2016

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2016 audited financial statements and Form 10-K.  The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of Profire Energy, Inc. and Subsidiary (the "Company") is presented to assist in understanding the Company's consolidated financial statements.  The Company's accounting policies conform to accounting principles generally accepted in the United States of America ("US GAAP").

Profire Energy, Inc. was established on October 9, 2008 upon the closing of transactions contemplated by an Acquisition Agreement between The Flooring Zone, Inc. and Profire Combustion, Inc. and the shareholders of Profire Combustion, Inc. (the "Subsidiary").   Following the closing of the transactions, The Flooring Zone, Inc. was renamed Profire Energy, Inc. (the "Parent").

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

The Company provides burner and chemical management products and services for the oil and gas industry primarily in the Canadian and US markets.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 1 of the Notes to the Consolidated Financial Statements in the Company's 10-K, except as discussed below.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on financial position, net income, or stockholders' equity.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "investments—other." Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as "short term investments—other." Certificates of deposit with remaining maturities greater than one year are classified as "long term investments—other."

Investments

Investments consist of available-for-sale debt securities and mutual funds invested in debt securities that the Company carries at fair value. Investments with original maturities of greater than three months at the date of purchase are classified as investments. Of these, bonds with maturities of less than one year and mutual funds expected to be liquidated within one year from the balance sheet date are classified as Short Term Investments. Bonds with maturities of greater than one year or mutual funds not expected to be liquidated within one year as of the balance sheet date are classified as Long Term Investments.

The Company accumulates unrealized gains and losses, net of tax, on the Company's available-for-sale securities in accumulated other comprehensive income in the shareholders' equity section of its balance sheets. Such unrealized gains or losses do not increase or decrease net income for the applicable accounting period. The Company includes realized gains and losses on its available-for-sale securities in other income (expense), in its statements of operations. Dividend and interest income earned on all investments is included in earnings as other income.

Treasury Stock

Treasury stock repurchased and held by the Company is recorded as a separate line item on the Consolidated Balance Sheets. Treasury stock is held at cost until retired or reissued. Legal, brokerage, and other costs to acquire shares are not included in the cost of treasury stock. When treasury stock is reissued, any gains are included as part of additional paid-in capital. Losses upon reissuance reduce additional paid-in capital to the extent that previous net gains from the same class of stock have been recognized and any losses above that are recognized as part of retained earnings.

NOTE 3 – RESEARCH AND DEVELOPMENT

Research and Development

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development are presented in the table below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Research and Development	$263,712	$295,146	$514,435	$599,635

NOTE 4 – STOCKHOLDERS' EQUITY

As described in Note 2, treasury stock is recorded at cost until reissued or retired. As of September 30, 2016 and March 31, 2016, the Company held 215,310 and 0 shares in treasury at a total cost of $261,544 and $0, respectively. All purchases of treasury stock have been made at market prices.

NOTE 5 - FINANCIAL INSTRUMENTS AND INVESTMENTS

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.

A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is divided into the following three categories:

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Investments are presented at fair value as of the balance sheet date and accumulated gains or losses on those investments are reported in other comprehensive income. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from financial instruments and any declines in the value of investments are temporary in nature.

NOTE 5 - FINANCIAL INSTRUMENTS AND INVESTMENTS (CONTINUED)

The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of September 30, 2016 and March 31, 2016:

	September 30, 2016
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
Level 1
Money Market Funds	$819,582	$-	$819,582	$819,582	$-	$-
Mutual Funds	1,473,536	(7,686)	1,465,850	-	-	1,465,850
Subtotal	2,293,118	(7,686)	2,285,432	819,582	-	1,465,850

Level 2
Certificates of Deposit	$3,000,000	$-	$3,000,000	$-	$3,000,000	$-
Corporate Bonds	2,251,003	(1,580)	2,249,423	-	250,294	1,999,129
Municipal Bonds	4,418,965	(11,355)	4,407,610	-	1,922,116	2,485,494
Subtotal	9,669,968	(12,935)	9,657,033	-	5,172,410	4,484,623

Total	$11,963,086	$(20,621)	$11,942,465	$819,582	$5,172,410	$5,950,473

March 31, 2016
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
Level 1
Money Market Funds	$-	$-	$-	$-	$-	$-
Mutual Funds	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-

Level 2
Certificates of Deposit	$-	$-	$-	$-	$-	$-
Corporate Bonds	-	-	-	-	-	-
Municipal Bonds	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-

Total	$-	$-	$-	$-	$-	$-

NOTE 5 - FINANCIAL INSTRUMENTS AND INVESTMENTS (CONTINUED)

Unrealized gains (losses) on investments incurred during the periods are presented below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Unrealized Holding Gains (Losses)	$(20,621)	$-	$(20,621)	$-

The maturities for bonds held by the Company as of September 30, 2016 are presented in the table below:

Maturity	Fair Value
Less Than One Year	2,172,410
1-2 years	875,078
2-5 years	3,050,858
5-10 years	258,687
Over 10 years	300,000
6,657,033

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Sales	2016	2015	2016	2015
Canada	$1,273,863	$1,936,709	$2,695,950	$3,338,253
United States	3,716,950	6,160,585	6,268,905	11,636,284
Total Consolidated	$4,990,813	$8,097,294	$8,964,855	$14,974,537

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Profit (Loss)	2016	2015	2016	2015
Canada	$(114,114)	$98,216	$(167,289)	$(131,662)
United States	188,566	680,691	(363,553)	451,756
Total Consolidated	$74,452	$778,907	$(530,843)	$320,095

			As of
Long-lived assets			September 30, 2016	March 31, 2016

Canada			$1,014,981	$1,067,346
United States			6,700,983	7,165,565
Total Consolidated			$7,715,964	$8,232,911

NOTE 7 – STOCK BASED COMPENSATION

On May 25, 2016, the Company granted a total of 315,500 stock options to employees at a strike price of $1.01.  The options vest 1/3 each year for 3 years, with the first vesting occurring on the first anniversary of the grant date. The Company estimates the fair value of each option award at the grant date by using the Black-Scholes option pricing model.

Additionally, on May 25, 2016, the Company granted 15,000 restricted stock units ("RSUs") to Ryan Oviatt, the Company CFO. Pursuant to his employment agreement, the RSUs granted to Mr. Oviatt vested immediately. The Company estimates the fair value of the RSUs at their intrinsic value at the time of grant.

On September 15, 2016, the Company issued a total of 208,266 RSUs to the directors of the Company. Half of the RSUs vested immediately and the remaining half will vest one year after issuance. The Company estimates the fair value of the RSUs at their intrinsic value at the time of grant.

NOTE 8 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2016	March 31, 2016
Raw materials	$706,505	$967,823
Finished goods	8,443,536	10,316,857
Work in process	-	-
Subtotal	9,150,041	11,284,680
Reserve for Obsolescence	(228,845)	(237,998)
Total	$8,921,196	$11,046,682

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the three months ended September 30, 2016			For the six months ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	74,452	53,215,385	$0.00	(530,843)	53,235,747	$(0.01)

Effect of Dilutive Securities
Stock options	-	876,034		-	-

Diluted EPS
Net income available to common stockholders + assumed conversions	74,452	54,091,419	$0.00	(530,843)	53,235,747	$(0.01)

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE (CONTINUED)

Options to purchase 1,343,500 shares of common stock at a weighted average price of $2.17 per share were outstanding during the three-months ending September 30, 2016, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options, which expire Between February 2017 and May of 2020, were still outstanding at September 30, 2016.

During the six months ended September 30, 2016, options to purchase 2,503,127 shares of common stock at a weighted average price of $1.30 per share were outstanding, but were not included in the computation of diluted EPS because the effect would be anti-dilutive. These options, which expire Between February 2017 and May of 2020, were still outstanding at September 30, 2016.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was available to be issued and the following subsequent events occurred:

On October 18, 2016, the Company issued 50,000 shares of common stock to an employee for exercising previously granted and vested stock options. Compensation expense for these shares had already been recognized during the vesting period.

On November 2, 2016, the Board of Directors approved a stock option grant to executives of the Company with a strike price of $1.17. The options vest 50% annually over two years, with the first vesting occurring on the first anniversary of the grant date. The options expire on November 2, 2019. The Company's CEO was granted 400,000 options, the CFO was granted 200,000 options, and the CTO was granted 75,000 options. The Company estimates the fair value of each option award at the grant date by using the Black-Scholes option pricing model, which will result in approximately $187,000 in compensation expense over each of the next two years.

On November 2, 2016, the Company issued 134,664 shares of stock to a Director for settlement of previously granted and vested restricted stock units. Compensation expense for these shares had already been recognized during the vesting period.

Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three- and six-month periods ended September 30, 2016 and 2015.  For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2016.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's beliefs and assumptions and on information currently available to management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as "may", "should", "expect", "project", "plan", "anticipate", "believe", "estimate", "intend", "budget", "forecast", "predict", "potential", "continue", "should", "could", "will" or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Recent Developments

On May 26, 2016, Profire announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. Any purchases under the program will be made at the discretion of management. The size and timing of any purchases will depend on price, market and business conditions and other factors. Open market purchases will be conducted in accordance with applicable legal requirements. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares.

As of September 30, 2016, the Company had repurchased 215,310 shares pursuant to the repurchase program for an aggregate purchase price of $261,544 See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

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

As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  We believe, despite the current industry down turn, there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, partly for potential regulatory-satisfaction purposes. We continue to assess compliance-interest in the industry, especially given the budgetary constraints we have observed over the last year. We believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations in Canada and throughout the United States.

We initially developed our first burner-management system in 2005.  Since 2005, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with Canadian Standards Association (CSA) and Underwriters Laboratories (UL) ratings.

Our burner-management systems have become widely used in Western Canada, and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake Energy, ConocoPhillips, Devon Energy, Encana, Exxon-Mobil, Petro-Canada, Shell and others.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Ukraine, India, Nigeria, the Middle East, Australia, and Brazil. While we have an interest in expanding our long-run international distribution capabilities, our current principal focus is on the North American oil and gas market.

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

Throughout the industry, Programmable Logic Controllers (PLC) are used to operate and manage custom-built oilfield applications. Though capable, PLC's can be expensive, tedious, and difficult to use. Our unique solution, the PF3100, can help manage and synchronize custom applications helping oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  The Company is selling the PF3100 for initial use in the oil and gas industry's natural-draft market, with additional modules, including forced-air modules, planned for the near-future.

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

Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we have sold historically, we extended our product line by acquiring the assets of VIM Injection Management ("VIM") in November 2014, which extended our product offering to include chemical-management systems.

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

Inaccurate injection levels are problematic because the chemicals injected are expensive, and over-injection causes unnecessary expense for producers. Under-injection can also be problematic because it often results in the creation of poor product (i.e., with wax, hydrate, or corrosion agents) and causes problems with pipeline audits.

Our chemical-management systems monitor and manage the chemical-injection process to ensure that optimal levels of chemicals are injected. This improves the efficiency of the pump and production quality of the well, improves safety for workers that would otherwise be exposed to these chemicals, and improves compliance with pipeline operators. Like our burner-management systems, our chemical-management systems can be monitored and managed remotely via SCADA or other remote-communication systems. We hold a U.S. patent related to our chemical management system and its process for supplying a chemical agent to a process fluid.  Other international patents are pending.

Results of Operations

Comparison of the current and prior fiscal quarters

The oil and gas industry has struggled since the price of oil has fallen. In an effort to provide timely and relevant information to the users of our financial statements, we have evaluated our results this quarter compared to the prior quarter. The table below shows key financial statement items and their changes between quarters:

	For the Three Months Ended
	Sep 2016	Jun 2016	$ Change	% Change
Revenues	$4,990,813	$3,974,043	$1,016,770	26%
Cost of Goods Sold	2,366,154	2,059,793	$306,361	15%
Gross Profit Percentage	53%	48%
Total Operating Expenses	2,752,028	2,795,528	$(43,500)	-2%

Total Revenues

Despite the ongoing challenging industry conditions, our sales and marketing efforts have focused on securing additional opportunities with our customers, resulting in a revenue increase of 26% over the prior quarter. These efforts have been supported by oil prices stabilizing in the mid to upper $40's for the second quarter in a row.

Total Cost of Goods Sold

Cost of goods sold increased 15% over the prior quarter which was driven by the increase in sales.

Gross Profit

Gross profit improved by 5% in the current quarter over the prior quarter. This improvement was driven primarily by product mix changes between the two periods as well as a reduction in overhead allocated to cost of goods sold.

Total Operating Expenses

Total operating expenses decreased slightly from the prior quarter to $2,752,028. This decrease and level of operating expense has been achieved by ongoing cost management efforts to maintain operating cost reductions achieved over the past nine months.

Comparison of the three- and six-months ended September 30, 2016 and 2015

Total Revenues

Total revenues during the three months ended September 30, 2016 decreased $3,106,481 or 38%, compared to the comparable period in 2015. During the six months ended September 30, 2016, total revenues decreased $6,009,681 or 40% compared to the comparable period in 2015. These decreases were principally attributable to decreased sales of goods, net, as well as decreased sales of services, net, which are explained below.  Though the difficult industry environment could continue for some time, we are focusing our resources in geographic areas that we believe have the greatest potential for improved revenues and return on investment.

Sales of Goods, Net

Sales of goods, net during the three months ended September 30, 2016 decreased $2,784,802  or 38% compared to the comparable period in 2015. During the six months ended September 30, 2016, sales of goods, net decreased $5,533,880 or 41% compared to the comparable period in 2015. This decrease was principally attributable to the reduced purchasing by companies in the oil and gas industry stemming from budget constraints due to the drastic volatility and prolonged suppression in the underlying commodity prices.

Sales of Services, Net

Sales of services, net during the three months ended September 30, 2016 decreased $321,679 or 40% compared to the comparable period in 2015. During the six months ended September 30, 2016, sales of services, net decreased $475,802 or 32% compared to the comparable period in 2015.  The decrease in sales of services, net, was principally attributable to the decrease in overall purchasing by our customers, as services are generally provided on the installation of newly purchased systems.

Total Cost of Goods Sold

Total cost of goods sold during the three months ended September 30, 2016 decreased $1,703,027  or 42% compared to the comparable period in 2015. During the six months ended September 30, 2016, total cost of goods sold decreased $3,206,691 or 42% compared to the comparable period in 2015. As a percentage of total revenues, total cost of goods sold was 47% and 50% during the three months ended September 30, 2016 and 2015, respectively and 49% and 51% during the six months ended September 30, 2016 and 2015, respectively. The specific reasons for the change are discussed in detail for each component of cost of goods sold below.

Cost of Goods Sold-Products

Cost of goods sold-products during the three months ended September 30, 2016 decreased $1,467,530 or 43%, and decreased $2,722,806 or 42% for the six months then ended, compared to the comparable period in 2015, primarily as a result of decreased sales. As a percentage of revenues from product sales, cost of goods sold-products decreased to 44% and 46% during the three- and six-months ended September 30, 2016, respectively compared to 47% and 47% for the comparable periods in 2015. The decrease in cost of goods sold – products as a percentage of revenues was largely attributable to the improved allocation of overhead costs of some product-related fixed assets associated with storage and improved inventory management.

Given the current and expected conditions in the oil and gas industry, we have been and will continue to work with our suppliers to control our inventory costs, which has a significant impact on margin.

Cost of Goods Sold-Services

Cost of goods sold-services during the three months ended September 30, 2016 decreased $235,496 or 38%, and decreased $483,885 or 40% for the six months then ended, compared to the same periods in 2015. These changes were due to decreased sales of service. As a percentage of service revenues, cost of goods sold-service was 80% and 74% during the three- and six-months ended September 30, 2016, respectively, compared to 77% and 83% for the comparable periods in 2015.  The improvement in cost of goods sold-service over the six-month period was achieved by cost cutting measures to right size our service division for the current industry context and make it more profitable. The increase during the three-month period was due to lower service revenues and despite cost cutting efforts, some costs remain fixed in nature.

Gross Profit

Gross profit as a percentage of revenues during the three months ended September 30, 2016 increased to 53% from 50% in the comparable period during 2015. For the six months ended September 30, 2016, gross profit as a percentage of revenues increased to 51% from 49% in the same period in the prior year. The change in gross profit was primarily due to the changes in cost of goods sold discussed above.

Total Operating Expenses

Our total operating expenses during the three months ended September 30, 2016 decreased $600,979 or 18%, and decreased $1,658,535  or 23% during the six months then ended, compared to the comparable periods in 2015. As a percentage of total revenues, total operating expenses were 55% and 41% during the three months ended September 30, 2016 and 2015, respectively, and 62% and 48% during the six months then ended, respectively. Despite significant efforts to control and manage operating costs, which brought total operating costs down during those periods, many of our operating expenses are fixed. When revenue also declined, it caused total operating expenses as a percentage of total revenues to increase.

General and Administrative Expenses

General and administrative expenses during the three months ended September 30, 2016 decreased $591,762 or 20%, and decreased $1,647,335 or 26%  in the six month period then ended, compared to the comparable periods in 2015. As a percentage of total operating expenses, general and administrative expenses were 85% and 87% during the three months ended September 30, 2016, and 2015, respectively, and 85% and 88% for the six months then ended, respectively. The decrease in overall general and administrative costs was due to cost management and reduction efforts in, sales and marketing expenses, taxes, travel, and payroll costs.

Research and Development

Research and development expenses during the three months ended September 30, 2016 decreased $31,435 or 11%, and decreased $85,201 or 14% during the six month period then ended, compared to the comparable periods in 2015. As a percentage of total operating expenses, research and development expenses remained constant at 10% during the three month periods ended September 30, 2016 and 2015, and increased to 9% for the six-months ended September 30, 2016 from 8% during comparable period in 2015. We have focused on decreasing total research and development costs through cost cutting efforts across the department while maintaining the prioritization of research and development projects.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended September 30, 2016 increased $22,217 or 16%, and increased $74,001 or 30% during the six month period then ended, compared to the comparable periods in 2015. As a percentage of total operating expenses, depreciation was 6% and 4% during the three month periods ended September 30, 2016 and 2015, respectively, and 6% and 3% for the six month periods then ended. This change was due to a decrease in the allocation of depreciation to cost of goods sold mostly related to operational changes made to the service department.

Total Other Income (Expense)

Total other income during the three months ended September 30, 2016 decreased $256,462 or 72%, and decreased $157,127 or 54% during the six months then ended, compared to the comparable periods in 2015. The majority of the decrease for each period was due to the impact of Foreign Exchange transaction gains and losses.

Net Income (Loss) Before Income Taxes

The decreases we realized in total revenues as well as the other factors discussed above lead to a net loss before income taxes during the three- and six-months ended September 30, 2016 of $25,249 and $876,420 , respectively, compared to net gain before income taxes of $1,033,689 and $425,162 during the comparable periods in 2015.

Income Tax Expense (Benefit)

Income tax benefit during the three months ended September 30, 2016 increased $354,482 or 139%, and increased $450,645 or 429% for the six month period then ended, compared to the comparable periods in 2015. The increase was due to the net loss before tax during the periods compared to a net profit before tax in the comparable period and due to changes in various deferred tax items.

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

We recognized a foreign currency translation loss of $202,520 during the three months ended September 30, 2016.  By comparison, during the three months ended September 30, 2015 we recognized a loss of $1,084,519 in foreign currency translation. We recognized a foreign currency translation loss of  $201,747 for the six months ending September 30, 2016 compared to a loss of $751,147 in the same period in the prior year. The changes in translation gain were the result of volatility in foreign exchange rates, specifically between the USD and CAD.

Total Comprehensive Income (Loss)

For the foregoing reasons, we realized a total comprehensive loss during the three months ended September 30, 2016 of $148,689 compared to total comprehensive loss of $305,612 during the comparable period in the prior year. During the six month periods ended September 30, 2016 and 2015, we recognized total comprehensive loss of $753,211 and loss of $431,052, respectively.

Liquidity and Capital Resources

Total current assets were $30,434,627 and total assets were $46,062,544 including cash and cash equivalents of $11,674,786 at September 30, 2016.  Total current liabilities were $1,280,326 and total liabilities were $1,839,155 at September 30, 2016. Working capital at September 30, 2016 was $29,154,301 compared to $35,205,517 at March 31, 2016.

During the six months ended September 30, 2016 the decrease in cash was primarily due to a change in our cash management policy, which enabled us to better utilize our excess cash by investing in certificates of deposit, bonds, and mutual funds. We invested $11,143,504 during the period while our net decrease in cash was only $9,617,809. Therefore, if we had not made those investments, we would have experienced a net increase in cash; however, the Company has implemented a conservative investment program that management believes will provide a better return than a savings account while keeping the principal as safe as reasonably possible. In addition, although we do not anticipate liquidating the investments in the short term, all of them either mature within one year or can be sold quickly in response to liquidity needs, if necessary. See below for additional discussion and analysis of cash flow:

	For the Six Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$1,845,355	$5,141,171
Net Cash Provided by (Used in) Investing Activities	(11,133,748)	91,363
Net Cash Provided by (Used in) Financing Activities	(261,544)	(39,243)
Effect of exchange rate changes on cash	(67,872)	(383,797)
NET CHANGE IN CASH	$(9,617,809)	$4,809,494

Net cash provided by our operating activities was $1,845,355. During the six months ended September 30, 2016 we realized a decrease in cash compared to the same period in the prior year primarily, due to decreased revenues.

 During the six months ended September 30, 2016, net cash used in investing activities was $11,133,748 and was primarily driven by reallocating our excess cash into various investments. This was partially offset by a small sale of equipment.

During the six months ended September 30, 2016, the cash used in financing activities was entirely related to our stock repurchase program. The details of the treasury stock repurchases are discussed in footnotes 2 and 4 to the financial statements and below.

As a result of the aforementioned factors, we realized a net decrease in cash during the three months ended September 30, 2016 of $9,617,809 compared to a $4,809,494 net increase during the six months ended September 30, 2015.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings, money market funds, bonds, and mutual funds that primarily invest in bonds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure and control procedures were not effective due to material weaknesses identified as part of our fiscal year 2016 year-end review of internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by management during our internal assessment, see our Form 10-K for the fiscal year ended March 31, 2016.

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

On August 11, the Company issued 15,000 shares of unregistered restricted common stock to our CFO in settlement of previously granted and vested restricted stock units.

On September 23, 2016, the Company issued 33,698 shares of unregistered restricted common stock to employees in settlement of previously granted and vested restricted stock units.

On May 26, 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. The Company began repurchasing stock in July of 2016. As of September 30, 2016, the Company had repurchased 215,310 shares pursuant to the repurchase program for an aggregate purchase price of $261,544 The table below sets forth additional information regarding our share repurchases during the three months ended September 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
Jul 1-31, 2016	29,004	$1.23	29,004	$1,964,387
Aug 1-31, 2016	88,462	$1.22	88,462	$1,856,628
Sep 1-30, 2016	97,844	$1.21	97,844	$1,738,456
Total	215,310		215,310

Item 3. Defaults Upon Senior Securities

We do not have any debt nor any current plans to obtain debt financing.

Item 4. Mine Safety Disclosures

This item is not applicable to our business.

Item 5. Other Information

All events requiring disclosure on form 8-K were properly disclosed during the period; as such, this item is not applicable.

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

PROFIRE ENERGY, INC.

Date: November 9, 2016	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date: November 9, 2016	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer