Form 10-KT
period 2016-12-31
PROFIRE ENERGY INC
filed 2017-03-09
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2016 to December 31, 2016

Commission File Number 001-36378

PROFIRE ENERGY, INC.
(Name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 South 1250 West Suite 1
Lindon, UT 84042
(Registrant's principal executive offices)

(801) 796-5127
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	NASDAQ
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold as of the last business day of the our most recently completed second fiscal quarter was approximately $30,520,770.

As of March 6, 2017, the registrant had 53,656,961 shares of common stock, par value $0.001, issued and 50,645,109 shares outstanding.
Documents incorporated by reference:  Portions of the Profire Energy, Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PROFIRE ENERGY, INC.
FORM 10-KT

Explanatory Note

Unless otherwise indicated by the context, any reference herein to the "Company", "Profire", "we", our" or "us" means Profire Energy, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors. Unless otherwise indicated by the context, all dollar amounts stated in this transition report on Form 10-KT are in U.S. dollars.

On December 22, 2016, our board of directors approved a resolution to change our fiscal year from the period beginning April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31 of each year, effective immediately. Accordingly, we are required to file this transition report on Form 10-KT to include audited consolidated financial information for the transition period from April 1, 2016 through December 31, 2016. Any references to the "transition period" throughout this report refer to that nine-month period. Prior periods have not been recasted to align with our new fiscal year.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on Management's beliefs and assumptions and on information currently available to Management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as "may", "should", "expect", "project", "plan", "anticipate", "believe", "estimate", "intend", "budget", "forecast", "predict", "potential", "continue", "should", "could", "will" or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to amend this report or publicly revise these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

PART I

Item 1. Business

Overview

Profire is an oilfield technology company, providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the creation of burner-management systems used on a variety of oilfield natural-draft fire tube vessels. We sell our products and services primarily throughout North America. Our experienced team of industry service professionals also provides supporting services for our products. We were originally incorporated in the State of Nevada on May 5, 2003. Since October 2008, we have been primarily engaged in the business of developing burner-management technologies for the oil and gas industry.

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

As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with industry regulations.  We believe, despite the current industry down turn, there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, partly for potential regulatory-satisfaction purposes. We believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations in Canada and throughout the United States.

We initially developed our first burner-management system in 2005.  Since 2005, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with Canadian Standards Association (CSA) and Underwriters Laboratories (UL) ratings.

Our burner-management systems have become widely used in Western Canada, and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake Energy, ConocoPhillips, Devon Energy, Encana, Exxon-Mobil, Petro-Canada, Shell and others.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Ukraine, India, Nigeria, the Middle East, Australia, and Brazil. While we have an interest in expanding our international distribution capabilities, our current principal focus is on the North American oil and gas market.

 Recent Product Extension: PF3100

In September 2015, the Company unveiled its next generation burner-management system which is designed to operate, monitor, and control more complex, multi-faceted oilfield applications. The PF3100 is an advanced management system designed to work with a number of Profire-engineered modules, specific to different applications, thus allowing the system to expertly manage a wide variety of applications.

Throughout the industry, Programmable Logic Controllers (PLCs) are used to operate and manage custom-built oilfield applications. Though capable, PLCs can be expensive, tedious, and difficult to use. Our unique solution, the PF3100, can help manage and synchronize custom applications, helping oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  The Company is selling the PF3100 for initial use in the oil and gas industry's natural-draft market, and has begun engaging with customers regarding forced-air module application within the oil and gas industry.

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

Additional Complementary Products

In addition to our burner-management systems, we also sell complementary oilfield products to help facilitate improved oilfield safety and efficiency. Such products help manage fuel flow (e.g., valves and fuel-trains), meter air flow (e.g., airplates), generate power on-site (e.g., solar packages), ignite and direct flame (e.g., flare stack igniter and nozzles), and other necessary functions. We continue to develop innovative complementary products, which we anticipate will help bolster continued long-term growth. Some of the complementary products we sell are purchased from third parties (e.g., solar packages), while some are proprietary (e.g., flare stack igniter) or patent-pending (e.g., inline pilot and valve technologies).

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

Our chemical-management systems monitor and manage the chemical-injection process to ensure that optimal levels of chemicals are injected. This improves the efficiency of the pump and production quality of the well, improves safety for workers by reducing the risk of exposure to these chemicals, and improves compliance with pipeline regulations. Like our burner-management systems, our chemical-management systems can be monitored and managed remotely via SCADA or other remote-communication systems. We hold a U.S. patent related to our chemical management system and its process for supplying a chemical agent to a process fluid.  Other international patents are pending.

Principal Markets and Distribution Methods

Our principal markets include Canada and the United States, specifically the Marcellus, Permian, Bakken, STACK, SCOOP, and Eagle Ford areas. In our experience, the oil and gas industry does not typically centralize purchasing decisions of relatively inexpensive products, such as our products and services. Therefore, we place a strong emphasis on developing relationships with customers at the field-level. Because of this relationship-based purchasing structure, we emphasize sales directly to the producers rather than distributor-derived sales.

We have also had success in working with Original Equipment Manufacturers (OEM) who manufacture the production and processing equipment on which our products are utilized. These products can be used in new wells or as replacements for former old or defective products. In addition, we have had success in working with strategic partners that deliver instrumentation and electrical (I&E) services in the industry. When drilling activity is high, these OEMs and I&Es can provide us with a relatively easy-to-scale sales channel.

In addition to developing a larger presence in international markets in future years, we believe the PF3100 platform will serve as the base for applications outside of the oil and gas industry (as well as for new applications within the oil and gas industry). Although our primary focus is on serving the oil and gas industry, we continue to look for opportunities to expand and diversify our product footprint to other industries. For example, the PF3100 could have applications in the agricultural industry. We intend to continue to explore these opportunities.

Competition

We believe most of the other companies in our industry have limited sales and service departments to both promote and support their products. Our competitors tend to be focused regionally, with operations that are limited to areas close to their headquarters. There are several companies marketing similar burner-management products. Some of our direct competitors include Combustex, SureFire, Platinum, and ACL.

While we believe price is a significant method of competition within our industry, we believe the most important competitive factors are performance, quality, reliability, durability, and installation/service expertise. To that end, we have primarily sought to first create high-quality and innovative products, then to constrain costs without compromising those primary characteristics. Relative to our competition, we believe our product-offering tends to be about average in price, but with above-average capability, reliability, and product-support.

We believe this quality-focused approach will help us continue to remain competitive in the industry. To help assure our customers of our commitment to quality and safety, our burner-management systems have been certified to comply with CSA and UL ratings. Additionally, because we were an early-mover in the burner-management market, we have the advantage of established relationships with both suppliers and customers, which help create a barrier to new entrants.

Sources and Availability of Raw Materials

We have a limited number of contracts in place with suppliers. However, we believe there are adequate alternative sources for the needed parts to manufacture our products. In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components for our systems.

Some of the components that we resell, such as some of our valve products, are available from a limited number of suppliers. If our access to such products became constricted, we could experience a material adverse impact on our results of operations or financial condition. We anticipate our dependency on these limited componentry suppliers could diminish in the future with increased proprietary-product development. As we anticipate continued development of proprietary products, we expect to review vendor relationships to help ensure we are working with suppliers that best meet our needs and the needs of our customers. Because many of the component parts we use are relatively low-priced and readily available, we do not anticipate that a sudden or dramatic increase in the price (or decrease in supply) of any particular part would have a material adverse effect on our results of operations or financial condition, even if we were unable to increase our sales prices proportionate to any particular price increase.

We contract with a third-party fabricator, Logican Technologies, to manufacture our burner-management and chemical-management systems, along with other proprietary products. We believe this has provided us with improved manufacturing efficiencies. Additionally, the use of a third-party fabricator enables the Company to concentrate our capital on liquidity maintenance, research and development projects, and other strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturer is able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system. Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing, and ensure the programming for each system is ready for the anticipated environment of the customer. Shipments to us from our manufacturer are usually limited to approximately 300 systems, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire manufacturing process is typically completed within sixty days of the manufacturer receiving our purchase order.

Our manufacturer has offices in Alberta, Canada and Arizona, United States. While we have a contract in place with this manufacturer, should we lose its services, we believe we keep enough inventory on hand to meet our customers' needs in the event of short-term supply chain disruptions. We also believe we have adequate alternative manufacturing sources available, and that while such a loss might result in a temporary short-term disruption, we do not anticipate it would result in a materially adverse impact in our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time. We periodically seek alternative manufacturing options to ensure our current fabricator is competitive in price, manufacturing quality and fulfillment speed, to ensure we have the ability to scale our production levels based on customer demand and market conditions.

Dependence upon Major Customers

During the transition period ended December 31, 2016 and the fiscal year ended March 31, 2016, the following customers accounted for more than 10% of our total revenues. The loss of this major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows:

Customer	Transition Period	Year Ended March 31, 2016
Chesapeake Energy	11%	9%

Patents, Trademarks and Other Intellectual Property

We have filed or acquired several patent applications for various product innovations, both domestically and internationally. Management will continue to assess the strategic and financial value of each potential patent as we develop various intellectual properties. The provisional and/or non-provisional applications we have filed thus far are intended to protect:

•	inline pilot technologies to increase efficiency and reliability of pilot-light performance in a variety of climates;

•	software technology within a modular burner-management system; and

•	certain valve-related technologies.

We have a patent that covers our proprietary coil which expires on December 2, 2035, a patent related to our chemical-management system and its process which expires on March 9, 2036, and a patent over the temperature control valve which expires on November 16, 2036.

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certifications/ratings for our combustion- and chemical-management systems before they are released to the market. We have received the appropriate certifications including CSA, Intertek and UL certifications for our burner-management and chemical-management systems.

Although sales of our products and services have not been dependent on industry regulations, we believe industry regulations have enhanced our sales environment in certain geographies. We believe that increased regulation of our customers—especially when coupled with consistent enforcement—may influence potential customers to purchase our products or services.

Effects of Existing or Probable Governmental Regulation on our Business

We believe that our products can improve regulatory compliance for our customers. Regulations concerning emissions, safe burner ignition methods, data logging, or other regulatory dimensions that could be related to our products, may impact our customers and markets. Examples of such regulations are provided below:

•
B149.3-10, which has evolved in recent years and is effective for Alberta, governs the safety precautions that must be met concerning the ignition of the pilot and the main burner in Canada. It requires a programmable control to be used, if the controller complies with certain certification requirements promulgated by the CSA.

•
Regulation 7, which was passed during fiscal year 2014 by the Colorado Department of Public Health and Environment, required that combustion devices installed after May 1, 2014, be equipped with an auto-igniter and all existing combustion devices to be equipped with an auto-igniter by May 1, 2016.

•
R307-503-3 (b) & (c), which was passed during fiscal year 2014 by the Utah Department of Air Quality, mandated that all new open and enclosed burners must have an auto-igniter beginning January 1, 2015. The rule required the two largest oil- and gas-producing counties in the state to retrofit all existing enclosed burners with auto-igniters by December 1, 2015, and all other counties to comply by April 1, 2017.

•
Order 25417, which was passed by North Dakota's Industrial Council, is a new rule effective April 1, 2015, requires producers to condition crude oil before transportation and prove oil temperature is above 110 degrees Fahrenheit, to burn off toxic gases from the oil.

Our burner-management system's design enables our products to help companies become compliant with the aforementioned and other regulations. While these industry requirements are relatively new, we intend to continue following their implementation and enforcement. We have assigned sales and service professionals to these specific geographic areas, to ensure we have a strong presence in the States and basins with specific regulation.

In light of this regulatory environment, we are focused on providing products and services that exceed existing regulatory and industry safety standards; therefore, we believe demand for our products may increase as regulators continue to tighten safety and efficiency standards in the industry. In addition to satisfying regulatory and safety requirements, we believe oil and gas companies continue to recognize the operational efficiencies that can be realized through the use of our burner-management systems and related products. However, significant changes in the regulatory environment could materially impact our results of operations and financial condition. For example, a significant portion of our historical Canadian sales have been aided by such regulation, resulting in a higher estimated penetration rate for our products there, and we anticipate such regulatory pressures to continue. Consequently, if the regulatory environment were to become significantly less stringent, we may experience a significant decline in the demand for our products, which could materially and adversely impact our results of operations and financial condition. As of the date of this report, we are not aware of any pending or anticipated major regulatory changes.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the nine months ended December 31, 2016 and year ended March 31, 2016, we spent $757,880 and $899,013, respectively, on research and development programs.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently existing in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.

During the transition period and fiscal year ended December 31 and March 31, 2016, respectively, we did not incur material direct costs to comply with applicable environmental laws. There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Employees

As of December 31, 2016, we had a total of 79 employees, 75 of whom were full-time employees.

Executive Officers of the Registrant

Name	Age	Positions Held

Brenton W. Hatch	66	Chief Executive Officer (2008 to present)

Harold Albert	54	Chief Technology Officer (2016 to March 1, 2017) Previous titles with Profire: Chief Operating Officer (2008 to 2016)

Ryan Oviatt	42	Chief Financial Officer (2015 to present)

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

A portion of our consolidated revenue and consolidated operating income is in Canadian dollars.  As a result, we are subject to significant risks, including:

•	foreign currency exchange risks resulting from changes in foreign currency exchange rates and the execution of controls in this area;

•	limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries.

The Canadian dollar lost substantial value compared to the United States Dollar (USD) during the fiscal year ended March 31, 2016 and negatively impacted our financial results; however, rates were more stable during the transition period ended December 31, 2016. If there is prolonged downturn in the Canadian Dollar/USD exchange rate it could have a material adverse impact on our business and financial condition.

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

The risks associated with our past or future acquisitions also include the following:

•	the business culture of the acquired business may not match well with our culture;

•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;

•	we may experience problems in retaining customers and integrating customer bases; and

•	we may experience complexities associated with managing the combined businesses and

•	consolidating multiple physical locations.

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

Furthermore, our operations are affected by local, provincial, state, federal and foreign laws and other regulations relating to oil, gas and electric standards. Such standards can be related to safety, environmental protection, or other regulatory dimensions for the oil and gas industry.  We cannot predict the level of enforcement of existing laws and regulations, how such existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on us, our business or financial condition.

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

The oil industry experiences significant product liability claims. As an installer and servicer of oilfield combustion management technologies and related products, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, could malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our technology, products or services caused or contributed to the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the awarding of damages.  In addition, we may be required to participate in recalls involving our products if any of our products prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships.  We cannot assure that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

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

We provide warranties as to the proper operation and conformance to specifications of the products we sell. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be adversely affected.

Some of our products use equipment and materials that are available from a limited number of suppliers.

We purchase equipment provided by a limited number of manufacturers.  During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment.  There are a limited number of suppliers for certain materials used in burner management systems, our largest product line.  Although these materials are generally available, supply disruptions may occur due to factors beyond our control.  Such disruptions, delayed deliveries, and higher prices could limit our ability to meet our customers' needs, or could increase the related costs, thus possibly reducing revenues and profits.

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

If we are unable to expand in existing or into new markets, our ability to grow our business as profitably as planned could be materially and adversely affected.

While it remains our primary focus there can be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets especially in light of the current industry volatility.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to enter into new markets, our business could be materially and adversely affected.

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

As part of our future growth strategy, we may desire to raise capital, issue stock to employees pursuant to our 2014 Equity Incentive Plan, and or utilize our common stock to effect strategic business transactions, any of which will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders. Although we anticipate attempting to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be effectively able to do so.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

If any significant number of our outstanding shares are sold, such sales could have a depressive effect on the market price of our stock. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price which we deem appropriate.

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

Our management owns over 50% of our common stock, as of December 31, 2016. As a result, our management has sufficient voting power to control the outcome of many matters requiring shareholder approval. These matters may include:

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

Item 1B. Unresolved Staff Comments

Not applicable.
Item 2. Properties

The following table lists the location and description of each of our facilities, the current lease expiration date (when applicable), and the facility's principal use, and approximate square footage:

Location	Lease Expiration	Use	Approx SF
Lindon, Utah	Owned	Corporate HQ & Warehouse Assembly	50,500
Spruce Grove, Alberta	Owned	Office & Warehouse Assembly	16,000
Greeley, Colorado	Owned	Office & Warehouse Storage	2,750
Houston, Texas	August 31, 2018	Office & Warehouse Assembly	3,250
Shelocta, Pennsylvania	January 1, 2018	Office & Warehouse Storage	2,100

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of December 31, 2016, Management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject that we believe could have a material impact on our operations or financial statements.
Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Registrant's Common Equity and Holders

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "PFIE." As of March 6, 2017, there were approximately 91 shareholders of record for our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks, or other fiduciaries. We have never declared dividends and we have no intentions of doing so in the foreseeable future.

The table below displays the high and low closing prices of our common stock as quoted by the NASDAQ Capital Market during each quarter presented:

Quarter Ended	High	Low
June 30, 2015	$1.65	$1.06
September 30, 2015	$1.17	$0.83
December 31, 2015	$1.37	$0.90
March 31, 2016	$1.12	$0.70
June 30, 2016	$1.11	$0.86
September 30, 2016	$1.32	$1.11
December 31, 2016	$1.43	$1.27

Dividends

The Company has not declared or paid any dividends in the past two years and does not intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below displays information relating to equity compensation:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,165,000	$1.60	3,065,689
Equity compensation plans not approved by security holders	0	0	0
Total	2,165,000	$1.60	3,065,689

Unregistered Sales of Securities and Related Stockholder Matters

As previously reported, on June 26, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-196462).  The registration statement related to the offer and sale of 6,000,000 shares of our common stock; 4,500,000 shares were sold by the Company and 1,500,000 shares were sold by certain selling stockholders.  On July 2, 2014, we sold 4,500,000 shares of our common stock at the price of $4.00 per share, for an aggregate sale price of $18,000,000.

Although we have used a portion of the proceeds from the offering to fund our operations and stock repurchases, a portion of our existing cash balances continues to reflect unused proceeds from the offering. We expect to use the remaining proceeds from the offering for expansion of our sales and service team to match the demand for our product in regions where legislation has passed, requiring the use of our technology, and for other working capital purposes. We may also use a portion of the remaining proceeds to fund possible investments in, or acquisitions of, complementary businesses, solutions or technologies. In addition, the amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and other factors.  Accordingly, our management will have discretion and flexibility in applying the remaining proceeds of the offering. Pending any uses, as described above, we intend to invest the net proceeds in high quality, investment grade, short-term fixed income instruments which include corporate, financial institution, federal agency or U.S. government obligations.

Issuer Purchases of Equity Securities

On May 26, 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. In order to avoid the appearance of market manipulations, the Company set up a 10b5-1 plan to facilitate many of the repurchases and began repurchasing stock in July of 2016. As of December 31, 2016, the Company had repurchased 476,317 shares pursuant to the repurchase program approved by the Board for an aggregate purchase price of $582,805. The table below sets forth additional information regarding our share repurchases during the three months ended December 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
Oct 1-31, 2016	18,995	$1.23	18,995	$1,714,999
Nov 1-30, 2016	41,912	$1.19	41,912	$1,665,312
Dec 1-31, 2016	200,100	$1.24	200,100	$1,417,193
Total	261,007		261,007

Of the shares repurchased in December 2016, 200,000 were repurchased directly from a stockholder and was not completed through the 10b5-1 plan, but was completed through the repurchase program approved by the Board. On November 15, 2016, the Company repurchased 2,400,000 shares from Harold Albert for a total cost of $3,000,000. This purchase was made at the quoted market price independent of the repurchase program and 10b5-1 plan discussed above.

Item 6. Selected Financial Data

As a smaller reporting company, this section is not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the transition period ended December 31, 2016 and the comparable unaudited nine-month period ended December 31, 2015.  For a complete understanding, this Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this transition report on Form 10-KT.

Results of Operations

Revenues, Cost of Goods Sold, and Gross Profit

The table below presents information regarding revenues, cost of goods sold, and gross profit.

	For the Nine-Months Ended December 31, 2016	% of Revenue	(Unaudited) For the Nine-Months Ended December 31, 2015	% of Revenue	$ Change	% Change
Total Revenues	15,987,186	100%	22,528,792	100%	$(6,541,606)	-29%
Total Cost of Goods Sold	7,887,148	49%	11,188,833	50%	$(3,301,685)	-30%
GROSS PROFIT	8,100,038	51%	11,339,959	50%	$(3,239,921)	-29%

Total revenues decreased due to reduced purchasing by companies in the oil and gas industry stemming from budget constraints due to the drastic volatility and prolonged suppression in the underlying commodity prices. Though the difficult industry environment could continue for some time, we are optimistic for the future and we are focusing our resources in geographic areas that we believe have the greatest potential for improved revenues and return on investment.

Total cost of goods sold decreased as expected with the decrease in revenues. As a percentage of revenue, cost of goods sold decreased by 1%, which is largely attributable to the improved allocation of overhead costs of some product-related fixed assets associated with storage and improved inventory management. Given the current and expected conditions in the oil and gas industry, we continue to work with our suppliers to control our inventory costs, which has the largest impact on margin. As a result of the aforementioned changes, total gross profit decreased between the periods, but it increased by 1% as a percentage of revenues.

Operating Expenses

The table below presents information on operating expenses:

	For the Nine-Months Ended December 31, 2016	% of Revenue	(Unaudited) For the Nine-Months Ended December 31, 2015	% of Revenue	$ Change	% Change
General and administrative expenses	7,198,081	45%	9,391,514	42%	$(2,193,433)	-23%
Research and development	757,880	5%	948,508	4%	$(190,628)	-20%
Depreciation and amortization expense	482,311	3%	374,247	2%	$108,064	29%

General and administrative expenses decreased between the periods as we implemented cost control measures in response to the industry decline. Despite those efforts, some of our general and administrative expenses are fixed. When revenue also declined, those fixed costs caused general and administrative expenses as a percentage of total revenues to increase.

Research and development expenses were decreased between the period as part of our overall cost cutting measures, but remained nearly the same as a percentage of revenue. We are maintaining the prioritization of research and development projects despite the industry downturn.

Depreciation and amortization expense increased between the periods due to restructuring the use of our fixed assets, which reduced the allocation of depreciation to cost of goods sold and increased the allocation to operating expenses.

Liquidity and Capital Resources

Management is committed to maintaining a liquid position in an effort to be conservative and be able to respond quickly to any unforeseen changes in the industry. The Company currently has no long-term debt, and does not have any immediate plans that would require long-term financing. While management believes sources of financing are available if needed, we cannot be certain that financing would be available to us on favorable terms or at all. We currently do not expect any material changes to our capital resource mix during 2017. In addition, we do not have any material commitments for capital expenditures.

The table below presents information on cash and investments:

	As of December 31, 2016	As of March 31, 2016	$ Change	% Change
Cash and cash equivalents	9,316,036	21,292,595	$(11,976,559)	-56%
Short term investments	2,965,536	-	$2,965,536	100%
Investments - other	2,250,000	-	$2,250,000	100%
Long Term Investments	5,504,997	-	$5,504,997	100%
Total	20,036,569	21,292,595	(1,256,026)	-6%

During the transition period ended December 31, 2016, we changed our cash management policy, which enabled us to better utilize our excess cash by investing in certificates of deposit, bonds, and mutual funds. The Company has implemented a conservative investment program that Management believes should provide a better return than a savings account while keeping the principal as safe as reasonably possible. In addition, although we do not anticipate liquidating our investments in the short term, all of the investments either mature within one year or can be sold quickly in response to liquidity needs, if necessary.

The table below presents information regarding cash flows:

	For the Nine-Months Ended December 31, 2016	(Unaudited) For the Nine-Months Ended December 31, 2015	$ Change	% Change
Net cash provided by operating activities	$2,383,713	$5,779,611	$(3,395,898)	-59%
Net cash provided by (used in) investing activities	$(10,687,142)	$54,059	$(10,741,201)	-19869%
Net cash used in financing activities	$(3,597,805)	$(39,243)	$(3,558,562)	9068%
Effect of exchange rate on cash	$(75,325)	$(657,722)	$582,397	-89%
Net increase (decrease) in cash	$(11,976,559)	$5,136,705	$(17,113,264)	-333%

Despite the economic difficulties facing our industry, we have maintained positive cash flows from operations. The overall decrease in operating cash flows was primarily due to decreased revenues. Net cash used in investing activities was a result of the purchase of investments discussed above. The increase in cash used in financing activities was due to repurchasing our own stock. As discussed in Note 4 to the financial statements, during the period the Company repurchased 2,876,317 shares of our common stock for a total price of $3,582,805. We believe that investing in our own stock and low-risk securities is a good use of our excess cash at the present time. The net decrease in cash was caused primarily by these activities.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, this section is not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Profire Energy, Inc.

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. ("the Company") as of December 31, 2016 and March 31, 2016, and the related consolidated statements of income and other comprehensive income (loss), stockholders' equity, and cash flows for the nine-month period ended December 31, 2016 and the year ended March 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Profire Energy, Inc. as of December 31, 2016 and March 31, 2016, and the results of its operations and its cash flows for the nine-month period ended December 31, 2016 and the year ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 6, 2017

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of
ASSETS	December 31, 2016	March 31, 2016

CURRENT ASSETS
Cash and cash equivalents	$9,316,036	$21,292,595
Accounts receivable, net	5,633,802	4,132,137
Inventories, net	7,839,503	11,046,682
Income tax receivable	180,981	268,326
Short term investments	2,965,536	-
Investments - other	2,250,000	-
Prepaid expenses & other current assets	410,558	315,757
Total Current Assets	28,596,416	37,055,497

LONG-TERM ASSETS
Deferred tax asset	60,940	-
Long Term Investments	5,504,997	-

PROPERTY AND EQUIPMENT, net	7,458,723	8,232,911

OTHER ASSETS
Goodwill	997,701	997,701
Intangible assets, net	490,082	529,300
Total Other Assets	1,487,783	1,527,001

TOTAL ASSETS	$43,108,859	$46,815,409

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,220,478	$893,822
Accrued vacation	154,307	171,089
Accrued liabilities	284,214	449,694
Income taxes payable	61,543	335,375
Total Current Liabilities	1,720,542	1,849,980

LONG-TERM LIABILITIES
Deferred income tax liability	-	180,301

TOTAL LIABILITIES	1,720,542	2,030,281

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,582,250 issued and 50,705,933 outstanding at December 31, 2016 and 53,256,296 issued and outstanding at March 31, 2016	53,582	53,256
Treasury stock, at cost	(3,582,805)	-
Additional paid-in capital	26,800,298	26,164,622
Accumulated other comprehensive loss	(2,810,743)	(2,282,682)
Retained earnings	20,927,985	20,849,932
Total Stockholders' Equity	41,388,317	44,785,128

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,108,859	$46,815,409

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Nine-Months Ended December 31, 2016	For the Year Ended March 31, 2016

REVENUES
Sales of goods, net	$14,336,618	$23,992,324
Sales of services, net	1,650,568	3,080,122
Total Revenues	15,987,186	27,072,446

COST OF SALES
Cost of goods sold-product	6,732,822	11,027,114
Cost of goods sold-services	1,154,326	2,405,012
Total Cost of Goods Sold	7,887,148	13,432,126

GROSS PROFIT	8,100,038	13,640,320

OPERATING EXPENSES
General and administrative expenses	7,198,081	12,264,442
Research and development	757,880	899,013
Depreciation and amortization expense	482,311	516,786

Total Operating Expenses	8,438,272	13,680,241

LOSS FROM OPERATIONS	(338,234)	(39,921)

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of fixed assets	(2,680)	20,278
Other income	102,206	144,937
Interest income	90,028	37,278

Total Other Income	189,554	202,493

NET INCOME (LOSS) BEFORE INCOME TAXES	(148,680)	162,572

INCOME TAX EXPENSE (BENEFIT)	(226,733)	127,828

NET INCOME	$78,053	$34,744

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Loss	$(415,698)	$(393,701)
Unrealized Losses on Investments	(112,363)	-

Total Other Comprehensive Loss	(528,061)	(393,701)

TOTAL COMPREHENSIVE LOSS	$(450,008)	$(358,957)

BASIC EARNINGS PER SHARE	$0.00	$0.00

FULLY DILUTED EARNINGS PER SHARE	$0.00	$0.00

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	52,857,299	53,243,151

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	53,483,110	53,558,942

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Income	Stock	Earnings	Equity

Balance, March 31, 2015	53,199,136	$53,199	$25,525,052	$(1,888,981)	$-	$20,815,188	$44,504,458

Fair value of options vested	-	-	565,646	-	-	-	565,646

Stock issued in exercise of stock options	57,160	57	73,924	-	-	-	73,981

Foreign currency translation	-	-	-	(393,701)	-	-	(393,701)

Net Income for the year ended December 31, 2015	-	-	-	-	-	34,744	34,744

Balance, March 31, 2016	53,256,296	53,256	26,164,622	(2,282,682)	-	20,849,932	44,785,128

Fair value of options vested			242,801				242,801

Stock issued in exercise of stock options	86,808	87	112,913				113,000

Stock issued in settlement of RSUs	239,146	239	279,962				280,201

Treasury stock repurchased	(2,876,317)				(3,582,805)		(3,582,805)

Foreign currency translation				(415,698)			(415,698)

Unrealized Losses on Investments				(112,363)			(112,363)

Net income for the nine-months ended December 31, 2016						78,053	78,053

Balance, December 31, 2016	50,705,933	$53,582	$26,800,298	$(2,810,743)	$(3,582,805)	$20,927,985	$41,388,317

The accompanying notes are a integral part of these consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31, 2016	For the Year Ended March 31, 2016
OPERATING ACTIVITIES
Net Income	$78,053	$34,744
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization expense	756,927	989,484
(Gain) Loss on sale of fixed assets	3,480	(20,278)
Bad debt expense	272,807	143,192
Stock options issued for services	616,802	678,971
Changes in operating assets and liabilities:
Changes in accounts receivable	(2,063,449)	5,114,485
Changes in income taxes receivable/payable	(190,746)	(276,075)
Changes in inventories	3,304,972	641,410
Changes in prepaid expenses	(95,156)	(171,411)
Changes in deferred tax asset/liability	(241,241)	49,490
Changes in accounts payable and accrued liabilities	(58,736)	148,921

Net Cash Provided by Operating Activities	2,383,713	7,332,933

INVESTING ACTIVITIES
Proceeds from sale of equipment	16,896	158,641
Purchase of investments	(10,685,553)	-
Purchase of fixed assets	(18,485)	(62,465)

Net Cash Provided by (Used in) Investing Activities	(10,687,142)	96,176

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(30,000)	(39,342)
Cash received in exercise of stock options	15,000	-
Purchase of Treasury stock	(3,582,805)	-

Net Cash Used in Financing Activities	(3,597,805)	(39,342)

Effect of exchange rate changes on cash	(75,325)	(241,968)

NET INCREASE (DECREASE) IN CASH	(11,976,559)	7,147,799
CASH AT BEGINNING OF PERIOD	21,292,595	14,144,796

CASH AT END OF PERIOD	$9,316,036	$21,292,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$255,769	$127,828

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIAIES
 Notes to the Consolidated Financial Statements
 December 31, 2016 and March 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company provides burner- and chemical-management products and services for the oil and gas industry primarily in the US and Canadian markets.

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on financial position, net income, or stockholders' equity.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which changes the model used for revenue recognition. The FASB has also issued a few clarifying ASU's regarding this update. The standard will be effective for public companies with annual periods beginning after December 15, 2017. We have begun evaluating the impact this standard will have on our revenue recognition and we do not believe it will have a material impact on our business. The new standard requires companies to identify contracts with customers, performance obligations within those contracts, and the transaction price. Once those are identified, companies must allocate the transaction price among performance obligations so that revenue can be recognized when the performance obligation is satisfied. The majority of our revenue comes from selling our product and we do not typically have multiple performance obligations within contracts. Currently we recognize revenue once a product has been delivered, which would be considered a performance obligation under the new standard, so revenue recognition is not expected to change materially under the new revenue standard. We will continue to evaluate the impact of this standard as the effective date approaches.

On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which makes many changes to accounting for leases. The standard will be effective for public companies with interim and annual periods beginning after December 15, 2018. One of the most notable changes is many of the leases that are currently accounted for as operating leases will have to be capitalized and accounted for similarly to how capital leases are currently accounted for, unless certain criteria are met. We have begun evaluating the impact this standard will have on our lease accounting and we do not believe it will have a material impact on us because we do not have many lease agreements. We will continue to evaluate the impact of this standard as the effective date approaches.

On November 20, 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes on the balance sheet. The new guidance required that deferred tax asset and liability be classified by jurisdiction as noncurrent. Refundable amounts are still shown as a current receivable. The standard is required to be effective for fiscal years beginning after December 15, 2016; however, we have chosen to early adopt this standard as of April 1, 2016. We have chosen to apply the standard on a prospective basis and prior periods have not been retrospectively adjusted.

The Company has evaluated all other recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Foreign Currency and Comprehensive Income

The functional currencies of the Company and its Subsidiary in Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the Subsidiary were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.74386 and 0.7711 were used to convert the Company's December 31, 2016 and March 31, 2016 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7638 and 0.7642 for the transition period ended December 31, 2016 and the year ended March 31, 2016, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

In addition to foreign currency translation gains and losses, the Company recognizes unrealized holding gains and losses on available-for-sale securities as part of comprehensive income, as discussed in the investments policy below.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "investments—other." Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as "short term investments—other." Certificates of deposit with remaining maturities greater than one year are classified as "long term investments—other." Our cash and cash equivalents held in FDIC insured institutions can exceed the federally insured limit periodically and at the end of reporting periods.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based on past collectability and customer relationships. The Company recorded an allowance for doubtful accounts of $161,815 and $250,646 as of December 31, 2016 and March 31, 2016, respectively. Uncollectible accounts are written off after all collection efforts have been exhausted and Credit Committee approval is granted.

Inventories

The Company's inventories are valued at the lower of cost (the purchase price, including additional fees) or market, based on using the entire value of inventory. Inventory costs are determined based on the average cost basis. A reserve for slow moving and potentially obsolete inventories is recorded as of each balance sheet date and total inventories are presented net of that reserve.

Investments

Investments consist of available-for-sale debt securities and mutual funds invested in debt securities that the Company carries at fair value. Investments with original maturities of greater than three months at the date of purchase are classified as investments. Of these, bonds with maturities of less than one year, and mutual funds expected to be liquidated within one year from the balance sheet date, are classified as Short Term Investments. Bonds with maturities of greater than one year or mutual funds not expected to be liquidated within one year as of the balance sheet date are classified as Long Term Investments.

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

Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of ASC 350, "Intangibles—Goodwill and Other". The Company capitalizes certain costs related to patent technology, as a substantial portion of the purchase price related to the Company's acquisition transactions has been assigned to patents. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

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

Revenue Recognition

The Company records sales when a firm sales agreement is in place, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. If customer acceptance of products is not assured, the Company records sales only upon formal customer acceptance.

Cost of Sales

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses and recognizes the expense when incurred. The Company incurred advertising costs of $79,996 and $65,555 during the nine months ended December 31, 2016 and the year ended March 31, 2016, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, "Share-Based Payments," which requires all share-based payments to employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock options. The intrinsic value method is used to value restricted stock and restricted stock units.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's four largest customers represented approximately 23% and 22% of total sales during the nine months ended December 31, 2016 and the year ended March 31, 2016, respectively.

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

Defined Contribution Retirement Plan

The Company matches employee contributions to our 401(k) plan up to 4% of their annual salary. The expense is recognized as part of general and administrative expenses on the income statement and was $79,487 and $97,056 for the transition period ended December 31, 2016 and the year ended March 31, 2016, respectively. There were no changes made to the plan during either period.

Property and Equipment

Property and equipment are stated at historical cost and depreciated over the useful life of the asset using the declining balance method. Useful lives are assigned to assets depending on their category. For details regarding property and equipment, refer to Note 2.

Research and Development

The Company's policy is to expense all costs associated with research and development ("R&D") that have no future alternative uses when those costs are incurred. Costs incurred to acquire assets currently used in R&D that do have future alternative uses are capitalized and the cost of depreciation is included in R&D expense. To date, no R&D-related assets have been acquired. Refer to Note 3 for details regarding R&D expenses during the periods presented.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Bond and mutual fund investments are presented at fair value as of the balance sheet date and accumulated gains or losses on those investments are reported in other comprehensive income. Refer to Note 5 for further details regarding instruments recorded at fair value.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. Refer to Note 9 for further details on the earning per share calculation.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment and their estimated useful lives are as in the table below:

	As of		Est. Useful Life
	December 31, 2016	March 31, 2016
Furniture and fixtures	$450,197	$454,661	7 Years
Computers	297,038	299,095	3 Years
Software	214,378	214,378	2 Years
Machinery and equipment	557,666	577,240	7 Years
Vehicles	2,671,714	2,715,921	5 Years
Land and buildings	6,699,540	6,733,415	30 Years
Total property and equipment	10,890,533	10,994,710
Accumulated depreciation	(3,431,810)	(2,761,799)
Net property and equipment	$7,458,723	$8,232,911

The table below shows total depreciation and amortization expense and how depreciation is allocated between cost of goods sold and operating expenses:

	For the Nine-Months Ended December 31, 2016	For the Year Ended March 31, 2016
Cost of goods sold - product	188,579	252,513
Cost of goods sold - service	85,892	220,185
Operating expenses	461,357	464,595
Amortization expense	20,954	52,191
Total depreciation & amortization expense	756,782	989,484

NOTE 3 – RESEARCH AND DEVELOPMENT

Costs incurred for research and development are presented in the table below:

	For the Nine-Month Period Ended December 31, 2016	For the Year Ended March 31, 2016
Research and Development	$757,880	$899,013

NOTE 4 – STOCKHOLDERS' EQUITY

As described in Note 1, treasury stock is recorded at cost until reissued or retired. As of December 31, 2016 and March 31, 2016, the Company held 2,876,317 and 0 shares in treasury at a total cost of $3,582,805 and $0, respectively. All purchases of treasury stock have been made at market prices.

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

The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of December 31, 2016 and March 31, 2016:

	December 31, 2016
	Adjusted Cost	Pre-Tax Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$1,053,844	$-	$1,053,844	$1,053,844	$-	$-
Mutual Funds	1,473,536	(90,495)	1,383,041	-	-	1,383,041
Subtotal	2,527,380	(90,495)	2,436,885	1,053,844	-	1,383,041

Level 2
Certificates of Deposit	$2,250,000	$-	$2,250,000	$-	$2,250,000	$-
Corporate Bonds	2,246,956	(29,419)	2,217,537	-	400,053	1,817,484
Municipal Bonds	4,929,249	(59,294)	4,869,955	-	2,565,483	2,304,472
Subtotal	9,426,205	(88,713)	9,337,492	-	5,215,536	4,121,956

Total	$11,953,585	$(179,208)	$11,774,377	$1,053,844	$5,215,536	$5,504,997

March 31, 2016
	Adjusted Cost	Pre-Tax Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term

Money Market Funds	$-	$-	$-	$-	$-	$-
Mutual Funds	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-

Certificates of Deposit	$-	$-	$-	$-	$-	$-
Corporate Bonds	-	-	-	-	-	-
Municipal Bonds	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-

Total	$-	$-	$-	$-	$-	$-

Unrealized gains (losses) on investments incurred during the periods are presented below:

	For the Nine Months Ended December 31, 2016	For the Year Ended March 31, 2016
Unrealized Holding Gains (Losses)	$(112,363)	$-

The maturities for bonds held by the Company as of December 31, 2016 are presented in the table below:

Maturity	Fair Value
Less Than One Year	2,965,537
1-2 years	309,009
2-5 years	3,260,113
5-10 years	252,833
Over 10 years	300,000
7,087,492

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Nine-Month Period Ended December 31, 2016	For the Year Ended March 31, 2016

Revenues
Canada	$3,962,774	$6,010,042
United States	12,024,412	21,062,404
Total Consolidated	$15,987,186	$27,072,446

	For the nine-month period ended December 31, 2016	For the year ended March 31, 2016

Profit (Loss)
Canada	$(356,623)	$(70,730)
United States	434,676	105,474
Total Consolidated	$78,053	$34,744

	As of
Long-lived assets	December 31, 2016	March 31, 2016

Canada	$982,124	$1,067,346
United States	6,476,599	7,165,565
Total Consolidated	$7,458,723	$8,232,911

NOTE 7 – STOCK BASED COMPENSATION

Periodically the Company issues stock-based awards to employees and independent directors. Vesting terms for outstanding grants vary by grant ranging from immediate to ratably over six years. Typically, grants expire one year after the final vesting. The Board has authorized 4,812,000 shares to be granted for such awards under the Company's 2014 Equity Incentive Plan (the "Plan"). Historically, the Company has only issued non-qualified stock options, restricted stock, and restricted stock units; however, the Plan does allow for other types of awards to be granted in the future. Although the Plan does allow for grants to be issued with performance conditions, all awards that have been granted from inception through December 31, 2016 have been exercisable or convertible based solely on meeting service conditions. Upon exercise or conversion, the Company may issue new shares or reissue shares held in treasury, at the discretion of Management.

The Company uses the Black-Scholes method for measuring compensation cost of stock options and the intrinsic value method for measuring compensation cost of restricted stock and restricted stock units. Total compensation cost for share-based payments recognized in income was $654,366 and $819,176 during the transition period ended December 31, 2016 and the year ended March 31, 2016, respectively. The Company received $15,000 and $0 in cash from the exercise of share options during transition period ended December 31, 2016 and the fiscal year ended March 31, 2016, respectively. For the tax effect on total compensation expense and the exercise of options, see note 12 for the income tax provision.

During the transition period ended December 31, 2016, the Company issued 848,000 stock options to employees with a weighted-average grant-date fair value of $0.49. The fair value of those options was calculated assuming volatility of 64-69% and an expected term of 3-3.34 years. The intrinsic value of options exercised during the period was $109,900. The total fair value of options, restricted stock, and restricted stock units vested during the period was $712,297.

During the year ended March 31, 2016, the Company did not issue any stock options to employees. No options were exercised during the year. The total fair value of options, restricted stock, and restricted stock units vested during the year was $1,111,108.

Information regarding stock options is summarized in the tables below:

Total Outstanding and Exercisable December 31, 2016

	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
Strike Price
$1.01	303,500	3.40	-	1.01
$1.17	525,000	2.84	-	1.17
$1.37	644,000	2.34	419,000	1.37
$1.75	320,000	1.18	255,000	1.75
$3.85	200,000	2.85	200,000	3.85
$3.95	100,000	3.10	100,000	3.95
$4.03	72,500	3.33	29,000	4.03
	2,165,000		1,003,000

Total Outstanding and Exercisable March 31, 2016

	Outstanding Options (1 share/option)	Average Remaining Life (Yrs)	Exercisable Shares	Weighted Average Exercise Price
Strike Price
$0.30	110,000	1.88	40,000	0.30
$1.37	1,118,000	4.08	284,000	1.37
$1.75	475,000	2.93	283,000	1.75
$3.85	200,000	4.61	200,000	3.85
$3.95	100,000	4.86	100,000	3.95
$4.03	110,500	5.09	-	4.03
	2,113,500		907,000

	Options	Wtd. Avg. Fair Value
Outstanding, March 31, 2016	1,561,200	2.12
Granted	848,000	0.49
Exercised	(110,000)	0.34
Forfeited/Expired	(134,200)	1.73
Outstanding, December 31, 2016	2,165,000	1.60

Exercisable, December 31, 2016	1,003,000	1.92

Information regarding restricted stock units is summarized in the table below:

	Restricted Stock Units	Conversion Ratio
Outstanding, March 31, 2016	485,192	1:1
Granted	223,266	1:1
Exercised	(184,197)	1:1
Forfeited/Expired	(8,400)	1:1
Outstanding, December 31, 2016	515,861	1:1

Convertible, December 31, 2016	324,328	1:1

Information regarding restricted stock during the transition period ended December 31, 2016 is summarized in the table below:

Non-vested restricted stock	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Non-vested at March 31, 2016	97,334	4.03
Restricted stock granted during the period	-	-
Restricted Stock canceled	-	-
Vested, not settled during the period	-	-
Vested & settled during the period	(24,332)	4.03
Non-vested at December 31, 2016	73,002	4.03

NOTE 8 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	December 31, 2016	March 31, 2016
Raw materials	$940,527	$967,823
Finished goods	7,112,098	10,316,857
Work in process	-	-
Subtotal	8,052,625	11,284,680
Reserve for Obsolescence	(213,122)	(237,998)
Total	$7,839,503	$11,046,682

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Nine-Months Ended December 31, 2016			For the year ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$78,053	52,857,299	$0.00	$34,744	53,243,151	$0.00

Effect of Dilutive Securities
Stock options and RSUs	-	625,811		-	315,791

Diluted EPS
Net income available to common stockholders + assumed conversions	$78,053	53,483,110	$0.00	$34,744	53,558,942	$0.00

Options to purchase 1,861,500 shares of common stock at a weighted average exercise price of $1.89 per share were outstanding during the nine-months ended December 31, 2016, but were not included in the computation of diluted EPS because the effect would be anti-dilutive. These options, which expire between February 2017 and May of 2020, were still outstanding at December 31, 2016.

NOTE 10 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names. The costs of the distribution agreements are amortized over the remaining life of the agreements. The costs of the patents are amortized over 20 years once the patent is approved. Indefinite-lived intangible assets consist of goodwill. In accordance with ASC 350, Goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Historically, we have tested Goodwill for impairment as of our balance sheet date. In prior years, that was as of March 31, which was our former fiscal year end. Since we have changed our fiscal year to end as of December 31, we have begun testing Goodwill for impairment as of that date. For purposes of this report, Goodwill was tested for impairment as of December 31, 2016 and March 31, 2016. Intangible assets consisted of the following:

Definite-lived intangible assets
	As of
	December 31, 2016	March 31, 2016
Distribution agreements	$39,264	$40,702
Less: Accumulated amortization	$(39,264)	(40,702)
Distribution agreements, net	—	—

Patents, trademarks, copyrights, and domain names	$547,071	567,109
Less: Accumulated amortization	$(56,989)	(37,809)
Patents, trademarks, copyrights, and domain names, net	490,082	529,300

Total definite-lived intangible assets, net	$490,082	$529,300

Estimated amortization expense for the next five years related to the definite-lived intangible assets is displayed in the following table:

For the Years Ending December 31,
Year	Amount
2017	$28,103
2018	28,103
2019	28,103
2020	28,103
2021	28,103

Indefinite-lived intangible assets

	As of
	December 31, 2016	March 31, 2016
Goodwill	$997,701	$997,701

The Company determined on a qualitative basis that it was not more likely than not that the fair value of the goodwill arising from the acquisition of VIM Injection Management in November 2014 was less than its carrying value. As such, the Company did not have any impairment for the transition period ended December 31, 2016.

NOTE 11 – QUARTERLY INFORMATION (UNAUDITED)

Quarterly data for the transition period ended December 31, 2016 and year ended March 31, 2016 consisted of the following:

	For the Quarters Ending
Transition Period	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Total revenues	$3,974,043	$4,990,813	$7,022,330
Gross profit	1,914,250	2,624,659	3,561,129
Income (loss) from operations	(881,278)	(127,369)	670,413
Income tax expense (benefit)	(245,877)	(99,701)	118,845
Net income (loss)	(605,295)	74,452	608,896
Basic earnings per common share	$(0.01)	$0.00	0.01
Diluted earnings per common share	$(0.01)	$0.00	0.01

	For the Quarters Ending
Fiscal Year 2016	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016
Total revenues	$6,877,243	$8,097,294	$7,554,255	$4,543,654
Gross profit	3,313,519	4,028,403	3,998,502	2,299,895
Income (loss) from operations	(539,374)	675,396	490,322	(666,265)
Income tax expense (benefit)	(149,525)	254,781	194,227	(171,654)
Net income (loss)	(459,079)	779,195	479,243	(764,617)
Basic earnings per common share	$(0.01)	$0.01	$0.01	$(0.01)
Diluted earnings per common share	$(0.01)	$0.01	$0.01	$(0.01)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

NOTE 12 – PROVISION FOR INCOME TAXES

The Company recognizes interest related to underpayment of income taxes in interest expense and recognizes penalties in operating expenses. During the transition period ended December 31, 2016 and year ended March 31, 2016, the Company recognized no interest or penalties related to income taxes. Accordingly, the Company had no accruals for interest and penalties at December 31, 2016 nor March 31, 2016.

The Company is current on its U.S. and Canadian income tax filings. Tax years that remain open for examination are 2013 through 2016 in the U.S. and 2010 through 2016 in Canada. At December 31, 2016 and March 31, 2016, the Company did not have any operating loss carryforwards nor tax credit carryforwards.

The Company has not provided a valuation allowance at December 31, 2016 nor March 31, 2016. The valuation allowance did not change between March 31, 2016 and December 31, 2016. Realization of the deferred tax asset is dependent on generating sufficient taxable income to offset the tax items that will be deductible in the future. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The table below outlines the components of income tax expense (benefit):

	Nine-Months Ended December 31, 2016	Year Ended March 31, 2016
Current
Federal	$(31,983)	$363,768
State	(1,683)	93,768
Foreign	21,303	(240,372)
Total Current	(12,363)	217,164
Deferred
Federal	(203,652)	(89,337)
State	(10,718)	-
Total Deferred	(214,370)	(89,337)
Total Provision (Benefit) for Income Taxes	$(226,733)	$127,827

The table below reconciles our effective tax rate to the statutory tax rate:

	Nine-Months Ended December 31, 2016	Year Ended March 31, 2016
Statutory Tax Rate	37.3%	35.0%
Meals & Entertainment	-5.2%	10.8%
Gain/loss on Sale of PPE	-5.9%	31.1%
Goodwill	22.0%	0.0%
Tax Exempt Interest	20.7%	0.0%
Ending Balance True Up	28.0%	0.0%
Tax Overpayment	38.3%	0.0%
Other	17.3%	1.7%
Effective Tax Rate	152.5%	78.6%

The table below shows the components of deferred taxes:

	As of December 31, 2016	As of March 31, 2016
Stock Compensation	$277,296	$366,547
Bad Debt	46,790	52,215
Inventory reserve	53,121	33,669
Unrealized loss on investments	66,844	-
Deferred tax asset	$444,051	$452,431

Depreciation	$367,490	$596,691
Amortization	15,621	-
Goodwill	-	36,041
Deferred tax liability	$383,111	$632,732

Net Deferred Tax Asset (Liability)	$60,940	$(180,301)

NOTE 13 – TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain condensed unaudited financial information for the nine months ended December 31, 2015 for comparability with the transition period.

	For the Nine-Months Ended December 31, 2016	(Unaudited) For the Nine-Months Ended December 31, 2015
Total Revenues	$15,987,186	$22,528,792
Total Cost of Goods Sold	7,887,148	11,188,833
GROSS PROFIT	8,100,038	11,339,959
General and administrative expenses	7,198,081	9,391,514
Research and development	757,880	948,508
Depreciation and amortization expense	482,311	374,247
INCOME (LOSS) FROM OPERATIONS	(338,234)	625,690
Total Other Income (Expense)	189,554	472,499
NET INCOME BEFORE INCOME TAXES	(148,680)	1,098,189
INCOME TAX EXPENSE (BENEFIT)	(226,733)	299,295
NET INCOME (LOSS)	$78,053	$798,895
Foreign Currency Translation Gain (loss)	(415,698)	(1,233,891)
Unrealized Gains (Losses) on Investments	(112,363)	-
TOTAL COMPREHENSIVE INCOME (LOSS)	$(450,008)	$(434,997)
BASIC EARNINGS PER SHARE	$0.00	$0.02
FULLY DILUTED EARNINGS PER SHARE	$0.00	$0.01
BASIC WEIGHTED AVG SHARES OUTSTANDING	52,857,299	53,239,087
FULLY DILUTED WEIGHTED AVG SHARES OUTSTANDING	53,483,110	53,506,778

Net cash provided by operating activities	2,383,713	$5,779,611
Net cash provided by (used in) investing activities	(10,687,142)	54,059
Net cash used in financing activities	(3,597,805)	(39,243)
Effect of exchange rate on cash	(75,325)	(657,722)
Net increase (decrease) in cash	(11,976,559)	$5,136,705

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In March 2014 the Company entered into a consulting agreement with Terra Industrial with Allen Johnson as agent in order to replace a prior royalty agreement. The agreement is for the term of 10 years with fees of $100,000 CAD paid quarterly. The agreement expires in March of 2024.

The Company leases office space in Texas and Pennsylvania. Rent expense recognized was $40,013 and $90,585 for the transition period ended December 31, 2016 and year ended March 31, 2016, respectively. The future minimum lease payments for operating leases as of December 31, 2016, consisted of the following:

Years ending December 31,	Operating Leases
2017	29,671
2018	11,781
Thereafter	-

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was available to be issued and the following subsequent events occurred:

On February 23, 2017, the Company entered into a retirement and release agreement with Harold Albert, who was the Company's Chief Technology Officer ("CTO"). A copy of this agreement was filed with the commission on February 27, 2017, and is incorporated by reference in this report. As part of the agreement, Mr. Albert chose to retire from his role as CTO effective March 1, 2017; however, he will continue to serve as a Director of the Company and may be engaged by the Company as a consultant on an as-needed basis. For his services as a Director, Mr. Albert will be compensated $80,000 annually, 1/12 paid monthly, subject to continued successful election as a Board member at the Company's annual shareholder meeting. The Company has agreed to pay Mr. Albert a severance package of $375,000, one fourth of which is to be paid each quarter over the next year, beginning on March 1, 2017. Mr. Albert was also granted 75,000 stock options in November of 2016, which will continue to vest on the original schedule; however, upon final payment of the severance package, any remaining vesting will accelerate and any unvested options from that grant will become fully vested at that date. Mr. Albert was one of the original founders of the Company and was instrumental in helping grow the Company to what it is today and we appreciate Mr. Albert's significant contributions over the years. We wish Mr. Albert the best in his endeavors and look forward to continued association with him as a Director and significant shareholder.

On February 27, 2017, the Company issued 74,711 shares to a Director in settlement of previously granted and vested restricted stock units. Compensation expense for those units had already been recognized during the vesting period.

During the period beginning January 1, 2017 and ending March 6, 2017, the Company repurchased 135,535 shares of common stock for a total price of $166,829 under the shareholder authorized repurchase program. All repurchases were made at market rates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b-c) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this Report. Based on this evaluation, Management concluded that our controls were ineffective as of such date due to material weaknesses that were identified. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's financial statements will not be prevented or detected on a timely basis.

Notwithstanding this finding of ineffective internal controls, we concluded that the consolidated financial statements included in this Form 10-KT present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

During the transition period and prior 2016 fiscal year, the Company was not subject to requirements of Section 404 of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the entity are being made in accordance with authorizations of management and directors of the entity; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the entity's assets that could have a material effect on its consolidated financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013).

Based upon this assessment, the Company's management concluded that our internal control over financial reporting had material weaknesses and was ineffective as of December 31, 2016. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over our day-to-day transaction processing, including non-routine transactions and period-end financial reporting processes. Specifically, we identified material weaknesses related to:

•	Revenue recognition (e.g., consistent requirements for documentation in every office where accounting functions are performed)

•	Sufficient documentation of review- and analytical-processes (e.g., significant judgements and estimates)

•	Structuring of duties, controls, and permission within financial systems (e.g., warehouse managers have the ability to create sales orders)

•	Asset management and maintenance functions (e.g., documented and regular physical confirmation of asset existence)

•	Segregation of duties (e.g., employees in our smaller offices have the ability in the enterprise resource planning system to make transactions throughout the entirety of an accounting cycle)

•	Cash disbursements (e.g., sufficiently documented approval for disbursements)

As a management team, we continue to emphasize the value and importance of a strong control environment. We believe that such an emphasis, together with continued oversight of our processes and systems, will help create an increasingly strong, compliant, and thorough system of controls, which we expect will play an increasingly important role in our long-term growth.

Changes in Internal Control over Financial Reporting

During the transition period covered by this report, Management implemented new controls over purchase orders, equity awards, wire transfers, and the financial reporting process. Management believes these efforts will enhance our internal control framework.

Management's Remediation Initiatives

Management has been actively developing a remediation plan and been implementing new controls and processes to address the aforementioned deficiencies. Upon receiving the results of our internal controls review, we have taken actions to strengthen our internal control structure, including the following:

•	Hired third party consultants to provide advice on COSO framework and risk control matrices;

•	Implemented Company-wide trainings over internal controls, including the requirement to supply supporting evidence for each transaction;

•	Required evidence of review in nearly all controls;

•	Reviewed and updated each employee's access within the enterprise resource management system

•	Required purchase orders agree to sales order within a certain threshold

•	Required a written and verbal confirmation for wire transfers

•	Revised the processes over financial reporting, including preparation of the cash flow statement and tax provision

•	Implemented new controls over equity awards to ensure compliance with laws, regulations, and Plan limitations

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

Item 9B. Other Information

All events requiring disclosure on form 8-K were properly disclosed during the period; as such, this item is not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2016 (the "Proxy Statement").

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

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference to the information to be set forth in the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules

Exhibits.  The following exhibits are included as part of this report:

Exhibit 3.1	Articles of Incorporation(1)

Exhibit 3.2	Articles of Amendment to the Articles of Incorporation(2)

Exhibit 3.3	Amended and Restated Bylaws(3)

Exhibit 10.1	Stock Redemption Agreement dated November 15, 2016 between the Registrant and Harold Albert*

Exhibit 10.2	Employment Agreement of Brenton W. Hatch dated June 28, 2013(16)+

Exhibit 10.3	Employment Agreement of Harold Albert dated June 28, 2013(17)+

Exhibit 10.4	Employment Agreement of Ryan Oviatt dated September 4, 2015(18)+

Exhibit 10.5	Form of Indemnification Agreement between the Registrant and its Directors(4)

Exhibit 10.6	2003 Stock Incentive Plan(5)

Exhibit 10.7	Profire Energy, Inc. 2010 Equity Incentive Plan(6)

Exhibit 10.8	Profire Energy, Inc. 2010 Equity Incentive Plan Amendment(7)

Exhibit 10.9	Profire Energy, Inc. 2014 Equity Incentive Plan*

Exhibit 10.10	Form of Equity Grant Agreement, Nonqualified Stock Option(8)

Exhibit 10.11	Form of Equity Grant Agreement, Restricted Stock(9)

Exhibit 10.12	Form of Equity grant Agreement, Restricted Stock Units(10)

Exhibit 10.13	Securities Purchase Agreement, dated November 12, 2013 between the Registrant and the persons listed therein as purchasers(13)

Exhibit 10.14	Registration Rights Agreement, dated November 18, 2013 between the Registrant and the persons listed in the Securities Purchase Agreement as purchasers(14)

Exhibit 10.15	Retirement and Release Agreement with Harold Albert dated February 23, 2017(15)

Exhibit 14.1	Code of Ethics(11)

Exhibit 23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*

Exhibit 10.13	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other(12)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith
** The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
+ Indicates management contract, compensatory plan, or arrangement with the Company

(1)	Incorporated by reference to the Registration Statement of the Registrant on Form SB-@ filed with the Commission on September 24, 2004.
(2)	Incorporated by reference to Registrant's quarterly Report on Form 10-Q filed with the commission on February 13, 2009.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013.
(4)	Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 filed on December 24, 2013 (File No. 333-193086).
(5)	Incorporated by reference to Exhibit 4.01 to the Registrant's Form SB-2 filed on September 24, 2004 (File No. 000-52376).
(6)	Incorporated by reference to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009 (File No. 000-52376).
(7)	Incorporated by reference to Appendix B to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on August 21, 2014.
(8)	Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(9)	Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(10)	Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(11)	Incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K filed with the Commission on February 12, 2015 (File No. 000-52376).
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 25, 2015 (File No. 000-52376)
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2017 (File No. 001-36378).
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376)
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 000-52376)
(18)	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on September 8, 2015 (File No. 001-36378)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer	March 9, 2017
Brenton W. Hatch

/s/ Ryan Oviatt	Chief Financial Officer	March 9, 2017
Ryan Oviatt

/s/ Harold Albert	Director	March 9, 2017
Harold Albert

/s/ Arlen B. Crouch	Director	March 9, 2017
Arlen B. Crouch

/s/ Daren J. Shaw	Director	March 9, 2017
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	March 9, 2017
Ronald R. Spoehel