Form 10-Q
period 2017-03-31
PROFIRE ENERGY INC
filed 2017-05-10
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

As of May 5, 2017, the registrant had 53,656,961 shares issued and 50,221,054 shares outstanding of common stock, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three-month period ended March 31, 2017 and 2016	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three-month period ended March 31, 2017 and 2016	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure about Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	21

Signatures	22

PART I. FINANCIAL INFORMATION
Item 1 Financial Information
PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
ASSETS	March 31, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,459,559	$9,316,036
Accounts receivable, net	5,365,159	5,633,802
Inventories, net	8,024,561	7,839,503
Income tax receivable	320,717	180,981
Short term investments	2,221,937	2,965,536
Investments - other	3,000,000	2,250,000
Prepaid expenses & other current assets	376,897	410,558
Total Current Assets	29,768,830	28,596,416

LONG-TERM ASSETS
Deferred tax asset	110,461	60,940
Long-term investments	6,035,291	5,504,997
Property and equipment, net	7,259,078	7,458,723
Goodwill	997,701	997,701
Intangible assets, net	486,190	490,082
Total Long-Term Assets	14,888,721	14,512,443

TOTAL ASSETS	$44,657,551	$43,108,859

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,453,726	$1,220,478
Accrued vacation	177,321	154,307
Accrued liabilities	293,772	284,214
Income taxes payable	770,529	61,543
Total Current Liabilities	2,695,348	1,720,542

TOTAL LIABILITIES	2,695,348	1,720,542

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,656,961 issued and 50,539,709 outstanding at March 31, 2017 and 53,582,250 issued and 50,705,933 outstanding at December 31, 2016	53,656	53,582
Treasury stock, at cost	(3,901,709)	(3,582,805)
Additional paid-in capital	26,810,227	26,800,298
Accumulated other comprehensive loss	(2,699,342)	(2,810,743)
Retained earnings	21,699,371	20,927,985
Total Stockholders' Equity	41,962,203	41,388,317

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,657,551	$43,108,859

The accompanying notes are an integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUES
Sales of goods, net	$7,292,228	$3,972,924
Sales of services, net	532,267	570,730
Total Revenues	7,824,495	4,543,654

COST OF SALES
Cost of goods sold-product	3,055,300	1,780,566
Cost of goods sold-services	402,022	463,193
Total Cost of Goods Sold	3,457,322	2,243,759

GROSS PROFIT	4,367,173	2,299,895

OPERATING EXPENSES
General and administrative expenses	2,948,089	2,670,101
Research and development	198,966	153,522
Depreciation and amortization expense	149,076	142,538
Total Operating Expenses	3,296,131	2,966,161

INCOME (LOSS) FROM OPERATIONS	1,071,042	(666,265)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	2,101	887
Other (expense) income	(5,414)	(276,313)
Interest income	31,278	5,421
Total Other Income (Expense)	27,965	(270,005)

NET INCOME BEFORE INCOME TAXES	1,099,007	(936,270)

Income tax expense (benefit)	498,936	(171,654)

NET INCOME (LOSS)	$600,071	$(764,617)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$75,113	$(840,190)
Unrealized gains on investments	36,288	-
Total Other Comprehensive Income (Loss)	111,401	(840,190)

TOTAL COMPREHENSIVE INCOME (LOSS)	$711,472	$(1,604,807)

BASIC EARNINGS PER SHARE	$0.01	$(0.01)

FULLY DILUTED EARNINGS PER SHARE	$0.01	$(0.01)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	50,632,275	53,243,151

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	51,287,405	53,243,151

The accompanying notes are a integral part of these condensed consolidated financials statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Month Period Ended,
	March 31, 2017		March 31, 2016
OPERATING ACTIVITIES
Net Income (Loss)		$600,071	$(764,617)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense		237,116	259,789
Gain on sale of fixed assets		(2,101)	(887)
Bad debt expense		45,313	38,940
Stock options issued for services		181,318	12,521
Changes in operating assets and liabilities:
Changes in accounts receivable		249,844	2,431,450
Changes in income taxes receivable/payable		568,065	(207,514)
Changes in inventories		(399,410)	16,042
Changes in prepaid expenses		33,698	28,512
Changes in deferred tax asset/liability		(49,520)	217,464
Changes in accounts payable and accrued liabilities		500,552	(478,844)

Net Cash Provided by Operating Activities		1,964,946	1,552,856

INVESTING ACTIVITIES
Proceeds from sale of equipment		30,451	42,117
Purchase of investments		(500,408)	-
Purchase of fixed assets		(52,720)	-

Net Cash Provided by (Used in) Investing Activities		(522,677)	42,117

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability		-	(99)
Purchase of Treasury stock		(318,904)	-

Net Cash Used in Financing Activities		(318,904)	(99)

Effect of exchange rate changes on cash		20,158	416,220

NET INCREASE IN CASH		1,143,523	2,011,094
CASH AT BEGINNING OF PERIOD		9,316,036	19,281,501

CASH AT END OF PERIOD		$10,459,559	$21,292,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$		$-
Income taxes		$78	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
 Notes to the Condensed Consolidated Financial Statements
As of March 31, 2017, and December 31, 2016

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, references herein to the "Company" are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments, except for the adoption of ASU 2016-09 discussed below) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its transition report on Form 10-K for the transition period ended December 31, 2016.  The results of operations for the period ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of the Company is presented to assist in understanding the Company's consolidated financial statements.  The Company's accounting policies conform to accounting principles generally accepted in the United States of America ("US GAAP").

Profire Energy, Inc. was established on October 9, 2008 upon the closing of transactions contemplated by an Acquisition Agreement among The Flooring Zone, Inc., Profire Combustion, Inc. (the "Subsidiary") and the shareholders of the Subsidiary. Following the closing of the transactions, The Flooring Zone, Inc. was renamed Profire Energy, Inc. (the "Parent").

Pursuant to the terms and conditions of the Acquisition Agreement, 35,000,000 shares of restricted common stock of the Parent were issued to the three shareholders of the Subsidiary in exchange for all of the issued and outstanding shares of the Subsidiary. As a result of the transaction, the Subsidiary became a wholly-owned subsidiary of the Parent and the shareholders of the Subsidiary became the controlling shareholders of the Parent.

The Parent was incorporated on May 5, 2003 in the State of Nevada. The Subsidiary was incorporated on March 6, 2002 in the province of Alberta, Canada.

The Company provides burner and chemical management products and services for the oil and gas industry primarily in the Canadian and US markets.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 1 of the Notes to the Consolidated Financial Statements in the Company's most recent 10-K, except as discussed below.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on financial position, net income, or stockholders' equity.

Stock Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. Several aspects of the accounting for share based payment awards are simplified with this update, including accounting for and classification of various taxes, classification of awards as equity or liabilities, classification of various amounts on the statement of cash flows, and accounting for forfeitures. This standard became effective for the Company on January 1, 2017.

As part of this standard, companies can choose whether to recognize forfeitures as they occur or continue to estimate forfeitures with periodic true-ups. The Company has elected to recognize forfeitures as they occur. This election was made on a modified retrospective basis with the cumulative effect recognized in beginning retained earnings of the current period; therefore, amounts in prior periods have not been restated. The total adjustment was $171,315 as a reduction of APIC and increase in retained earnings.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – RESEARCH AND DEVELOPMENT

All costs associated with research and development are expensed when incurred.  Costs incurred for research and development are presented in the table below:

	For the Three Months Ended March 31,
	2017	2016
Research and Development	$198,966	$153,522

NOTE 4 – STOCKHOLDERS' EQUITY

As of March 31, 2017 and December 31, 2016, the Company held 3,117,252 and 2,876,317 shares in treasury at a total cost of $3,901,709 and $3,582,805, respectively. All purchases of treasury stock have been made at market rates.

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

NOTE 5 - FINANCIAL INSTRUMENTS AND INVESTMENTS (CONTINUED)

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

NOTE 5 - FINANCIAL INSTRUMENTS AND INVESTMENTS (CONTINUED)

The following tables show the adjusted cost, unrealized losses and fair value of the Company's cash and cash equivalents and investments held as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
Level 1
Money Market Funds	$616,486	$-	$616,486	$616,486	$-	$-
Mutual Funds	1,626,236	(69,657)	1,556,579	-	-	1,556,579
Subtotal	2,242,722	(69,657)	2,173,065	616,486	-	1,556,579

Level 2
Certificates of Deposit	$3,000,000	$-	$3,000,000	$-	$3,000,000	$-
Corporate Bonds	2,142,900	(23,923)	2,118,977	-	299,707	1,819,270
Municipal Bonds	4,609,423	(27,751)	4,581,672	-	1,922,230	2,659,442
Subtotal	9,752,323	(51,674)	9,700,649	-	5,221,937	4,478,712

Total	$11,995,045	$(121,331)	$11,873,714	$616,486	$5,221,937	$6,035,291

	December 31, 2016
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
Level 1
Money Market Funds	$1,053,844	$-	$1,053,844	$1,053,844	$-	$-
Mutual Funds	1,473,536	(90,495)	1,383,041	-	-	1,383,041
Subtotal	2,527,380	(90,495)	2,436,885	1,053,844	-	1,383,041

Level 2
Certificates of Deposit	$2,250,000	$-	$2,250,000	$-	$2,250,000	$-
Corporate Bonds	2,246,956	(29,419)	2,217,537	-	400,053	1,817,484
Municipal Bonds	4,929,249	(59,294)	4,869,955	-	2,565,483	2,304,472
Subtotal	9,426,205	(88,713)	9,337,492	-	5,215,536	4,121,956

Total	$11,953,585	$(179,208)	$11,774,377	$1,053,844	$5,215,536	$5,504,997

Unrealized gains on investments incurred during the periods are presented below:

	For the Three Months Ended March 31,
	2017	2016
Unrealized holding gains, net of tax	$36,288	$-

NOTE 5 - FINANCIAL INSTRUMENTS AND INVESTMENTS (CONTINUED)

The maturities for bonds held by the Company as of March 31, 2017 are presented in the table below:

Maturity	Fair Value
Less Than One Year	2,221,937
1-2 years	307,671
2-5 years	3,617,421
5-10 years	253,620
Over 10 years	300,000
6,700,649

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended March 31,
Sales	2017	2016
Canada	$1,083,898	$765,758
United States	6,740,597	3,777,896
Total Consolidated	$7,824,495	$4,543,654

	For the Three Months Ended March 31,
Profit (Loss)	2017	2016
Canada	$(582,046)	$(404,846)
United States	1,182,117	(359,771)
Total Consolidated	$600,071	$(764,617)

	As of
Long-lived assets	March 31, 2017	December 31, 2016

Canada	$970,182	$1,067,346
United States	6,288,896	7,165,565
Total Consolidated	$7,259,078	$8,232,911

NOTE 7 – STOCK BASED COMPENSATION

On February 27, 2017, the Company issued 74,711 shares of common stock to one of our directors in settlement of previously vested restricted stock units ("RSUs"). The compensation cost was already recognized in prior periods as the awards vested.

NOTE 8 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	March 31, 2017	December 31, 2016
Raw materials	$675,777	$940,527
Finished goods	7,562,237	7,112,098
Work in process	-	-
Subtotal	8,238,014	8,052,625
Reserve for Obsolescence	(213,453)	(213,122)
Total	$8,024,561	$7,839,503

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the three-months ended March 31, 2017			For the three-months ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	600,071	50,632,275	$0.01	(764,617)	53,243,151	$(0.01)

Effect of Dilutive Securities
Stock options & RSUs	-	655,130		-	-

Diluted EPS
Net income available to common stockholders + assumed conversions	600,071	51,287,405	$0.01	(764,617)	53,243,151	$(0.01)

Options to purchase 1,199,000 shares of common stock at a weighted average price of $2.03 per share were outstanding during the three-months ended March 31, 2017, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options, which expire between March 2018 and October 2025, were still outstanding at March 31, 2017.

Options to purchase 2,537,652 shares of common stock at a weighted average price of $1.32 per share were outstanding during the three-months ended March 31, 2016, but were not included in the computation of diluted EPS because the Company reported a net loss during the period and the impact of these shares would be antidilutive. These options, which expire between February 2017 and October 2025, were still outstanding at March 31, 2016.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through May 5, 2017, the date this report was available to be issued, and the following subsequent events occurred:

During the period beginning April 1, 2017 and ending May 5, 2017, the Company repurchased 318,655 shares of common stock for a total repurchase price of $432,387 under the shareholder authorized repurchase program. All purchases were made at market rates.

Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-month periods ended March 31, 2017 and 2016. For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our transition report on Form 10-K for the nine-month transition period ended December 31, 2016.

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

As a result, oil and gas producers can achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  We believe, despite the current industry down-turn, there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, partly for potential regulatory-satisfaction purposes. We continue to assess compliance-interest in the industry, especially given the budgetary constraints we have observed over the last two years. We believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations in Canada and throughout the United States.

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

Results of Operations

Comparison of the three-months ended March 31, 2017 and December 31, 2016

The table below presents select data comparing the current quarter to the quarter immediately prior:

	For the Three Months Ended
	Mar 31 2017	Dec 31 2016	$ Change	% Change
Total Revenues	$7,824,495	$7,022,330	$802,165	11%
Net Income (Loss)	$600,071	$608,896	$(8,825)	-1%
Operating Cash Flow	$1,964,946	$538,358	$1,426,588	265%

Total revenues continued to increase in the first quarter of 2017 compared to the last quarter in 2016. This change was attributable to the rebound of the oil industry and sales of higher priced products. We were able to keep our net income fairly consistent, despite a one-time expense of $375,000 related to our former Chief Technology Officer's retirement during the quarter. Cash flow from operations increased due to increased revenues and better success with collections.

Comparison of the three-months ended March 31, 2017 and 2016

Total Revenues

Total revenues during the three months ended March 31, 2017 increased $3,280,841 or 72%, compared to the comparable period in 2016. This change was principally attributable to the rebound of the oil industry and increased purchasing activity by our customers. We have focused our resources in geographic areas that we believe have the greatest potential for improved revenues and return on investment. We believe our customers have increased capital budgets and are more willing to purchase our products due to the increase in oil prices from the lows experienced in the early months of 2016. We continued to see indications of the industry improving during the first quarter of 2017, including increased Baker Hughes North American rig counts, increased Henry Hub natural gas spot prices, and a decline in the days supply of crude oil.

Gross Profit

Gross profit as a percentage of revenues during the three months ended March 31, 2017 increased to 56% from 51% in the comparable period during 2016. The change in gross profit was primarily due to changes in product mix and overhead allocation. We were able to increase our sales of products with higher margins during the period. In addition, we were able to significantly increase revenues without a corresponding increase in overhead; as a result, the overhead that is allocated to cost of goods sold as a percentage of revenues is lower.

Total Operating Expenses

Our total operating expenses during the three months ended March 31, 2017 increased $329,970 or 11% compared to the comparable period in 2016. As a percentage of total revenues, total operating expenses were 42% and 65% during the three-months ended March 31, 2017 and 2016, respectively. During the first quarter of 2017, we were able to continue to manage our operating expenses with only an 11% increase while increasing revenues 72%. The majority of the increase in operating expenses was related to a one-time $375,000 accrual for a separation agreement with our former Chief Technology Officer who retired effective March 1, 2017. Without this accrual, operating expenses would have been slightly lower than the comparable quarter of 2016.

Research and Development

Research and development expenses during the three months ended March 31, 2017 increased $45,444 or 30% compared to the comparable periods in 2016. As a percentage of total operating expenses, research and development expenses increased to 6% during the three-month period ending March 31, 2017 compared to 5% in the comparable period in 2016. We have continued to invest in R&D throughout the industry downturn as we believe it is critical to our growth strategy and future. We intend to maintain R&D activities at approximately the same percentage of operating expenses in the future, although industry or operating changes could alter that.

Liquidity and Capital Resources

Working capital at March 31, 2017 was $27,073,482 compared to $26,875,874 at December 31, 2016. This change was primarily a result of increased cash due to increased revenue and collection efforts. We currently do not have any material commitments for capital expenditures, although we are committed to maintaining the assets we have already acquired. We believe our available cash resources are sufficient to cover expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, this section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure and control procedures were not effective due to material weaknesses identified as part of our 2016 year-end review of internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by management during our internal assessment, see our transition report on Form 10-K for the nine-month transition period ended December 31, 2016.

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
•
Implemented Company-wide trainings over internal controls in relation with new accounting standard operating procedures, including the requirement of supplying supporting evidence, proving the level of precision with which a control is performed, etc.;

•	Required evidence of review in nearly all controls;
•	Reviewed and updated each employee's access within the enterprise resource management system;
•	Required purchase orders agree with sales orders within a certain threshold;
•	Required written and verbal confirmation for wire transfers;
•	Revised the processes over financial reporting, including preparation of the cash flow statement and tax provision; and
•	Implemented new controls over equity awards to ensure compliance with laws, regulations, and plan limitations.

Management continues to meet with key managers and control owners to evaluate the effectiveness of internal controls and to ensure implementation of remediation initiatives.

Limitations on the Effectiveness of Internal Controls

An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us that may have a material impact on us and there are no actions pending or threatened against any of our directors or officers that are averse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2016, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results.

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

On May 26, 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. In order to avoid the appearance of market manipulations, the Company set up a 10b5-1 plan to facilitate many of the repurchases and began repurchasing stock in July 2016. As of March 31, 2017, the Company had repurchased 717,252 shares pursuant to the repurchase program for an aggregate purchase price of $901,709. The table below sets forth additional information regarding our share repurchases during the three months ended March 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
Jan 1-31, 2017	44,392	$1.24	44,392	$1,362,347
Feb 1-28, 2017	90,925	$1.23	90,925	$1,250,620
Mar 1-31, 2017	105,618	$1.44	105,618	$1,098,291
Total	240,935		240,935

Item 3. Defaults Upon Senior Securities

We do not have any debt nor any current plans to obtain debt financing.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1
Retirement and Release Agreement, dated February 23, 2017, between Profire Energy, Inc. and Harold Albert (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on February 27, 2017).

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

PROFIRE ENERGY, INC.

Date:	May 10, 2017	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	May 10, 2017	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer