Form 10-Q
period 2017-06-30
PROFIRE ENERGY INC
filed 2017-08-09
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 001-36378

PROFIRE ENERGY, INC .
(Exact name of registrant as specified in its charter)

Nevada	20-0019425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
321 South 1250 West, Suite 1
Lindon, Utah	84042
(Address of principal executive offices)	(Zip Code)

(801) 796-5127

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of " large accelerated filer," " accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ]     No [X]

As of August 4, 2017, the registrant had 53,684,293 shares issued and 48,553,246 shares outstanding of common stock, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
ASSETS	June 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,310,895	$9,316,036
Accounts receivable, net	6,701,171	5,633,802
Inventories, net	8,297,245	7,839,503
Income tax receivable	194,752	180,981
Short term investments	2,110,602	2,965,536
Investments - other	2,250,000	2,250,000
Prepaid expenses & other current assets	622,396	410,558
Total Current Assets	29,487,061	28,596,416

LONG-TERM ASSETS
Net deferred tax asset	195,368	60,940
Long-term investments	6,356,832	5,504,997
Property and equipment, net	7,166,159	7,458,723
Goodwill	997,701	997,701
Intangible assets, net	493,265	490,082
Total Long-Term Assets	15,209,325	14,512,443

TOTAL ASSETS	$44,696,386	$43,108,859

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,315,561	1,220,478
Accrued vacation	192,579	154,307
Accrued liabilities	601,740	284,214
Income taxes payable	1,397,462	61,543
Total Current Liabilities	3,507,342	1,720,542

TOTAL LIABILITIES	3,507,342	1,720,542

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,684,293 issued and 48,662,169 outstanding at June 30, 2017 and 53,582,250 issued and 50,705,933 outstanding at December 31, 2016	53,684	53,582
Treasury stock, at cost	(6,423,737)	(3,582,805)
Additional paid-in capital	26,981,218	26,800,298
Accumulated other comprehensive loss	(2,434,140)	(2,810,743)
Retained earnings	23,012,019	20,927,985
Total Stockholders' Equity	41,189,044	41,388,317

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,696,386	$43,108,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Sales of goods, net	$8,834,650	$3,462,893	$16,126,879	$7,435,817
Sales of services, net	630,301	511,150	1,162,568	1,081,880
Total Revenues	9,464,951	3,974,043	17,289,447	8,517,697

COST OF SALES
Cost of goods sold-product	4,035,528	1,712,643	7,090,828	3,493,209
Cost of goods sold-services	452,591	347,150	854,613	810,343
Total Cost of Goods Sold	4,488,119	2,059,793	7,945,441	4,303,552

GROSS PROFIT	4,976,832	1,914,250	9,344,006	4,214,145

OPERATING EXPENSES
General and administrative expenses	2,739,055	2,385,567	5,682,368	5,055,668
Research and development	275,776	250,722	479,520	404,244
Depreciation and amortization expense	130,838	159,239	279,913	301,777
Total Operating Expenses	3,145,669	2,795,528	6,441,801	5,761,689

INCOME (LOSS) FROM OPERATIONS	1,831,163	(881,278)	2,902,205	(1,547,544)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	46,374	(2,592)	48,476	(1,705)
Other (expense) income	18,798	4,756	13,385	(271,557)
Interest income	54,840	27,942	86,118	33,363
Total Other Income (Expense)	120,012	30,106	147,979	(239,899)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,951,175	(851,172)	3,050,184	(1,787,443)

Income tax expense (benefit)	638,528	(245,877)	1,137,465	(417,531)

NET INCOME (LOSS)	$1,312,647	$(605,295)	$1,912,719	$(1,369,912)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$238,543	$773	$313,656	$(839,417)
Unrealized gains on investments, net of tax	26,659	—	62,947	—
Total Other Comprehensive Income (Loss)	265,202	773	376,603	(839,417)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,577,849	$(604,522)	$2,289,322	$(2,209,329)

BASIC EARNINGS PER SHARE	$0.03	$(0.01)	$0.04	$(0.03)

FULLY DILUTED EARNINGS PER SHARE	$0.03	$(0.01)	$0.04	$(0.03)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	49,678,917	53,256,333	50,152,958	53,274,640

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	50,283,144	53,256,333	50,757,185	53,274,640
 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$1,912,719	$(1,369,912)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	458,293	512,703
Gain on sale of fixed assets	(48,255)	1,705
Bad debt expense	121,015	190,384
Stock options issued for services	372,086	156,286
Changes in operating assets and liabilities:
Changes in accounts receivable	(1,107,574)	3,201,882
Changes in income taxes receivable/payable	1,327,884	(749,358)
Changes in inventories	(646,870)	1,091,372
Changes in prepaid expenses	(205,781)	36,003
Changes in deferred tax asset/liability	(134,427)	232,559
Changes in accounts payable and accrued liabilities	716,436	(1,014,087)

Net Cash Provided by Operating Activities	2,765,526	2,289,537

INVESTING ACTIVITIES
Proceeds from sale of equipment	112,183	59,013
Proceeds from investments	66,045	—
Purchase of fixed assets	(181,566)	—

Net Cash Provided by (Used in) Investing Activities	(3,338)	59,013

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(20,800)	(99)
Purchase of Treasury stock	(2,840,932)	—

Net Cash Used in Financing Activities	(2,861,732)	(99)

Effect of exchange rate changes on cash	94,403	413,138

NET INCREASE IN CASH	(5,141)	2,761,589
CASH AT BEGINNING OF PERIOD	9,316,036	19,281,501

CASH AT END OF PERIOD	$9,310,895	$22,043,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest		$—
Income taxes	$67,078	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
As of June 30, 2017, and December 31, 2016

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, references herein to the "Company" are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments, except for the adoption of ASU 2016-09 discussed below) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its transition report on Form 10-K for the transition period ended December 31, 2016.  The results of operations for the period ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	June 30, 2017	December 31, 2016
Raw materials	$157,437	$940,527
Finished goods	8,322,753	7,112,098
Work in process	—	—
Subtotal	8,480,190	8,052,625
Reserve for Obsolescence	(182,945)	(213,122)
Total	$8,297,245	$7,839,503

NOTE 4 – STOCKHOLDERS' EQUITY

As of June 30, 2017 and December 31, 2016, the Company held 5,022,124 and 2,876,317 shares in treasury at a total cost of $6,423,737 and $3,582,805, respectively. All purchases of treasury stock have been made at market rates.

On May 25, 2017, the Company repurchased 1,300,000 shares of Company stock from our CEO for a total price of $1,703,000. This repurchase is included in the treasury stock described in the preceding paragraph. For further details, refer to the Stock Redemption Agreement filed herewith as exhibit 10.2.

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

NOTE 5 - FINANCIAL INSTRUMENTS AND INVESTMENTS (CONTINUED)

The following tables show the adjusted cost, unrealized losses and fair value of the Company's money market funds and investments held as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
Level 1
Money Market Funds	$1,205,256	$—	$1,205,256	$1,205,256	$—	$—
Mutual Funds	1,626,236	(46,762)	1,579,474	—	—	1,579,474
Subtotal	2,831,492	(46,762)	2,784,730	1,205,256	—	1,579,474

Level 2
Certificates of Deposit	$2,250,000	$—	$2,250,000	$—	$2,250,000	$—
Corporate Bonds	2,138,828	(19,820)	2,119,008	—	455,241	1,663,767
Municipal Bonds	4,781,183	(12,231)	4,768,952	—	1,655,361	3,113,591
Subtotal	9,170,011	(32,051)	9,137,960	—	4,360,602	4,777,358

Total	$12,001,503	$(78,813)	$11,922,690	$1,205,256	$4,360,602	$6,356,832

	December 31, 2016
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
Level 1
Money Market Funds	$1,053,844	$—	$1,053,844	$1,053,844	$—	$—
Mutual Funds	1,473,536	(90,495)	1,383,041	—	—	1,383,041
Subtotal	2,527,380	(90,495)	2,436,885	1,053,844	—	1,383,041

Level 2
Certificates of Deposit	$2,250,000	$—	$2,250,000	$—	$2,250,000	$—
Corporate Bonds	2,246,956	(29,419)	2,217,537	—	400,053	1,817,484
Municipal Bonds	4,929,249	(59,294)	4,869,955	—	2,565,483	2,304,472
Subtotal	9,426,205	(88,713)	9,337,492	—	5,215,536	4,121,956

Total	$11,953,585	$(179,208)	$11,774,377	$1,053,844	$5,215,536	$5,504,997

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sales	2017	2016	2017	2016
Canada	1,958,320	1,422,087	3,042,218	2,187,845
United States	7,506,631	2,551,956	14,247,229	6,329,852
Total Consolidated	9,464,951	3,974,043	17,289,447	8,517,697

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Profit (Loss)	2017	2016	2017	2016
Canada	246,534	(53,176)	(335,510)	(458,021)
United States	1,066,113	(552,119)	2,248,229	(911,891)
Total Consolidated	1,312,647	(605,295)	1,912,719	(1,369,912)

	As of
Long-lived assets	June 30, 2017	December 31, 2016
Canada	$1,493,693	$1,472,207
United States	13,520,264	12,979,296
Total Consolidated	$15,013,957	$14,451,503

NOTE 7 – STOCK BASED COMPENSATION

On February 27, 2017, the Company issued 74,711 shares of common stock to one of our directors in settlement of previously vested restricted stock units ("RSUs"). During May and June, the Company issued 27,332 shares of common stock to an employee in settlement of previously vested RSUs. The compensation cost for all of these issuances was already recognized in prior periods as the awards vested.

NOTE 8 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	1,312,647	49,678,917	$0.03	1,912,719	50,152,958	$0.04

Effect of Dilutive Securities
Stock options & RSUs	—	604,227		—	604,227

Diluted EPS
Net income available to common stockholders + assumed conversions	1,312,647	50,283,144	$0.03	1,912,719	50,757,185	$0.04

Options to purchase 1,195,100 shares of common stock at a weighted average price of $2.03 per share were outstanding during the three and six months ended June 30, 2017, but were not included in the computation of diluted EPS because the options'

exercise price was greater than the average market price of the common shares. These options, which expire between March 2018 and October 2025, were still outstanding at June 30, 2017.

	Three months ended June 30, 2016			Six Months Ended June 30, 2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	(605,295)	53,256,333	$(0.01)	(1,369,912)	53,274,640	$(0.03)

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	—

Diluted EPS
Net income available to common stockholders + assumed conversions	(605,295)	53,256,333	$(0.01)	(1,369,912)	53,274,640	$(0.03)

Options to purchase 332,794, and 1,018,500 shares of common stock at a weighted average price of $2.29 per share were outstanding during the three and six months ended June 30, 2016, respectively, but were not included in the computation of diluted EPS because the Company reported a net loss during the periods and the impact of these shares would be antidilutive. These options, which expire between February 2017 and October 2025, were still outstanding at June 30, 2016.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through August 4, 2017, the date this report was available to be issued, and the following subsequent events occurred:

During the period beginning July 1, 2017 and ended August 4, 2017, the Company repurchased 108,923 shares of common stock for a total repurchase price of $139,705 under the shareholder authorized repurchase program. All purchases were made at market rates.

Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six month periods ended June 30, 2017 and 2016. For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our transition report on Form 10-K for the nine-month transition period ended December 31, 2016.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's beliefs and assumptions and on information currently available to management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as " may ", " should ", " expect ", " project ", " plan ", " anticipate ", " believe ", " estimate ", " intend ", " budget ", " forecast ", " predict ", " potential ", " continue ", " should ", " could ", " will " or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Our burner-management systems have become widely used in Western Canada, and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake Energy, ConocoPhillips, Devon Energy, Encana, Exxon-Mobil, Petro-Canada, Shell and others.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Ukraine, India, Nigeria, the Middle East, Australia, and Brazil. While we have an interest in expanding our long-term international distribution capabilities, our current principal focus is on the North American oil and gas market.

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

Throughout the industry, Programmable Logic Controllers (PLC) are used to operate and manage custom-built oilfield applications. Though capable, PLC's can be expensive, tedious, and difficult to use. Our unique solution, the PF3100, can help manage and synchronize custom applications helping oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  The Company is selling the PF3100 for initial use in the oil and gas industry's natural-draft and forced-air markets.

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

Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we have sold historically, we acquired the assets of VIM Injection Management ("VIM") in November 2014, which extended our product offering to include chemical-management systems.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the current quarter to prior quarters:

	For the three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Total Revenues	$9,464,951	$7,824,495	$7,022,330	$4,990,813	$3,974,043
Gross Profit Percentage	52.6%	55.8%	50.7%	52.6%	48.2%
Operating Expenses	$3,145,669	$3,296,131	$2,890,716	$2,752,028	$2,795,528
Net Income (Loss)	$1,312,647	$600,071	$608,896	$74,452	$(605,295)
Operating Cash Flow	$800,580	$1,964,946	$538,358	$1,108,674	$736,681

As oil prices have stabilized between $40-50 per barrel in the past nine-months, we have seen increased capital budgets from our customers and an increased willingness to invest in new equipment. Revenues have steadily increased each quarter for the past year primarily due to increased sales volumes. If oil prices continue to stabilize and our customers' capital budgets increase, we expect that sales volumes will continue to increase at a moderate pace. From the quarter ended June 30, 2016 to the quarter ended June 30, 2017, revenues increased 138% with only a 13% increase in operating expenses, which enabled us to increase net income 317% between the two periods.

Our gross profit percentage fluctuates each quarter due to changes in product mix. Over the past year we have managed to increase our gross profit percentage 4% and we expect it to remain fairly consistent, with normal product mix fluctuations, in future periods. We believe that the percentage could grow as the PF3100 becomes a larger contributor to revenue in future periods.

For over a year we have been focusing on optimizing and right sizing our operations to be able to facilitate growth without increasing costs more than necessary. From the quarter ended June 30, 2016 to the quarter ended June 30, 2017, our operating expenses have increased $350,141, primarily due to additional staffing required to support the revenue growth we have experienced.

Due to the reasons discussed above, we have been able to increase net income 317% compared to the same quarter last year. We have also increased operating cash flows 9% in that same time frame. We believe we are positioned well for continued growth in future periods.

Comparison of the six months ended June 30, 2017 and 2016

The table below presents certain financial data comparing the six months ended June 30, 2017 to the same period ended June 30, 2016:

	For the six months ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Total Revenues	$17,289,447	$8,517,697	$8,771,750	103%
Operating Expenses	$6,441,801	$5,761,689	$680,112	12%
Net Income (Loss)	$1,912,719	$(1,369,912)	$3,282,631	240%
Operating Cash Flow	$2,765,526	$2,289,537	$475,989	21%

We have made changes to right size our operations to enable us to increase revenues while keeping costs low and we are seeing the results of those changes. Revenues during the current six month period compared to the same six months in the prior year have increased 103% while operating expenses have only increased 12%. As a result of our right sizing efforts, those changes have flowed through to our bottom line with a 240% increase in net income.

During the past six months, we were able to finance our treasury stock repurchases of $2,840,932 nearly entirely from our cash flow from operations. We continue to believe that repurchasing our stock is an appropriate use of our excess cash at this time.

Liquidity and Capital Resources

Working capital at June 30, 2017 was $25,979,719 compared to $26,875,874 at December 31, 2016. This change was primarily due to a change in our investment mix from short term to long term, an increase in income taxes payable as a result of generating net income during the period, and the repurchase of 1.3million shares of our common stock from our CEO for an aggregate purchase price of $1,720,737. We currently do not have any material commitments for capital expenditures, although we are committed to maintaining the assets we have already acquired. We believe our available cash resources are sufficient to cover expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

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

Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.

Information technology is critically important to our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing and administrative functions. These processes collect, interpret and distribute business data and communicate internally and externally with employees, suppliers, customers and others.

We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards.

While we believe that our security technology and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees, and those with whom we do business.

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

Although we have used a portion of the proceeds from the offering to fund our operations and stock repurchases, a portion of our existing cash balances continues to reflect unused proceeds from the offering. We expect to use the remaining proceeds from the offering for expansion of our sales and service team to match the demand for our product, in research and development efforts to create new products, and for other working capital purposes. We may also use a portion of the remaining proceeds to fund possible investments in, or acquisitions of, complementary businesses, solutions or technologies. In addition, the amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and other factors.  Accordingly, our Management will have discretion and flexibility in applying the remaining proceeds of the offering. Pending any uses, as described above, we intend to invest the net proceeds in high quality, investment grade, short-term fixed income instruments which include corporate, financial institution, federal agency or U.S. government obligations.

On May 26, 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. On May 25, 2017, when the original repurchase program expired, the Board of Directors approved another repurchase program authorizing the Company to repurchase up to $2,000,000 worth of common stock through May 31, 2018. As of June 30, 2017, the Company had repurchased 1,322,124 shares pursuant to the repurchase program for an aggregate purchase price of $1,720,737.

On May 25, 2017, the Company entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”) with Hatch Family Holdings Company, LLC, which is wholly owned by Brenton W. Hatch, the Company’s Chairman and Chief Executive Officer. Pursuant to the Stock Redemption Agreement, the Company repurchased 1,300,000 shares of its common stock for an aggregate purchase price of $1,703,000. The shares repurchased pursuant to the Stock Redemption Agreement were not purchased as part of the Company’s share repurchase program.

The table below sets forth additional information regarding our share repurchases during the three months ended June 30, 2017:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April, 2017	254,266	$1.38	254,266	$747,335
May, 2017	1,551,328	$1.32	251,328	$409,428
June, 2017	99,278	$1.31	99,278	$1,869,835
Total	1,904,872		604,872

Item 3. Defaults Upon Senior Securities

We do not have any debt nor any current plans to obtain debt financing.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1+
Retirement and Release Agreement, dated February 23, 2017, between Profire Energy, Inc. and Harold Albert (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on February 27, 2017).

Exhibit 10.2+*	Stock Redemption Agreement, dated May 25, 2017, between Profire Energy, Inc. and Hatch Family Holdings Company, LLC, which is wholly owned by Brenton W. Hatch.

Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+    Indicates management contract or compensatory plan or arrangement
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 9, 2017	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 9, 2017	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer