Form 10-Q
period 2017-09-30
PROFIRE ENERGY INC
filed 2017-11-08
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 3, 2017, the registrant had 53,695,610 shares of common stock issued and 48,423,370 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,784,793	$9,316,036
Short term investments	854,323	2,965,536
Investments - other	3,010,000	2,250,000
Accounts receivable, net	7,644,918	5,633,802
Inventories, net	6,934,821	7,839,503
Income tax receivable	55,682	180,981
Prepaid expenses & other current assets	505,082	410,558
Total Current Assets	28,789,619	28,596,416

LONG-TERM ASSETS
Net deferred tax asset	200,239	60,940
Long-term investments	7,798,848	5,504,997
Property and equipment, net	7,016,570	7,458,723
Goodwill	997,701	997,701
Intangible assets, net	505,875	490,082
Total Long-Term Assets	16,519,233	14,512,443

TOTAL ASSETS	$45,308,852	$43,108,859

CURRENT LIABILITIES
Accounts payable	794,464	1,220,478
Accrued vacation	192,579	154,307
Accrued liabilities	814,404	284,214
Income taxes payable	774,361	61,543
Total Current Liabilities	2,575,808	1,720,542

TOTAL LIABILITIES	2,575,808	1,720,542

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,692,460 issued and 48,471,890 outstanding at September 30, 2017 and 53,582,250 issued and 50,705,933 outstanding at December 31, 2016	53,692	53,582
Treasury stock, at cost	(6,703,521)	(3,582,805)
Additional paid-in capital	27,249,628	26,800,298
Accumulated other comprehensive loss	(2,096,731)	(2,810,743)
Retained earnings	24,229,976	20,927,985
Total Stockholders' Equity	42,733,044	41,388,317

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,308,852	$43,108,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Sales of goods, net	$9,387,232	$4,507,044	$25,514,149	$11,942,860
Sales of services, net	662,960	483,769	1,825,528	1,565,649
Total Revenues	10,050,192	4,990,813	27,339,677	13,508,509

COST OF SALES
Cost of goods sold-product	4,509,191	1,977,658	11,600,019	5,470,866
Cost of goods sold-services	479,206	388,496	1,333,819	1,198,838
Total Cost of Goods Sold	4,988,397	2,366,154	12,933,838	6,669,704

GROSS PROFIT	5,061,795	2,624,659	14,405,839	6,838,805

OPERATING EXPENSES
General and administrative expenses	2,771,869	2,328,100	8,454,235	7,383,766
Research and development	318,621	263,712	798,142	667,957
Depreciation and amortization expense	125,898	160,216	405,811	461,993
Total Operating Expenses	3,216,388	2,752,028	9,658,188	8,513,716

INCOME (LOSS) FROM OPERATIONS	1,845,407	(127,369)	4,747,651	(1,674,911)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	14,017	—	62,492	(1,705)
Other (expense) income	25,991	82,452	39,377	(189,106)
Interest income	41,672	19,668	127,790	53,030
Total Other Income (Expense)	81,680	102,120	229,659	(137,781)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,927,087	(25,249)	4,977,310	(1,812,692)

Income tax expense (benefit)	709,169	(99,701)	1,846,634	(517,232)

NET INCOME (LOSS)	$1,217,918	$74,452	$3,130,676	$(1,295,460)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$327,271	$(202,520)	$640,927	$(1,041,937)
Unrealized gains (losses) on investments, net of tax	10,138	(20,621)	73,085	(20,621)
Total Other Comprehensive Income (Loss)	337,409	(223,141)	714,012	(1,062,558)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,555,327	$(148,689)	$3,844,688	$(2,358,018)

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$—	$0.06	$(0.02)

FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$—	$0.06	$(0.02)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,552,770	53,215,385	49,613,704	53,274,855

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	49,369,835	54,091,419	50,346,333	53,274,855
 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$3,130,676	$(1,295,460)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	675,223	764,906
Loss (Gain) on sale of fixed assets	(62,310)	1,705
Bad debt expense	147,470	247,568
Stock options issued for services	648,244	460,212
Changes in operating assets and liabilities:
Changes in accounts receivable	(2,024,858)	2,594,557
Changes in income taxes receivable/payable	840,343	(785,089)
Changes in inventories	634,646	2,098,574
Changes in prepaid expenses	(93,669)	(119,238)
Changes in deferred tax asset/liability	(139,298)	140,488
Changes in accounts payable and accrued liabilities	588,868	(710,012)

Net Cash Provided by Operating Activities	4,345,335	3,398,211

INVESTING ACTIVITIES
Proceeds from sale of equipment	140,198	59,013
Purchase of investments	(869,554)	(11,143,504)
Purchase of fixed assets	(214,632)	(7,140)
		—
Net Cash Used in Investing Activities	(943,988)	(11,091,631)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(25,667)	(99)
Purchase of Treasury stock	(3,120,716)	(261,544)

Net Cash Used in Financing Activities	(3,146,383)	(261,643)

Effect of exchange rate changes on cash	213,793	348,348

NET INCREASE IN CASH	468,757	(7,606,715)
CASH AT BEGINNING OF PERIOD	9,316,036	19,281,501

CASH AT END OF PERIOD	$9,784,793	$11,674,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income taxes	$1,282,157	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2017, and December 31, 2016

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, references herein to the "Company" are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments, except for the adoption of ASU 2016-09 discussed below) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its transition report on Form 10-K for the transition period ended December 31, 2016.  The results of operations for the period ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment awards are simplified under ASU No. 2016-09, including accounting for and classification of various taxes, classification of awards as equity or liabilities, classification of various amounts on the statement of cash flows, and accounting for forfeitures. This standard became effective for the Company on January 1, 2017.

As part of this standard, companies can choose whether to recognize forfeitures as they occur or continue to estimate forfeitures with periodic true-ups. The Company has elected to recognize forfeitures as they occur. This election was made on a modified

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2017	December 31, 2016
Raw materials	$69,149	$940,527
Finished goods	7,120,645	7,112,098
Work in process	—	—
Subtotal	7,189,794	8,052,625
Reserve for Obsolescence	(254,973)	(213,122)
Total	$6,934,821	$7,839,503

NOTE 4 – STOCKHOLDERS' EQUITY

As of September 30, 2017 and December 31, 2016, the Company held 5,220,570 and 2,876,317 shares of its common stock in treasury at a total cost of $6,703,521 and $3,582,805, respectively. All purchases of treasury stock have been made at market rates.

On May 25, 2017, the Company repurchased 1,300,000 shares of its common stock from the Company's CEO for a total price of $1,703,000. This repurchase is included in the treasury stock described in the preceding paragraph. For further details, refer to the Stock Redemption Agreement filed as exhibit 10.2 to the Company's quarterly report for the quarterly period ended June 30, 2017.

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

NOTE 5 - FINANCIAL INSTRUMENTS AND INVESTMENTS (CONTINUED)

The following tables show the adjusted cost, unrealized losses and fair value of the Company's money market funds and investments held as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
Level 1
Money Market Funds	$336,372	$—	$336,372	$336,372	$—	$—
Mutual Funds	1,626,236	(35,246)	1,590,990	—	—	1,590,990
Subtotal	1,962,608	(35,246)	1,927,362	336,372	—	1,590,990

Level 2
Certificates of Deposit	$3,010,000	$—	$3,010,000	$—	$3,010,000	$—
Corporate Bonds	2,384,269	(18,896)	2,365,373	—	454,252	1,911,121
Municipal Bonds	4,705,311	(8,503)	4,696,808	—	400,071	4,296,737
Subtotal	10,099,580	(27,399)	10,072,181	—	3,864,323	6,207,858

Total	$12,062,188	$(62,645)	$11,999,543	$336,372	$3,864,323	$7,798,848

	December 31, 2016
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
Level 1
Money Market Funds	$1,053,844	$—	$1,053,844	$1,053,844	$—	$—
Mutual Funds	1,473,536	(90,495)	1,383,041	—	—	1,383,041
Subtotal	2,527,380	(90,495)	2,436,885	1,053,844	—	1,383,041

Level 2
Certificates of Deposit	$2,250,000	$—	$2,250,000	$—	$2,250,000	$—
Corporate Bonds	2,246,956	(29,419)	2,217,537	—	400,053	1,817,484
Municipal Bonds	4,929,249	(59,294)	4,869,955	—	2,565,483	2,304,472
Subtotal	9,426,205	(88,713)	9,337,492	—	5,215,536	4,121,956

Total	$11,953,585	$(179,208)	$11,774,377	$1,053,844	$5,215,536	$5,504,997

NOTE 6 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Sales	2017	2016	2017	2016
Canada	1,982,739	1,273,863	5,024,957	3,461,708
United States	8,067,453	3,716,950	22,314,720	10,046,801
Total Consolidated	10,050,192	4,990,813	27,339,677	13,508,509

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Profit (Loss)	2017	2016	2017	2016
Canada	193,636	(114,114)	(141,874)	(572,136)
United States	1,024,282	188,566	3,272,550	(723,324)
Total Consolidated	1,217,918	74,452	3,130,676	(1,295,460)

	As of
Long-lived assets	September 30, 2017	December 31, 2016
Canada	$1,547,689	$1,472,207
United States	14,971,544	13,040,236
Total Consolidated	$16,519,233	$14,512,443

NOTE 7 – STOCK BASED COMPENSATION

On February 27, 2017, the Company issued 74,711 shares of common stock to one of its directors in settlement of previously vested restricted stock units ("RSUs"). During the nine-month period, the Company issued 29,999 shares of common stock to an employee in settlement of previously vested RSUs and the Company issued 5,500 shares of common stock to employees in exercise of previously vested stock options. The compensation cost for all of these issuances was already recognized in prior periods as the awards vested.

On September 20, 2017, the Company issued a total of 96,081 RSUs to the directors of the Company. Half of the RSUs vested immediately and the remaining half will vest on June 15, 2018. The Company estimates the fair value of the RSUs at their intrinsic value at the time of grant, which was $1.85 per share for a total of $177,750.

NOTE 8 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	1,217,918	48,552,770	$0.03	3,130,676	49,613,704	$0.06

Effect of Dilutive Securities
Stock options & RSUs	—	817,065		—	732,629

Diluted EPS
Net income available to common stockholders + assumed conversions	1,217,918	49,369,835	$0.02	3,130,676	50,346,333	$0.06

Options to purchase 1,569,730 shares of common stock at a weighted average price of $3.17 per share were outstanding during the three and nine months ended September 30, 2017, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price per share of common stock. These options, which expire between March 2018 and October 2025, were still outstanding at September 30, 2017.

	Three months ended September 30, 2016			Nine Months Ended September 30, 2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	74,452	53,215,385	$—	(1,295,460)	53,274,855	$(0.02)

Effect of Dilutive Securities
Stock options & RSUs	—	876,034		—	—

Diluted EPS
Net income available to common stockholders + assumed conversions	74,452	54,091,419	$—	(1,295,460)	53,274,855	$(0.02)

Options to purchase 1,343,500 and 2,343,579 shares of common stock at a weighted average price of $2.17 and $2.83 per share were outstanding during the three and nine months ended September 30, 2016, respectively, but were not included in the computation of diluted EPS because the Company reported a net loss during the periods and the impact of these shares would be antidilutive. These options, which expire between February 2017 and October 2025, were still outstanding at September 30, 2016.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through November 3, 2017, the date this report was available to be issued, and the following subsequent events occurred:

During the period beginning October 1, 2017 and ended November 3, 2017, the Company repurchased 51,670 shares of common stock for a total repurchase price of $92,758 pursuant to its previously authorized repurchase program. All repurchases were made at market rates.

On October 12, 2017, the Compensation Committee of the Board of Directors approved a long term inventive plan for the Company's Chief Financial Officer. For further details, refer to the Restricted Stock Unit Award Agreement filed as exhibit 10.1 to the Company's current report on Form 8-K filed on October 17, 2017.

Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and nine month periods ended September 30, 2017 and 2016. For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our transition report on Form 10-K for the nine-month transition period ended December 31, 2016.

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

Overview of Products & Services

We design, assemble, install, service, and sell oilfield-management technologies. Our flagship products are burner-management systems that monitor and manage burners found throughout the industry. We believe our products provide major benefits to our customers including improved efficiency, increased safety, and enhanced compliance with evolving industry regulation. We also sell related products such as flare ignition systems, fuel-train components, secondary airplates, valve actuators, solar packages, and chemical-management systems. Our products and services aid oil and natural gas producers in the safe and efficient production and transportation of oil and natural gas.

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

Oil and gas producers can use our burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  We believe, despite the recent industry down-turn, there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, partly for potential regulatory-satisfaction purposes. We continue to assess compliance-interest in the industry, especially given the budgetary constraints we have observed over the last two years. We believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations in Canada and throughout the United States.

We initially developed our first burner-management system in 2005. Since 2005, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with Canadian Standards Association (CSA) and Underwriters Laboratories (UL) ratings.

Our burner-management systems have become widely used in Western Canada, and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake, ConocoPhillips, Devon, Encana, Exxon-Mobil, Petro-Canada, Shell and others.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Ukraine, India, Nigeria, the Middle East, Australia, and Brazil. While we have an interest in expanding our long-term international distribution capabilities, our current principal focus is on the North American oil and gas market.

Product Extension: PF3100

In September 2015, the Company unveiled its next generation burner-management system which is designed to operate, monitor, and control more complex, multi-faceted oilfield applications. The PF3100, is an advanced management system designed to work with other Profire-engineered modules, specific to different applications, thus allowing the system to expertly manage a wide variety of applications.

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

The Company frequently assesses market needs by participating in industry conferences and soliciting feedback from existing and potential customers, and looks for opportunities to provide quality solutions to the oil and gas producing companies it serves. Upon identifying a potential market need, the Company begins researching the market and developing products that might have feasibility for future sale.

Additional Complementary Products

In addition to our burner-management systems, we also sell complementary oilfield products to help facilitate improved oilfield safety and efficiency. Such products help manage fuel flow (e.g., valves and fuel-trains), meter air flow (e.g., airplates), generate power on-site (e.g., solar packages), ignite and direct flame (e.g., flare stack igniter and nozzles), and other necessary functions. We have invested heavily to develop innovative complementary products which we anticipate will help bolster continued long-term growth. Some of these products are resold from third parties (e.g., solar packages), while some are proprietary (e.g., flare stack igniter) or patent-pending (e.g., inline pilot and valve technologies).

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the current quarter to prior quarters:

	For the three months ended
	September 30, 2017	June 30, 2017	March 31,2017	December 31, 2016	September 30, 2016
Total Revenues	$10,050,192	$9,464,951	$7,824,495	$7,022,330	$4,990,813
Gross Profit Percentage	50.4%	52.6%	55.8%	50.7%	52.6%
Operating Expenses	$3,216,388	$3,145,669	$3,296,131	$2,890,716	$2,752,028
Net Income (Loss)	$1,217,918	$1,312,647	$600,071	$608,896	$74,452
Operating Cash Flow	$1,579,809	$800,580	$1,964,946	$538,358	$1,108,674

As oil prices have increased over the past twelve-months, we have seen increased capital budgets from our customers and an increased willingness to invest in new equipment. Revenues have steadily increased each quarter for the past year primarily due to increased sales volumes. If oil prices remain at or above current levels and our customers' capital budgets increase, we expect that sales volumes will continue to increase at a moderate pace. From the quarter ended September 30, 2016 to the quarter ended September 30, 2017, revenues increased 101% with only a 17% increase in operating expenses, which enabled us to significantly increase net income 1536% between the two periods.

Our gross profit percentage fluctuates each quarter due to changes in product mix. Over the past year it has stayed fairly consistent and we expect it to remain so, with normal product mix fluctuations, in future periods. We believe that our gross profit percentage could improve as the PF3100 becomes a larger contributor to revenue in future periods.

For over a year we have been focusing on optimizing and right-sizing our operations to be able to facilitate growth without increasing costs more than necessary. Our operating expenses for the quarter ended September 30, 2016 have increased $464,360 compared to the same quarter in the prior year, primarily due to additional staffing and labor costs required to support the revenue growth we have experienced.

Due to the reasons discussed above, net income increased 1536% compared to the same quarter last year. We have also increased operating cash flows 42% in that same time frame. We believe we are positioned well for continued growth in future periods.

Comparison of the nine months ended September 30, 2017 and 2016

The table below presents certain financial data comparing the nine months ended September 30, 2017 to the same period ended September 30, 2016:

	For the nine months ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Total Revenues	$27,339,677	$13,508,509	$13,831,168	102%
Gross Profit Percentage	53%	51%	N/A	2%
Operating Expenses	$9,658,188	$8,513,716	$1,144,472	13%
Net Income (Loss)	$3,130,676	$(1,295,460)	$4,426,136	342%
Operating Cash Flow	$4,345,335	$3,398,211	$947,124	28%

We have made changes to right-size our operations to enable us to increase revenues while keeping costs low and we are seeing the results of those changes. Revenues during the nine month period ended September 30, 2017 compared to the same nine month period last year have increased 102% while operating expenses have only increased 13%. As a result of our right-sizing efforts, those changes have flowed through to our bottom line, resulting in a 342% increase in net income. Our gross profit percentage has remained fairly consistent, with a slight change due to product mix.

During the past nine months, we were able to finance our treasury stock repurchases of $3,120,716 entirely from our cash flow from operations. We continue to believe that repurchasing our stock is an appropriate use of our excess cash at this time.

Liquidity and Capital Resources

Working capital at September 30, 2017 was $26,213,811 compared to $26,875,874 at December 31, 2016. This change was due to an increase in revenues and related collections offset by increased accruals for income taxes and payroll-related costs and the repurchase of $3,120,716 worth of common stock (including 1,300,000 shares of common stock from our CEO for an aggregate purchase price of $1,703,000). We currently do not have any material commitments for capital expenditures, although we are committed to maintaining the assets we have already acquired. We believe our available cash resources are sufficient to cover expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, this section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses identified as part of our 2016 year-end review of internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by Management during our internal assessment, see our transition report on Form 10-K for the nine-month transition period ended December 31, 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on June 26, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-196462).  The registration statement related to 6,000,000 shares of our common stock; 4,500,000 shares of our common stock were sold by the Company and 1,500,000 shares of our common stock were sold by certain selling stockholders.  On July 2, 2014, we sold 4,500,000 shares of our common stock at the price of $4.00 per share, for an aggregate sale price of $18,000,000.

Although we have used a portion of the proceeds from the offering to fund our operations, acquire the CMS technology, and stock repurchases, our existing cash balances continue to reflect some unused proceeds from the offering. We expect to use the remaining proceeds from the offering for expansion of our sales and service team to match the demand for our product, in research and development efforts to create new products, and for other working capital purposes. We may also use a portion of the remaining proceeds to fund possible investments in, or acquisitions of, complementary businesses, solutions or technologies. In addition, the amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and other factors.  Accordingly, our Management will have discretion and flexibility in applying the remaining proceeds of the offering. Pending any uses, as described above, we intend to invest the net proceeds in high quality, investment grade, short-term fixed income instruments which include corporate, financial institution, federal agency or U.S. government obligations.

On May 26, 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. On May 25, 2017, when the original repurchase program expired, the Board of Directors approved another repurchase program authorizing the Company to repurchase up to $2,000,000 worth of common stock through May 31, 2018. As of September 30,

2017, the Company had repurchased a total of 1,520,570 shares of common stock pursuant to the repurchase programs for an aggregate purchase price of $2,000,521.

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

The table below sets forth additional information regarding our share repurchases during the three months ended September 30, 2017:

Period	(a) Total Number of Shares Purchased(1)	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July, 2017	89,073	$1.38	89,073	$1,756,565
August, 2017	61,132	$1.32	61,132	$1,672,604
September, 2017	48,241	$1.31	48,241	$1,590,051
Total	198,446		198,446
(1) All shares were repurchased in open market transactions pursuant to the $2 million repurchase program authorized by our Board of Directors, which commenced on May 26, 2017 and expires on May 31, 2018.
Item 3. Defaults Upon Senior Securities

We do not have any debt nor any current plans to obtain debt financing.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1+
Amended and Restated Employment Agreement, dated August 3, 2017, by and between Profire Energy, Inc. and Ryan W. Oviatt (incorporated by reference to Exhibit 10.1 to Company's Current     Report on Form 8-K filed on August 9, 2017).

Exhibit 10.2+
Amended and Restated Employment Agreement, dated August 3, 2017, by and between Profire Energy, Inc. and Brenton W. Hatch (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on August 9, 2017).

Exhibit 10.3+
Restricted Stock Unit Award Agreement dated October 12, 2017, between Profire Energy, Inc. and Ryan Oviatt (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on October 17, 2017).

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

PROFIRE ENERGY, INC.

Date:	November 8, 2017	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 8, 2017	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer