Form 10-K
period 2017-12-31
PROFIRE ENERGY INC
filed 2018-03-07
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __December 31, 2017___
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See the definitions of " large accelerated filer," " accelerated filer" and " smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold as of the last business day of the our most recently completed second fiscal quarter was approximately $31,908,809.

As of March 6, 2018, the registrant had 54,155,321 shares of common stock, par value $0.001, issued and 48,830,579 shares outstanding.

Documents Incorporated by Reference:  Portions of the Profire Energy, Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PROFIRE ENERGY, INC.
FORM 10-K

Explanatory Note

Unless otherwise indicated by the context, any reference herein to the "Company", "Profire", "we", our" or "us" means Profire Energy, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors. Unless otherwise indicated by the context, all dollar amounts stated in this report on Form 10-K are in U.S. dollars.

On December 22, 2016, our board of directors approved a resolution to change our fiscal year from the period beginning April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31 of each year. Accordingly, on March 9, 2017 we filed a transition report on Form 10-K to include audited consolidated financial information for the nine-month transition period from April 1, 2016 through December 31, 2016. Any references to the "transition period" throughout this report refer to that nine-month period. The current fiscal year refers to the period beginning on January 1, 2017 and ending on December 31, 2017.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on Managements' beliefs and assumptions and on information currently available to Management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as " may ", " should ", " expect ", " project ", " plan ", " anticipate ", " believe ", " estimate ", " intend ", " budget ", " forecast ", " predict ", " potential ", " continue ", " should ", " could ", " will " or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity; conflicts of interest between our significant investors and our other stakeholders; volatility of our operating results and share price and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A. Risk Factors, included elsewhere in this report.

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

PART I

Item 1. Business

Overview

Profire is an oilfield technology company, providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the creation of burner-management systems used on a variety of oilfield forced-air and natural-draft fire tube vessels. We sell our products and services primarily throughout North America. Our experienced team of industry service professionals also provides supporting services for our products. We were originally incorporated in the State of Nevada on May 5, 2003. Since October 2008, we have been primarily engaged in the business of developing burner-management technologies for the oil and gas industry.

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

We initially developed our first burner-management system in 2005. Since 2005, we have released several iterations of our initial burner-management system to increase features and capabilities, while maintaining compliance with Canadian Standards Association (CSA) and Underwriters Laboratories (UL) ratings.

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

Throughout the industry, Programmable Logic Controllers (PLCs) are used to operate and manage custom-built oilfield applications. Though capable, PLCs can be expensive, tedious, and difficult to use. Our unique solution, the PF3100, helps manage and synchronize custom applications, allowing oilfield producers to meet more deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  The Company is selling the PF3100 for use in the oil and gas industry's natural-draft and forced-air markets.

The Company frequently assesses market needs by participating in industry conferences, soliciting feedback from existing and potential customers, and looking for opportunities to provide quality solutions to the oil and gas producing companies it serves. Upon identifying a potential market need, the Company begins researching the market and developing products that might be feasible for future sale.

Additional Complementary Products

In addition to our burner-management systems, we also sell complementary oilfield products to help facilitate improved oilfield safety and efficiency. Such products help manage fuel flow (e.g., valves and fuel-trains), meter air flow (e.g., airplates), generate power on-site (e.g., solar packages), ignite and direct flame (e.g., flare stack igniter and nozzles), and other necessary functions. We continue to develop innovative complementary products, which we anticipate will help bolster continued long-term growth. Some of the complementary products we sell are purchased from third parties (e.g., solar packages), while some are proprietary (e.g., flare stack igniter) or patent-pending (e.g. inline pilot and valve technologies).

Chemical-Management Systems

Chemical injection is used for a wide variety of purposes in the oil and gas industry including down-hole inhibition of wax, hydrates, and corrosion agents, to allow product to flow more efficiently to the wellhead. Once at the wellhead, chemical injection can also be used to further process the oil or gas before it is sent into a pipeline, and with other applications.

Currently, a variety of pumps are available in the market that can be used to meter the chemicals injected, but most are often inaccurate in injecting the proper amount of chemical as they may not account for all of the variables that affect how much chemical should be injected (e.g., pressure, hydrogen sulfide concentration, etc.), nor the optimal efficiency rates of varying pump systems.

Inaccurate injection levels are problematic because the chemicals injected are expensive, and over-injection causes unnecessary expense for producers. Under-injection can also be problematic because it often results in the creation of poor product (i.e., with wax, hydrate, or corrosion agents), and causes problems with pipeline audits.

Our chemical-management systems monitor and manage the chemical-injection process to ensure that optimal levels of chemicals are injected. This improves pump efficiency and production quality of the well. Our chemical-management systems also reduce the risk of exposure to chemicals, which results in increased worker safety and greater compliance with pipeline regulations. Like our burner-management systems, our chemical-management systems can be monitored and managed remotely via SCADA or other remote-communication systems. We hold a U.S. patent related to our chemical management system and its process for supplying a chemical agent to a process fluid.

Principal Markets and Distribution Methods

Our principal markets include Canada and the United States, specifically the Marcellus, Permian, Bakken, STACK, SCOOP, and Eagle Ford areas. In our experience, the oil and gas industry does not typically centralize purchasing decisions of relatively inexpensive products and services like those we provide. Therefore, we place a strong emphasis on developing relationships with customers at the field-level. Because of this relationship-based purchasing structure, most of our sales are made directly to producers rather than through distributors.

We have also had success in working with Original Equipment Manufacturers (OEMs) who manufacture the production and processing equipment on which our products are utilized. These products can be used in new wells or as replacements for former old or defective products. In addition, we have had success in working with strategic partners that deliver instrumentation and electrical (I&E) services in the industry. When drilling activity is high, these OEMs and I&Es provide us with a relatively easy-to-scale sales channel.

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

Competition

We believe most of our competitors have limited sales and service departments to promote and support their products. Most of our competitors are regionally focused, with operations that are limited to areas close to their headquarters. There are several companies marketing burner-management products similar to ours. Our direct competitors include Combustex, SureFire, Platinum, and ACL.

While price is a significant method of competition within our industry, we believe the most important competitive factors are performance, quality, reliability, durability, and installation/service expertise. To that end, we have primarily sought to first create high-quality and innovative products, then to constrain costs without compromising those primary characteristics. Relative to our competition, we believe our product-offering tends to be about average in price, but with above-average capability, reliability, and product-support.

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

Sources and Availability of Raw Materials

We operate under release date purchase orders with the majority of our suppliers. This allows for our procurement team to work closely with our suppliers to navigate the market fluctuations and the changing needs of our customers. In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components needed for our systems. However, as the industry activity increases, there could be greater upward pressure on the price of system components.

Some of the components that we resell, such as some of our valve products, are available from a limited number of suppliers. If our access to such products became constricted, we could experience a material adverse impact on our results of operations or financial condition. We continue to develop proprietary products that could reduce some of our dependency on these limited componentry items. As we anticipate continued development of proprietary products, we expect to review vendor relationships to help ensure we are working with suppliers that best meet our needs and the needs of our customers. Because many of the component parts we use are relatively low-priced and readily available, we do not anticipate that a sudden or dramatic increase in the price (or decrease in supply) of any particular part would have a material adverse effect on our results of operations or financial condition, even if we were unable to increase our sales prices proportionate to any particular price increase.

We contract with a third-party fabricator, Logican Technologies, to manufacture our burner-management and chemical-management systems, along with other proprietary products. We believe this has provided us with improved manufacturing efficiencies. Additionally, the use of a third-party fabricator enables us to concentrate our capital on liquidity maintenance, research and development projects, and other strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturer is able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system. Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing, and ensure the programming for each system is ready for the anticipated environment of the customer. Shipments to us from our manufacturer are usually limited to approximately 300 systems, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire manufacturing process is typically completed within 90 to 120 days of the manufacturer receiving our purchase order.

Our manufacturer is located in Alberta, Canada. While we have a contract in place with this manufacturer, should we lose its services, we believe we keep enough inventory on hand to meet our customers' needs in the event of short-term supply chain disruptions. We also believe we have adequate alternative manufacturing sources available, and that while such a loss might result in a temporary short-term disruption, we do not anticipate it would result in a materially adverse impact in our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time. We periodically seek alternative manufacturing options to ensure our current fabricator is competitive in price, manufacturing quality and fulfillment speed, and to ensure we have the ability to scale our production levels based on customer demand and market conditions.

Dependence upon Major Customers

During the fiscal year ended December 31, 2017 no single customer accounted for more than 10% of our total revenues. During the nine-month transition period ended December 31, 2016, the following customer accounted for more than 10% of our total revenues. The loss of a major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows:

Customer	Year Ended December 31, 2017	Nine-Month Transition Period
Chesapeake Energy	4%	11%

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

Effects of Existing or Probable Governmental Regulation on our Business

We believe that our products can improve regulatory compliance for our customers. Regulations concerning emissions, safe burner ignition methods, data logging, or other regulatory dimensions that could be related to our products, may impact our customers and markets. Examples of such regulations include:

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

•
R307-503-4(1) (b) & (c), which was passed during fiscal year 2014 by the Utah Department of Air Quality, mandated that all new open and enclosed flare have an auto-igniter. The rule required the two largest oil- and gas-producing counties in the state to retrofit all existing enclosed flare with auto-igniters by December 1, 2015, and all other counties to comply by April 1, 2017.

•
Order 25417, which was passed by North Dakota's Industrial Council, is rule that became effective April 1, 2015, requires producers to condition crude oil before transportation and prove oil temperature is above 110 degrees Fahrenheit, to burn off toxic gases from the oil.

Our burner-management system's design enables our products to help companies become compliant with the aforementioned and other regulations. While these industry requirements are relatively new, we intend to continue following their implementation and enforcement. We have assigned sales and service professionals to these specific geographic areas to ensure we have a strong presence in the States and Provinces with specific regulations.

In light of this regulatory environment, we are focused on providing products and services that exceed existing regulatory and industry safety standards; therefore, we believe demand for our products may increase as regulators continue to tighten safety and efficiency standards in the industry. In addition to satisfying regulatory and safety requirements, we believe oil and gas companies continue to recognize the operational efficiencies that can be realized through the use of our burner-management systems and related products. However, significant changes in the regulatory environment could materially impact our results of operations and financial condition. For example, a significant portion of our historical Canadian sales has been aided by such regulation, resulting in a higher estimated penetration rate for our products there, and we anticipate such regulatory pressures to continue. Consequently, if the regulatory environment were to become significantly less stringent, we may experience a decline in the demand for our products, which could materially and adversely impact our results of operations and financial condition. As of the date of this report, we are not aware of any pending or anticipated major regulatory changes.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the fiscal year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, we spent $1,221,211 and $757,880, respectively, on research and development programs.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently existing in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.

During the fiscal year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, respectively, we did not incur material direct costs to comply with applicable environmental laws. There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Employees

As of December 31, 2017, we had a total of 98 employees, 86 of whom were full-time employees.

Executive Officers of the Registrant

Name	Age	Positions Held
Brenton W. Hatch	67	Chief Executive Officer (2008 to present)

Ryan Oviatt	44	Chief Financial Officer (2015 to present)

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

Our principal customers are oil and natural gas exploration and production companies and the OEM's that supply the exploration and production companies with burner related equipment.  Thus, the results of our operations and financial condition depend on the level of capital spending by our customers.  The energy industry's level of capital spending is tied to the prevailing commodity prices of natural gas and crude oil.  Low commodity prices have the potential to reduce the amount of crude oil and natural gas that our customers can economically produce, and volatility in commodity prices may make our customers reluctant to invest in oilfields where our products would be used.  Although our products can enhance the operational efficiency of producing wells, a prolonged or substantial downturn in market price could lead to reductions or delays in the capital spending of our clients and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

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
The volatility of the oil and gas industry and the consequent impact on the transportation, refinement and production of oil and natural gas could cause a decline in the demand for our products and services, which could have a material adverse effect on our business.  Major declines in oil and natural gas prices since July 2014 (when prices were at approximately $100 per barrel) have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of these declines in oil and natural gas prices over the last couple years, most exploration and production companies have reduced drilling programs from the historic levels seen in 2014.

Our assets and operations, as well as the assets and operations of our customers, could be adversely affected by weather and other natural phenomena.

Our assets and operations could be adversely affected by natural phenomena, such as tornados, earthquakes, wildfire, floods, and landslides.  A significant disruption in our operations or the operations of our customers due to weather or other natural phenomena could adversely affect our business and financial condition.

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

The Canadian Dollar (CAD) lost substantial value compared to the United States Dollar (USD) during the nine-month transition period ended December 31, 2016 and negatively impacted our financial results; however, rates rebounded during the year ended December 31, 2017, which positively impacted our financial results. If the volatility in the CAD/USD exchange rate causes another devaluation, it could have a material adverse impact on our business and financial condition.

The competitive nature of the oilfield services industry could lead to an increase of direct competitors.

As our segment within the oil and gas exploration and production industry grows and matures we expect additional companies will seek to enter this market.  New entrants to our industry may be more highly capitalized, better recognized or better situated to take advantage of market opportunities. Any failure by us to adequately compete against current and future competitors could have a material adverse effect on our business, financial condition and results of operations.

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

The risks associated with our past or future acquisitions also include the following:

•	the business culture of the acquired business may not match well with our culture;

•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;

•	we may experience problems in retaining customers and integrating customer bases;

•	we may experience complexities associated with managing the combined businesses; and

•	consolidating multiple physical locations.

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

Our operations are subject to hazards inherent in our technology's use in oilfield service operations, oilfield development and oil production activities, including fire, explosions, blowouts, spills and damage or loss from natural disasters, each of which could result in substantial damage to the oil-producing formations and oil wells, production facilities, other property, equipment and the environment or in personal injury or loss of life. These hazards could also result in the suspension of purchasing, or in claims by employees, customers or third parties which could have a material adverse effect on our financial condition.

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

If the laws and regulations governing oil and natural gas exploration and production were to become less stringent, we could experience a decline in the demand for our products, which we would expect would materially and adversely impact our results of operations and financial condition. These regulations are subject to change and new regulations may curtail or eliminate customer activities in certain areas where we currently operate.  We cannot determine the extent to which new legislation may impact customer activity levels, and ultimately, the demand for our products and services.

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

•
foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction that may harm our ability to compete; and

•	compliance with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act.

Our business has potential liability for litigation, personal injury and property damage claims assessments.

Most of our products are used in hazardous production applications and involve exposure to inherent risks, including explosions and fires, where an accident or a failure of a product could result in liability for personal injury, loss of life, property damage, pollution or other environmental hazards or loss of production.  Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used.  This litigation could result in large claims for damages, including consequential damages, and could impair the market's acceptance of our products.  The frequency and severity of such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators.  These occurrences could result in substantial costs and diversion of our management's attention and resources, which could have an adverse effect on our business.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management's attention.

The oil industry experiences significant product liability claims. As an installer and servicer of oilfield combustion management technologies and related products, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, could malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our technology, products or services caused or contributed to the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the awarding of damages.  In addition, we may be required to participate in recalls involving our products if any of our products prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices, or in an effort to maintain good customer relationships.  We cannot be certain that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

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

We provide warranties as to the proper operation and conformance to specifications of the products we sell. Failure of our products to operate properly, or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be adversely affected.

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

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection with respect to our proprietary technology and products.   In recent years, patent rights have been the subject of significant litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the same, especially in jurisdictions which we hope to secure protection, may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications, in the U.S. and other jurisdictions, such discoveries are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we or were the first to file for patent protection of such inventions.

Even if the patent applications we rely on are issued as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop, or prevent us from stopping, others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.  As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, or otherwise provide us with a competitive advantage.

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

Filing, prosecuting and defending our patents throughout the world would be prohibitively expensive to us. Competitors may use our technologies, in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the U.S.  These products may compete with our products in jurisdictions where we do not have any issued patents, and our intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries may not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.

Some of our proprietary intellectual property is not protected by any patent, copyright or patent or copyright applications, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization.  We rely upon confidential proprietary information, including trade secrets, unpatented know-how, technology, software, and other proprietary information, to develop and maintain our competitive position. Any disclosure to, or misappropriation by, third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in the market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us.

These agreements are designed to protect our proprietary information; however, we cannot be certain that our trade secrets and other confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets, or that technology relevant to our business will not be independently developed by a person that is not a party to such agreements. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect trade secrets and confidential information to the same extent as the laws of the U.S. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have a material adverse effect on our business.

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

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities.  Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. As a result of their substantially greater financial resources, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Additionally, the time and expense invested in product development may not result in commercial products or provide revenues. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to stringent regulatory standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.  Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled employees.  Our ability to scale our operations is in part, and at times, impacted by our ability to increase our labor force.  The demand for skilled oilfield employees is high and the supply is limited.  As a result of the volatility of the oil field services industry, our ability to offer competitive wages and retain skilled employees may be diminished.

If we are unable to expand in existing or into new markets, our ability to grow our business as profitably as planned could be materially and adversely affected.

While it remains our primary focus there can be no assurance that we will be able to expand our market share in our existing markets or successfully enter new or contiguous markets especially in light of industry volatility.  Nor can there be any assurance that such expansion will not adversely affect our profitability and results of operations.  If we are unable to enter into new markets, our business could be materially and adversely affected.

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
There can be no assurance that we will be able to achieve our planned expansion, that our products will gain access to new markets or be accepted in new marketplaces, that we will achieve greater market penetration in existing markets or that we will achieve planned operating results, or results comparable to those we experience in existing markets, in the new markets we enter.

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

We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber-attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards.

While we believe that our security technology and processes provide adequate measures of protection against security breaches and reduce cybersecurity risks, disruptions in, or failures of, information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees, and those with whom we do business.

Risks Relating to our Stock

Our stock options and other equity-based awards to employees may not have their intended effect.

A portion of our total compensation program for key personnel has historically included awards of options to buy our common stock or other equity-based awards. If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract key personnel. In addition, if we are unable to continue to provide attractive equity compensation awards or other compensation incentives for any reason, we may be unable to retain and motivate existing personnel and recruit new personnel.

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

Our insiders have significant influence over matters requiring shareholder approval.

Our insiders own over 50% of our common stock as of December 31, 2017. As a result, our insiders have sufficient voting power to control the outcome of many matters requiring shareholder approval. These matters may include:

•	the composition of our Board, which has the authority to direct our business, appoint and remove our officers, and declare dividends;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our articles of incorporation and bylaws.
This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give our other stockholders the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price. The interests of our insiders may differ from the interests of our other stockholders.

Furthermore, this concentration of ownership may delay, prevent or deter a change in control, or deprive investors of a possible premium for owned common stock as part of a sale of our company.

We may not be able to maintain compliance with The NASDAQ Capital Market's continued listing requirements.

Our common stock is listed on The NASDAQ Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The NASDAQ Capital Market. If we fail to maintain compliance with all applicable continued listing requirements for The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing, to repay any future debt we could incur and fund our operations.

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
Item 2. Properties

The following table lists the location and description of each of our facilities, the current lease expiration date (when applicable), and the facility's principal use, and approximate square footage:

Location	Lease Expiration	Use	Square Footage
Lindon, Utah	Owned	Corporate HQ & Warehouse Assembly	50,500
Spruce Grove, Alberta	Owned	Office & Warehouse Assembly	16,000
Greeley, Colorado	Owned	Office & Warehouse Storage	2,750
Houston, Texas	August 31, 2018	Office & Warehouse Assembly	3,250
Shelocta, Pennsylvania	January 31, 2018	Office & Warehouse Storage	2,100

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of December 31, 2017, Management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject that we believe could have a material impact on our operations or financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Registrant's Common Equity and Holders

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "PFIE." As of March 6, 2018, there were approximately 91 shareholders of record for our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks, or other fiduciaries. We have never declared dividends and we have no intention of doing so in the foreseeable future.

The table below displays the high and low closing prices of our common stock as quoted by the NASDAQ Capital Market during each quarter presented:

Quarter Ended	High	Low
June 30, 2016	$1.11	$0.86
September 30, 2016	$1.32	$1.11
December 31, 2016	$1.43	$1.08
March 31, 2017	$1.62	$1.18
June 30, 2017	$1.48	$1.16
September 30, 2017	$1.99	$1.20
December 31, 2017	$2.09	$1.75

Dividends

The Company has not declared or paid any dividends in the past two years and does not intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below displays information relating to equity compensation:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,152,402	$1.49	3,014,249
Equity compensation plans not approved by security holders	—	—	—
Total	2,152,402	$1.49	3,014,249

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

Although we have used a portion of the proceeds from the offering to fund our operations, to acquire new technologies and physical assets, and to repurchase shares, a portion of our existing cash balance continues to reflect unused proceeds from the offering. We expect to use the remaining proceeds from the offering for expansion of our sales and service teams to match regional demand for our products and for other working capital purposes. We may also use a portion of the remaining proceeds to fund possible investments in, or acquisitions of, complementary businesses, solutions or additional technologies. The amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and other factors.  Accordingly, our management will have discretion and flexibility in applying the remaining proceeds of the offering. Pending any uses, as described above, we intend to invest the net proceeds in high quality, investment grade, short-term fixed income instruments which include corporate, financial institution, federal agency or U.S. government obligations.

Issuer Purchases of Equity Securities

On May 26, 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. In order to avoid the appearance of market manipulations, the Company set up a 10b5-1 plan to facilitate many of the repurchases and began repurchasing stock in July of 2016. On May 25, 2017, when the original repurchase program expired, the Board of Directors approved another repurchase program authorizing the Company to repurchase up to another $2,000,000 worth of common stock through May 31, 2018. As of December 31, 2017, the Company had repurchased 1,624,742 shares pursuant to both of the repurchase programs approved by the Board for an aggregate purchase price of $2,187,349.

The table below sets forth additional information regarding our share repurchases during the three months ended December 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October	51,670	$1.80	51,670	$1,497,293
November	960	$1.80	960	$1,495,565
December	51,542	$1.79	51,542	$1,403,223
Total	104,172		104,172

Item 6. Selected Financial Data

As a smaller reporting company, this section is not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 22, 2016, our board of directors approved a resolution to change our fiscal year from the period beginning April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31 of each year. Accordingly, on March 9, 2017 we filed a transition report on Form 10-K to include audited consolidated financial information for the nine-month transition period from April 1, 2016 through December 31, 2016. In view of this change, this discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the year ended December 31, 2017 and the unaudited comparable year ended December 31, 2016.  For a complete understanding, this Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this annual report on Form 10-K.

Results of Operations

Revenues, Cost of Goods Sold, and Gross Profit

The table below presents information regarding revenues, cost of goods sold, and gross profit.

	For the Year Ended December 31, 2017	% of Revenue	(Unaudited) For the Year Ended December 31, 2016	% of Revenue	$ Change	% Change
Total Revenues	38,286,376	100%	20,530,840	100%	$17,755,536	86%
Total Cost of Goods Sold	18,022,469	47%	10,130,441	49%	$7,892,028	78%
Gross Profit	20,263,907	53%	10,400,399	51%	$9,863,508	95%

Total revenues increased 86% due to the hard work of our sales and service teams to capitalize on the rebound of oil prices and increased capital spending from our customers. We are continuing to focus our resources in geographic areas that we believe have the greatest potential for improved revenues and return on investment.

Total cost of goods sold increased as expected due to the increase in revenues. As a percentage of revenue, cost of goods sold decreased by 2%, which is largely attributable to product mix and improved inventory management. We continue to work with our suppliers to control our inventory costs, which has the largest impact on margin. As a result of the aforementioned changes, total gross profit increased by $9,863,508 or 2% as a percentage of revenues between the periods.

Operating Expenses

The table below presents information on operating expenses:

	For the Year Ended December 31, 2017	% of Revenue	(Unaudited) For the Year Ended December 31, 2016	% of Revenue	$ Change	% Change
General and administrative expenses	11,676,693	30%	10,071,009	49%	$1,605,684	16%
Research and development	1,221,211	3%	708,385	3%	$512,826	72%
Depreciation and amortization expense (inclusive of amounts in COGS)	890,018	2%	983,936	5%	$(93,918)	(10)%

General and administrative expenses increased by $1,605,684 or 16% between the periods, as compared with the 86% increase in revenues. The majority of the increase in general and administrative expenses was due to an expanding labor force required to meet the demand from our customers.

Research and development expenses increased between the periods, but remained the same as a percentage of revenue. We are continuing to prioritize research and development projects to ensure that we remain a leader in technology and automation in the oil and gas industry.

Depreciation and amortization expense decreased in 2017 compared to 2016 due to some assets becoming fully depreciated during the year. We did invest in several new fixed assets during the year, but most of those purchases occurred near the end of the year, so only a small amount of depreciation expense was recorded for those assets during the year. Refer to Note 2 of the financial statements for further details on property and equipment and depreciation expense.

Liquidity and Capital Resources

Management is committed to maintaining strong liquidity in an effort to be conservative and be able to respond quickly to any unforeseen changes in the industry. The Company currently has no long-term debt, and does not have any immediate plans that would require long-term financing. While Management believes sources of financing are available if needed, we cannot be certain that financing would be available to us on favorable terms, or at all. We currently do not expect any material changes to our capital resource mix during the next year. In addition, we do not have any material commitments for capital expenditures.

The table below presents information on cash and investments:

	December 31, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	11,445,799	7,679,621	$3,766,178	49%
Short term investments	300,817	2,965,536	$(2,664,719)	(90)%
Short term investments - other	4,009,810	2,993,825	$1,015,985	34%
Long Term Investments	8,517,182	5,504,997	$3,012,185	55%
Long term investments - other	—	892,590	$(892,590)	(100)%
Total	24,273,608	20,036,569	4,237,039	21%

During the nine-month transition period ended December 31, 2016, we changed our cash management policy, which enabled us to better utilize our excess cash by investing in certificates of deposit, bonds, and mutual funds. The Company has implemented a conservative investment program that Management believes should provide a better return than a savings account while keeping the principal as safe as reasonably possible. In addition, although we do not anticipate liquidating our investments in the short term, all of the investments either mature within one year or can be sold quickly in response to liquidity needs, if necessary. During the year ended December 31, 2017, we continued to utilize our excess cash by increasing our conservative investments.

The table below presents information regarding cash flows:

	For the Year Ended December 31, 2017	(Unaudited) For the Year Ended December 31, 2016	$ Change	% Change
Net Cash Provided by Operating Activities	$7,712,811	$3,937,035	$3,775,776	96%
Net Cash Used in Investing Activities	$(805,508)	$(10,645,025)	$9,839,517	92%
Net Cash Used in Financing Activities	$(3,239,007)	$(3,597,904)	$358,897	10%
Effect of exchange rate on cash	$97,882	$340,429	$(242,547)	(71)%
Net Increase (Decrease) in Cash	$3,766,178	$(9,965,465)	$13,731,643	138%

Despite the economic difficulties that have faced our industry, we have continued to maintain positive cash flows from operations. The overall increase in operating cash flows during 2017 was primarily due to increased revenues. Net cash used in investing activities increased primarily as a result of the change in our cash management policy and large purchase of investments in 2016 discussed above. During the year ended December 31, 2017 we purchased $334,910 in investments and $611,060 in fixed assets. These purchases were partially offset by proceeds from sales of fixed assets of $140,462. The increase in cash used in financing activities was due to an increase in employee options being exercised and repurchasing fewer shares of our own stock. As discussed in Note 3 to the financial statements, during the year the Company repurchased 2,448,425 shares of our common stock for a total price of $3,307,544. The net increase in cash was caused primarily by the aforementioned activities.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Contingencies

During 2017, we became aware of a mechanical issue affecting one of the actuators we manufacture and sell. The actuator is an ancillary product sold separately from our burner-management systems (BMS) and chemical-management systems (CMS). We do not believe the mechanical issue presents any significant safety concerns for customers. During Q4 we identified a solution that resolved the mechanical issue at a minimal cost; however, subsequent to year-end it was determined that the solution was not effective for some customers in very cold climates. Therefore a new solution is necessary to fully address the issue with these actuators. To date, we have had to replace less than 2% of the affected actuators sold and the costs were immaterial. Depending on the number of replacements required, we estimate that the total replacement costs could be in the range of $150,000 to $675,000. We expect that all costs associated with the repair or replacement of the affected actuators will be incurred during 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, this section is not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Profire Energy, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the year and nine-month transition period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our Audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2011.

Salt Lake City, UT

March 7, 2018

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of
ASSETS	December 31, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$11,445,799	$7,679,621
Accounts receivable, net	8,069,255	5,633,802
Inventories, net	6,446,083	7,839,503
Income tax receivable	—	180,981
Short term investments	300,817	2,965,536
Investments - other	4,009,810	2,993,825
Prepaid expenses & other current assets	437,304	410,558
Total Current Assets	30,709,068	27,703,826

LONG-TERM ASSETS
Long term investments - other	—	892,590
Long term investments	8,517,182	5,504,997
Property and equipment, net	7,197,499	7,458,723
Deferred tax asset, net	72,817	60,940
Goodwill	997,701	997,701
Intangible assets, net	494,792	490,082
Total Long-Term Assets	17,279,991	15,405,033

TOTAL ASSETS	$47,989,059	$43,108,859

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,780,977	1,220,478
Income taxes payable	919,728	61,543
Accrued vacation	196,646	154,307
Accrued liabilities	1,044,284	284,214
Total Current Liabilities	3,941,635	1,720,542

TOTAL LIABILITIES	3,941,635	1,720,542

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 53,931,167 issued and 48,606,425 outstanding at December 31, 2017 and 53,582,250 issued and 50,705,933 outstanding at December 31, 2016	53,931	53,582
Treasury stock, at cost	(6,890,349)	(3,582,805)
Additional paid-in capital	27,535,469	26,628,983
Accumulated other comprehensive loss	(2,200,462)	(2,810,743)
Retained earnings	25,548,835	21,099,300
Total Stockholders' Equity	44,047,424	41,388,317

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,989,059	$43,108,859
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
	For the Year Ended December 31, 2017	For the Nine-Month Transition Period Ended December 31, 2016
REVENUES
Sales of goods, net	$35,502,510	$14,336,618
Sales of services, net	2,783,866	1,650,568
Total Revenues	38,286,376	15,987,186

COST OF SALES
Cost of goods sold-product	16,116,161	6,732,822
Cost of goods sold-services	1,906,308	1,154,326
Total Cost of Goods Sold	18,022,469	7,887,148

GROSS PROFIT	20,263,907	8,100,038

OPERATING EXPENSES
General and administrative expenses	11,676,693	7,198,081
Research and development	1,221,211	757,880
Depreciation and amortization expense	526,583	482,311

Total Operating Expenses	13,424,487	8,438,272

INCOME (LOSS) FROM OPERATIONS	6,839,420	(338,234)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	62,492	(2,680)
Other income	40,992	102,206
Interest income	180,325	90,028

Total Other Income	283,809	189,554

NET INCOME (LOSS) BEFORE INCOME TAXES	7,123,229	(148,680)

INCOME TAX EXPENSE (BENEFIT)	2,673,694	(226,733)

NET INCOME	$4,449,535	$78,053

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)	$587,951	$(415,698)
Unrealized Gains (Losses) on Investments	22,330	(112,363)

Total Other Comprehensive Income (Loss)	610,281	(528,061)

TOTAL COMPREHENSIVE INCOME (LOSS)	$5,059,816	$(450,008)

BASIC EARNINGS (LOSS) PER SHARE	$0.09	$—

FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.09	$—

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	$49,365,592	$52,857,299

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	$49,858,435	$53,483,110
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2016	53,256,296	$53,256	$26,164,622	$(2,282,682)	$—	$20,849,932	$44,785,128
Fair value of options vested	—	—	242,801	—	—	—	242,801
Stock issued in exercise of stock options	86,808	87	112,913	—	—	—	113,000
Stock issued in settlement of RSUs	239,146	239	279,962	—	—	—	280,201
Treasury stock repurchased	(2,876,317)	—	—	—	(3,582,805)	—	(3,582,805)
Foreign currency translation	—	—	—	(415,698)	—	—	(415,698)
Unrealized losses on investments	—	—	—	(112,363)	—	—	(112,363)
Net Income For the Nine-Month Transition Period Ended December 31, 2016	—	—	—	—	—	78,053	78,053
Implementation of ASU 2016-09	—	—	(171,315)	—	—	171,315	—
Balance, December 31, 2016	50,705,933	$53,582	$26,628,983	$(2,810,743)	$(3,582,805)	$21,099,300	$41,388,317

Stock based compensation	—	—	838,298	—	—	—	838,298
Stock issued in exercise of stock options	86,333	86	111,590	—	—	—	111,676
Stock issued in settlement of RSUs	262,584	263	(263)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(43,139)	—	—	—	(43,139)
Treasury stock repurchased	(2,448,425)	—	—	—	(3,307,544)	—	(3,307,544)
Foreign currency translation	—	—	—	587,951	—	—	587,951
Unrealized gains on investments	—	—	—	22,330	—	—	22,330
Net Income For the Year Ended December 31, 2017	—	—	—	—	—	4,449,535	4,449,535
Balance, December 31, 2017	48,606,425	$53,931	$27,535,469	$(2,200,462)	$(6,890,349)	$25,548,835	$44,047,424

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2017	For the Nine-Month Transition Period Ended December 31, 2016
OPERATING ACTIVITIES
Net Income	$4,449,535	$78,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	889,724	756,927
(Gain) Loss on sale of fixed assets	(62,574)	3,480
Bad debt expense	262,766	272,807
Stock options issued for services	841,166	616,802
Changes in operating assets and liabilities:
Changes in accounts receivable	(2,591,392)	(2,063,449)
Changes in income taxes receivable/payable	1,040,713	(190,746)
Changes in inventories	1,346,919	3,304,972
Changes in prepaid expenses	(49,923)	(95,156)
Changes in deferred tax asset/liability	(11,876)	(241,241)
Changes in accounts payable and accrued liabilities	1,597,753	(58,736)

Net Cash Provided by Operating Activities	7,712,811	2,383,713

INVESTING ACTIVITIES
Proceeds from sale of equipment	140,462	16,896
Purchase of investments	(334,910)	(10,685,553)
Purchase of fixed assets	(611,060)	(18,485)

Net Cash Used in Investing Activities	(805,508)	(10,687,142)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(43,139)	(30,000)
Cash received in exercise of stock options	111,676	15,000
Purchase of Treasury stock	(3,307,544)	(3,582,805)

Net Cash Used in Financing Activities	(3,239,007)	(3,597,805)

Effect of exchange rate changes on cash	97,882	(75,325)

NET INCREASE (DECREASE) IN CASH	3,766,178	(11,976,559)
CASH AT BEGINNING OF PERIOD	7,679,621	19,656,180

CASH AT END OF PERIOD	$11,445,799	$7,679,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income taxes	$1,710,135	$255,769

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
December 31, 2017 and December 31, 2016

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

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholders' equity.

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

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include our wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Foreign Currency and Comprehensive Income

The functional currencies of the Company and its Subsidiary in Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the Subsidiary were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.7954 and 0.7439 were used to convert the Company's December 31, 2017 and December 31, 2016 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7713 and 0.7638 for the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

In addition to foreign currency translation gains and losses, the Company recognizes unrealized holding gains and losses on available-for-sale securities as part of comprehensive income, as discussed in the investments policy below.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "investments—other." Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as "short term investments—other." Certificates of deposit with remaining maturities greater than one year are classified as "long term investments—other." Our cash and cash equivalents held in FDIC insured institutions can exceed the federally insured limit periodically and at the end of reporting periods. Our balances exceeded federally insured amounts by $8,892,402 and $5,454,811 as of December 31, 2017 and December 31, 2016, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based on past collectability and customer relationships. The Company recorded an allowance for doubtful accounts of $133,884 and $161,815 as of December 31, 2017 and December 31, 2016, respectively. Uncollectible accounts are written off after all collection efforts have been exhausted and Credit Committee approval is granted. Bad debt expense recognized was $262,654 and $272,773 for the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, respectively.

Inventories

The Company's inventories are valued at the lower of cost (the purchase price, including additional fees) or market. Inventory costs are determined based on the average cost basis. A reserve for slow moving and potentially obsolete inventories is recorded as of each balance sheet date and total inventories are presented net of that reserve.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other" ("ASC 350"). Goodwill is tested for impairment at the reporting unit level. The Company's two operating segments comprise the reporting unit for goodwill impairment testing purposes.

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

Treasury Stock

Treasury stock repurchased and held by the Company is recorded as a separate line item on the Consolidated Balance Sheets. Treasury stock is held at cost until retired or reissued. Legal, brokerage, and other costs to acquire shares are not included in the cost of treasury stock. When treasury stock is reissued or retired, any gains are included as part of additional paid-in capital. Losses upon reissuance or retirement reduce additional paid-in capital to the extent that previous net gains from the same class of stock have been recognized and any losses above that are recognized as part of retained earnings.

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

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses and recognizes the expense when incurred. The Company incurred advertising costs of $102,845 and $79,996 during the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. Several aspects of the accounting for share based payment awards are simplified with this update, including accounting for and classification of various taxes, classification of awards as equity or liabilities, classification of various amounts on the statement of cash flows, and accounting for forfeitures. This standard became effective for the Company on January 1, 2017.

As part of this standard, companies can choose whether to recognize forfeitures as they occur or continue to estimate forfeitures with periodic true-ups. The Company has elected to recognize forfeitures as they occur. This election was made on a modified retrospective basis with the cumulative effect recognized in beginning retained earnings of the current period; therefore, amounts in prior periods have not been restated. The total adjustment was $171,315 as a reduction of APIC and an increase in retained earnings.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's four largest customers represented approximately 15% and 23% of total sales during the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, respectively.

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

Defined Contribution Retirement Plan

The Company matches employee contributions to our 401(k) plan up to 4% of their annual salary. The expense is recognized as part of general and administrative expenses on the income statement and was $123,949 and $79,487 for the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, respectively. There were no changes made to the plan during either period.

Property and Equipment

Property and equipment are stated at historical cost and depreciated over the useful life of the asset using the straight-line method. Useful lives are assigned to assets depending on their category. For details regarding property and equipment, refer to Note 2.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Bond and mutual fund investments are presented at fair value as of the balance sheet date and accumulated gains or losses on those investments are reported in other comprehensive income. Refer to Note 4 for further details regarding instruments recorded at fair value.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. Refer to Note 8 for further details on the earning per share calculation.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment and their estimated useful lives are as in the table below:

	As of
	December 31, 2017	December 31, 2016	Est. Useful Life
Furniture and fixtures	$458,643	$450,197	7 Years
Computers	331,422	297,038	3 Years
Software	231,526	214,378	2 Years
Machinery and equipment	651,143	557,666	7 Years
Vehicles	2,719,026	2,671,714	5 Years
Land and buildings	6,933,903	6,699,540	30 Years
Total property and equipment	11,325,663	10,890,533
Accumulated depreciation	(4,128,164)	(3,431,810)
Net property and equipment	$7,197,499	$7,458,723

The table below shows total depreciation and amortization expense and how depreciation is allocated between cost of goods sold and operating expenses:

	For the Year Ended December 31, 2017	For the Nine-Month Transition Period Ended December 31, 2016
Cost of goods sold - product	$250,369	$188,579
Cost of goods sold - service	113,066	85,892
Operating expenses	497,940	461,357
Amortization expense	28,643	20,954
Total depreciation & amortization expense	$890,018	$756,782

NOTE 3 – STOCKHOLDERS' EQUITY

As described in Note 1, treasury stock is recorded at cost until reissued or retired. As of December 31, 2017 and December 31, 2016, the Company held 5,324,742 and 2,876,317 shares in treasury at a total cost of $6,890,349 and $3,582,805, respectively. All purchases of treasury stock have been made at market prices.

NOTE 4 - FINANCIAL INSTRUMENTS AND INVESTMENTS

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

The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of December 31, 2017 and 2016:

	December 31, 2017
	Adjusted Cost	Pre-Tax Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$888,942	$—	$888,942	$888,942	$—	$—
Mutual Funds	1,626,236	(29,679)	1,596,557	—	—	1,596,557
Subtotal	2,515,178	(29,679)	2,485,499	888,942	—	1,596,557

Level 2
Certificates of Deposit	$4,009,810	$—	$4,009,810	$—	$4,009,810	$—
Corporate Bonds	2,228,855	(30,081)	2,198,774	—	300,817	1,897,957
Municipal Bonds	5,084,573	(61,905)	5,022,668	—	—	5,022,668
Subtotal	11,323,238	(91,986)	11,231,252	—	4,310,627	6,920,625

Total	$13,838,416	$(121,665)	$13,716,751	$888,942	$4,310,627	$8,517,182

	December 31, 2016
	Adjusted Cost	Pre-Tax Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$1,053,844	$—	$1,053,844	$1,053,844	$—	$—
Mutual Funds	1,473,536	(90,495)	1,383,041	—	—	1,383,041
Subtotal	2,527,380	(90,495)	2,436,885	1,053,844	—	1,383,041

Level 2
Certificates of Deposit	$3,886,415	$—	$3,886,415	$—	$2,993,825	$892,590
Corporate Bonds	2,246,956	(29,419)	2,217,537	—	400,053	1,817,484
Municipal Bonds	4,929,249	(59,294)	4,869,955	—	2,565,483	2,304,472
Subtotal	11,062,620	(88,713)	10,973,907	—	5,959,361	5,014,546

Total	$13,590,000	$(179,208)	$13,410,792	$1,053,844	$5,959,361	$6,397,587

Pre-tax unrealized gains (losses) on investments incurred during the periods are presented below:

	For the Year Ended December 31, 2017	For the Nine-Month Transition Period Ended December 31, 2016
Unrealized Holding Gains (Losses)	57,543	(179,208)

The maturities for bonds held by the Company as of December 31, 2017 are presented in the table below:

Maturity	Fair Value
Less Than One Year	302,189
1-2 years	1,685,858
2-5 years	4,983,823
5-10 years	250,944
Over 10 years	—
7,222,814

NOTE 5 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

Revenues	For the Year Ended December 31, 2017	For the Nine-Month Transition Period Ended December 31, 2016
Canada	$7,490,252	$3,962,774
United States	30,796,124	12,024,412
Total Consolidated	$38,286,376	$15,987,186

Profit (Loss)	For the Year Ended December 31, 2017	For the Nine-Month Transition Period Ended December 31, 2016
Canada	$(189,865)	$(356,623)
United States	4,639,399	434,676
Total Consolidated	$4,449,535	$78,053

Long-lived assets	As of
	December 31, 2017	December 31, 2016
Canada	$1,508,943	$982,124
United States	15,771,048	14,422,909
Total Consolidated	$17,279,991	$15,405,033

NOTE 6 – STOCK-BASED COMPENSATION

Periodically the Company issues stock-based awards to employees and independent directors. Vesting terms for outstanding grants vary by grant ranging from immediate to ratably over six years. Typically, grants expire one year after the final vesting. The Board has authorized 4,812,000 shares to be granted for such awards under the Company's 2014 Equity Incentive Plan (the "Plan"). Historically, the Company has only issued non-qualified stock options, restricted stock, and restricted stock units; however, the Plan does allow for other types of awards to be granted in the future. Most awards have been exercisable or convertible based solely on meeting service conditions; however, one grant was made convertible based on meeting both service and performance conditions. Upon exercise or conversion, the Company may issue new shares or reissue shares held in treasury, at the discretion of Management. The Company has elected to recognize forfeitures as they occur.

The Company uses the Black-Scholes method for measuring compensation cost of stock options and the intrinsic value method for measuring compensation cost of restricted stock and restricted stock units. Total compensation cost for share-based payments recognized in income was $794,939 and $654,366 during the year ended December 31, 2017 and nine-month transition period ended December 31, 2016, respectively. As of December 31, 2017, the Company had $637,872 in unamortized compensation expense with a weighted average of 1.19 years remaining. The Company received $111,676 and $15,000 in cash from the exercise of share options during the year ended December 31, 2017 and nine-month transition period ended December 31, 2016, respectively. For the tax effect on total compensation expense and the exercise of options, see note 11 for the income tax provision.

During the year ended December 31, 2017, the Company did not issue any stock options to employees. During the period, the Company issued 96,081 RSUs to members of the Board of Directors for their service. The grant date fair value of that award was $177,750 and half of those RSUs vested immediately with the remaining vesting on June 15, 2018. The Company also issued a performance based RSU award to its CFO. The award grants a maximum of 66,758 RSUs to be issued upon meeting certain performance metrics over three years and had a grant date fair value of $126,840. The intrinsic value of options exercised during the period was $42,532. The total fair value of options, restricted stock, and restricted stock units vested during the period was $861,737

During the nine-month transition period ended December 31, 2016, the Company issued 848,000 stock options to employees with a weighted-average grant-date fair value of $0.49. The fair value of those options was calculated assuming volatility of 64-69% and an expected term of 3-3.34 years. The intrinsic value of options exercised during the period was $109,900. The total fair value of options, restricted stock, and restricted stock units vested during the period was $712,297.

Information regarding outstanding options, restricted stock awards, and restricted stock units is summarized in the tables below:

Total Outstanding and Exercisable Awards December 31, 2017
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	1.09	510,402	2.26	$0.55	80,666	2.40	$1.01
$1.10	1.27	525,000	1.84	$1.17	262,500	1.84	$1.17
$1.28	1.56	546,000	1.35	$1.37	439,500	1.36	$1.37
$1.57	2.8	305,000	0.18	$1.75	305,000	0.18	$1.75
$2.81	4.03	266,000	1.97	$3.89	239,600	1.93	$3.88
		2,152,402	1.60	$1.49	1,327,266	1.35	$1.85

Total Outstanding and Exercisable Awards December 31, 2016
Strike Price	Outstanding Options (1 share/option)	Average Remaining Life (Years)	Exercisable Shares	Weighted Average Exercise Price
$1.01	303,500	3.40	—	$1.01
$1.17	525,000	2.84	—	$1.17
$1.37	644,000	2.34	419,000	$1.37
$1.75	320,000	1.18	255,000	$1.75
$3.85	200,000	2.85	200,000	$3.85
$3.95	100,000	3.10	100,000	$3.95
$4.03	72,500	3.30	29,000	$4.03
	2,165,000		1,003,000

Information regarding stock options for the year ended December 31, 2017 is summarized in the tables below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,023,500	$1.66	$1.23		$228,180
Exercised/Released	(86,333)	$1.29	$1.41		$42,532
Cancelled/Forfeited	(16,500)	$1.62	$1.38		$2,348
Outstanding, end of period	1,920,667	$1.67	$1.22	1.53	$999,487
Vested and exercisable, end of the period	1,327,266	$1.85	$1.39	1.35	$563,856
Vested and expected to vest, end of the period	1,920,667	$1.67	$1.22	1.53	$999,487

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	1,145,500	$1.30	$0.87
Cancelled/Forfeited	(5,267)	$1.42	$1.06
Vested, outstanding shares	(546,832)	$1.32	$0.90
Unvested Outstanding, end of period	593,401	$1.28	$0.84	0.97

Information regarding restricted stock awards for the year ended December 31, 2017 is summarized in the tables below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding, beginning of period	73,002	$—	$4.02
Exercised/Released	(24,334)	$—	$4.02
Outstanding, end of period	48,668	$—	$4.02	2.33
Vested and exercisable, end of the period	—
Vested and expected to vest, end of the period	48,668	$—	$4.02	2.33

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	73,002	$—	$4.02
Vested, outstanding shares	(24,334)	$—	$4.02
Unvested Outstanding, end of period	48,668	$—	$4.02	1.33

Information regarding restricted stock units for the year ended December 31, 2017 is summarized in the tables below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding, beginning of period	281,244	$—	$1.35
Granted	162,839	$—	$1.87
Exercised/Released	(261,016)	$—	$1.36
Outstanding, end of period	183,067	$—	$1.80	2.04
Vested and exercisable, end of the period	—
Vested and expected to vest, end of the period	160,815	$—	$1.79	2.01

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	206,533	$—	$1.44
Granted	162,839	$—	$1.87
Vested, outstanding shares	(186,305)	$—	$1.46
Unvested Outstanding, end of period	183,067	$—	$1.80	1.40

NOTE 7 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	December 31, 2017	December 31, 2016
Raw materials	$225,735	$940,527
Finished goods	6,417,494	7,112,098
Work in process	—	—
Subtotal	6,643,229	8,052,625
Reserve for Obsolescence	(197,146)	(213,122)
Total	$6,446,083	$7,839,503

NOTE 8 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Year Ended December 31, 2017			For the Nine-Month Transition Period Ended December 31, 2016
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$4,449,535	49,365,592	$0.09	$78,053	52,857,299	$0.00

Effect of Dilutive Securities
Stock options & RSUs	—	492,843		—	625,811

Diluted EPS
Net income available to common stockholders + assumed conversions	$4,449,535	49,858,435	$0.09	$78,053	53,483,110	$0.00

     Options to purchase 1,569,730 shares of common stock at a weighted average exercise price of $3.17 per share were outstanding during the year ended December 31, 2017, but were not included in the computation of diluted EPS because the effect would be anti-dilutive. These options, which expire between March 2018 and May 2020, were still outstanding at December 31, 2017.

Options to purchase 1,861,500 shares of common stock at a weighted average exercise price of $1.89 per share were outstanding during the nine-month transition period ended December 31, 2016, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

NOTE 9 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of distribution agreements, patents, trademarks, copyrights, and domain names. The costs of the distribution agreements are amortized over the remaining life of the agreements. The costs of the patents are amortized over 20 years once the patent is approved. Indefinite-lived intangible assets consist of goodwill. In accordance with ASC 350, goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We test goodwill for impairment as of each balance sheet date. Intangible assets consisted of the following:

Definite-lived intangible assets

	As of
	December 31, 2017	December 31, 2016
Distribution agreements	$41,984	$39,264
Less: Accumulated amortization	$(41,984)	(39,264)
Distribution agreements, net	—	—

Patents, trademarks, copyrights, and domain names	$584,980	547,071
Less: Accumulated amortization	$(90,188)	(56,989)
Patents, trademarks, copyrights, and domain names, net	494,792	490,082

Total definite-lived intangible assets, net	$494,792	$490,082

Estimated amortization expense for the next five years related to the definite-lived intangible assets is displayed in the following table:

For the Years Ending December 31,	Amount
2018	$28,103
2019	28,103
2020	28,103
2021	28,103
2022	28,103

Indefinite-lived intangible assets

	As of
	December 31, 2017	December 31, 2016
Goodwill	$997,701	$997,701

The Company determined on a qualitative basis that it was not more likely than not that the fair value of the goodwill arising from the acquisition of VIM Injection Management in November 2014 was less than its carrying value. As such, the Company did not have any impairment for the year ended December 31, 2017.

NOTE 10 – QUARTERLY INFORMATION (UNAUDITED)

Quarterly data for the periods below consisted of the following:

	For the Quarters Ending
Fiscal Year 2017	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Total revenues	$7,824,495	$9,464,951	$10,050,192	$10,946,738
Gross profit	4,367,173	4,976,832	5,061,795	5,858,107
Income from operations	1,071,042	1,831,163	1,845,407	2,091,808
Income tax expense	498,936	638,528	709,169	827,061
Net income	600,071	1,312,647	1,217,918	1,318,899
Basic earnings per common share	$0.01	$0.03	$0.03	$0.03
Diluted earnings per common share	$0.01	$0.03	$0.02	$0.03

	For the Quarters Ending
Nine-Month Transition Period	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Total revenues	$3,974,043	$4,990,813	$7,022,330
Gross profit	1,914,250	2,624,659	3,561,129
Income (loss) from operations	(881,278)	(127,369)	670,413
Income tax expense (benefit)	(245,877)	(99,701)	118,845
Net income (loss)	(605,295)	74,452	608,896
Basic earnings (loss) per common share	$(0.01)	$0.00	0.01
Diluted earnings (loss) per common share	$(0.01)	$0.00	0.01

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

NOTE 11 – PROVISION FOR INCOME TAXES

The Company recognizes interest related to underpayment of income taxes in interest expense and recognizes penalties in operating expenses. During the year ended December 31, 2017 and nine-month transition period ended December 31, 2016, the Company recognized no interest or penalties related to income taxes. Accordingly, the Company had no accruals for interest and penalties at December 31, 2017 nor December 31, 2016.

The Company is current on its U.S. and Canadian income tax filings. Tax years that remain open for examination are 2015 through 2017 in the U.S. and 2012 through 2017 in Canada. At December 31, 2017 and December 31, 2016, the Company did not have any operating loss carryforwards nor tax credit carryforwards. The Company invests in available-for-sale securities that are reported on the balance sheet at fair value, with the gains/losses reported net of tax as part of Other Comprehensive Income (OCI). The tax expense allocated to OCI during the year ended December 31, 2017 was $14,961.

The Company has not provided a valuation allowance at December 31, 2017 nor December 31, 2016. The valuation allowance did not change between December 31, 2016 and December 31, 2017. Realization of the deferred tax asset is dependent on generating sufficient taxable income to offset the tax items that will be deductible in the future. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

On December 22, 2017, President Trump signed a tax reform bill into law that decreased the US Federal corporate income tax rate to 21%. Because the rate change was enacted in 2017, the deferred portion of our tax provision was impacted. This rate change resulted in a reduction of our net deferred tax assets (and reduction in deferred income tax benefit) of approximately $32,000.

The table below outlines the components of income tax expense (benefit):

	For the Year Ended December 31, 2017	For the Nine-Month Transition Period Ended December 31, 2016
Current
Federal	$2,482,978	$(31,983)
State	130,683	(1,683)
Foreign	86,872	21,303
Total Current	2,700,533	(12,363)
Deferred
Federal	(55,563)	(203,652)
State	(2,924)	(10,718)
Effect of tax rate change	31,648	—
Total Deferred	(26,839)	(214,370)
Total Provision for (Benefit from) Income Taxes	$2,673,694	$(226,733)

The table below reconciles our effective tax rate to the statutory tax rate:

	For the Year Ended December 31, 2017	For the Nine-Month Transition Period Ended December 31, 2016
Federal Statutory Tax Rate	34.0%	34.0%
State Statutory Tax Rate, Net of Federal Effect	3.3%	3.3%
Meals & Entertainment	1.0%	(5.2)%
Gain/loss on Sale of PPE	—%	(5.9)%
Goodwill	(2.0)%	22.0%
Tax Exempt Interest	(10.0)%	20.7%
Ending Balance True Up	—%	28.0%
Tax Overpayment	—%	38.3%
Other	11.2%	17.3%
Effective Tax Rate	37.5%	152.5%

The table below shows the components of deferred taxes:

	As of
	December 31, 2017	December 31, 2016
Stock Compensation	$238,412	$277,296
Bad Debt	25,523	46,790
Inventory reserve	50,234	53,121
Unrealized loss on investments	31,632	66,844
Deferred tax asset	$345,801	$444,051

Depreciation	$271,871	$367,490
Amortization	1,113	15,621
Goodwill	—	—
Deferred tax liability	$272,984	$383,111

Net Deferred Tax Asset	$72,817	$60,940

NOTE 12 – COMMITMENTS AND CONTINGENCIES

During 2017, the Company became aware of a mechanical issue affecting one of the actuators the Company manufactures and sells. The actuator is an ancillary product sold separately from the Company’s burner-management systems (BMS) and chemical-management systems (CMS). The Company does not believe the mechanical issue presents any significant safety concerns for customers. During Q4 the Company identified a solution that resolved the mechanical issue at a minimal cost; however, subsequent to year-end it was determined that the solution was not effective for some customers in very cold climates. Therefore a new solution is necessary to fully address the issue with these actuators. To date, the Company has had to replace less than 2% of the affected actuators sold and the costs were immaterial. Depending on the number of replacements required, the Company estimates that the total replacement costs could be in the range of $150,000 to $675,000.   The Company expects that all costs associated with the repair or replacement of the affected actuators will be incurred during 2018.

In March 2014 the Company entered into a consulting agreement with Terra Industrial with Allen Johnson as agent in order to replace a prior royalty agreement. The agreement is for the term of 10 years with fees of $100,000 CAD paid quarterly. The agreement expires in March of 2024.

The Company leases office space in Texas and Pennsylvania. Rent expense recognized was $48,110 and $40,013 for the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, respectively. In addition, during the year ended December 31, 2017, the Company entered into operating leases for office equipment. The future minimum lease payments for operating leases as of December 31, 2017, consisted of the following:

Years ending December 31,	Operating Leases
2018	59,005
2019	39,789
2020	15,371
2021	302
2022	—
Thereafter	—
Total	114,467

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued and the following subsequent events took place.

On March 2, 2018, the Compensation Committee (the "Committee") of the Company's Board of Directors approved the "2018 Executive Incentive Plan," ("EIP") for Brenton W. Hatch, the Company's President and Chief Executive Officer, and Ryan Oviatt, the Company's Chief Financial Officer. The EIP provides for the potential award of bonuses to participants based on the Company's financial performance in fiscal year 2018. Under the terms of the EIP, each participating executive officer has been assigned a target bonus amount for fiscal year 2018. The target bonus amount for Mr. Hatch is $400,000 and the target bonus for Mr. Oviatt is $87,500. Under no circumstance can the participants receive more than two times the assigned target bonus. The bonus amounts, if any, will be paid 50% in cash and 50% in shares of restricted stock based on the volume weighted average price per share over the five trading days prior to the date of the final determination of the bonus amount. The stock portion of the bonuses is intended to constitute an award under the Company's 2014 Equity Incentive Plan. Performance metrics for the awards include revenues, net income, and free cash flow.

On March 2, 2018, the Committee approved as a long-term incentive plan (the "LTIP") the grant of a restricted stock unit award to our Chief Financial Officer, Ryan Oviatt, pursuant to the Company's 2014 Equity Incentive Plan. The agreement is similar to the Long-Term Incentive Plan that was approved in 2017, and provides for the award of up to 70,423 restricted stock units ("Units") under the Company's 2014 Equity Incentive Plan. Subject to performance vesting requirements, each Unit entitles Mr. Oviatt to receive one share of the Company's common stock. The performance period of the LTIP begins on January 1, 2018 and terminates on December 31, 2020. Performance metrics include three-year average revenue growth rate, operating income as a percentage of revenue, and return on invested capital.

On March 6, 2018, our Board of Directors approved a grant of 91,000 restricted stock units ("RSUs") issued to various employees. The awards vest annually over five years and will result in total compensation expense of $193,830 to be recognized over the vesting period. On the same day, the Board also approved a one-time executive bonus of $511,000 to Mr. Hatch and $121,500 to Mr. Oviatt for a combined total value of $632,500. The bonus was paid 50% in cash and 50% in restricted stock. The stock portion of the bonus payment was paid by granting awards of shares of restricted stock under the Company's 2014 Equity Incentive Plan, which was fully vested on the date of grant. The number of shares awarded was 119,953 for Mr. Hatch and 28,521 for Mr. Oviatt.

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

During the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, the Company was not subject to requirements of Section 404(b) of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based upon this assessment, the Company's management concluded that our internal control over financial reporting had material weaknesses and was ineffective as of December 31, 2017. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over our day-to-day transaction processing, including non-routine transactions and period-end financial reporting processes. Specifically, we identified material weaknesses related to (i) Revenue recognition, (ii) Sufficient documentation of review- and analytical-processes, (iii) Structuring of duties, controls, and permission within financial systems. (iv) Asset management and maintenance functions (v) Segregation of duties, and (vi) Cash disbursements.

In response to the identified material weakness, our management, with oversight from the Company’s Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company’s internal control over financial reporting and remediate the identified material weakness. We believe that such an emphasis, together with continued oversight of our processes and systems, will help create an increasingly strong, compliant, and thorough system of controls, which we expect will play an increasingly important role in our long-term growth.

Changes in Internal Control over Financial Reporting

During the period covered by this report, Management reviewed all controls and narratives with control owners. Management added controls to measure the level of precision for all review controls. Additionally, Management added inventory cycle counts with accompanying controls to improve the efficiencies of key controls over inventory.

Management's Remediation Initiatives

The material weaknesses mentioned above were originally discovered in an independent audit performed at the end of fiscal year 2015. Since that time the Company has not been required to have another audit on the effectiveness of internal controls, however, Management has been actively developing and implementing remediation plans for new controls and processes to address and prepare to remove the aforementioned deficiencies in future audits. We continue to work with auditors and third party consultants to improve our control environment.

As part of the remediation efforts Management has worked with consultants to update the Company's active risk control matrix. Through this process the Company has improved the documentation of control narratives and flow charting of all controls. In addition to updated documentation, the Company is utilizing software to automate the control documentation and testing. It is anticipated that these efforts will allow the Company to streamline its internal audit efforts and provide greater confidence in the Company's overall control environment.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2017 (the "Proxy Statement").

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibits.  The following exhibits are included as part of this report:

Exhibit 3.1	Articles of Incorporation(1)
Exhibit 3.2	Articles of Amendment to the Articles of Incorporation(2)
Exhibit 3.3	Amended and Restated Bylaws(3)
Exhibit 10.1	Stock Redemption Agreement dated November 15, 2016 between the Registrant and Harold Albert(19)
Exhibit 10.2	Employment Agreement of Brenton W. Hatch dated June 28, 2013 (16)+
Exhibit 10.3	Restricted Stock Unit Award Agreement between the Registrant and Ryan Oviatt dated October 12, 2017(17)+
Exhibit 10.4	Employment Agreement of Ryan Oviatt dated September 4, 2015 (18)+
Exhibit 10.5	Form of Indemnification Agreement between the Registrant and its Directors (4)
Exhibit 10.6	2003 Stock Incentive Plan (5)
Exhibit 10.7	Profire Energy, Inc. 2010 Equity Incentive Plan (6)
Exhibit 10.8	Profire Energy, Inc. 2014 Equity Incentive Plan(20)
Exhibit 10.9	Profire Energy, Inc. 2014 Equity Incentive Plan Amendment(7)
Exhibit 10.10	Form of Equity Grant Agreement, Nonqualified Stock Option (8)
Exhibit 10.11	Form of Equity Grant Agreement, Restricted Stock (9)
Exhibit 10.12	Form of Equity Grant Agreement, Restricted Stock Units (10)
Exhibit 10.13	Securities Purchase Agreement, dated November 12, 2013 between the Registrant and the persons listed therein as purchasers(13)
Exhibit 10.14	Registration Rights Agreement, dated November 18, 2013 between the Registrant and the persons listed in the Securities Purchase Agreement as purchasers (14)
Exhibit 10.15	Retirement and Release Agreement with Harold Albert dated February 23, 2017 (15)
Exhibit 10.16	Amended and Restated Employment Agreement of Brenton W. Hatch dated August 3, 2017 (21)+
Exhibit 10.17	Amended and Restated Employment Agreement of Ryan Oviatt dated August 3, 2017 (22)+
Exhibit 10.18	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other (12)
Exhibit 10.19	Stock Redemption Agreement, dated May 25, 2017, between Profire Engergy, Inc. and Hatch Family Holdings Company, LLC, which is wholly owned by Brenton W. Hatch (23)
Exhibit 10.20	Restricted Stock Unit Award Agreement by and between Profire Energy, Inc. and Ryan Oviatt, dated October 12, 2017(24)+
Exhibit 14.1	Code of Ethics (11)
Exhibit 23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
Exhibit 101.INS	XBRL Instance Document**
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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
+ Indicates management contract, compensatory plan, or arrangement with the Company

(1)	Incorporated by reference to the Registration Statement of the Registrant on Form SB-@ filed with the Commission on September 24, 2004.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's quarterly Report on Form 10-Q filed with the commission on February 13, 2009.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013.
(4)	Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 filed on December 24, 2013 (File No. 333-193086).
(5)	Incorporated by reference to Exhibit 4.01 to the Registrant's Form SB-2 filed on September 24, 2004 (File No. 000-52376).
(6)	Incorporated by reference to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009 (File No. 000-52376).
(7)	Incorporated by reference to Appendix B to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on May 1, 2017.
(8)	Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(9)	Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(10)	Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(11)	Incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K filed with the Commission on February 12, 2015 (File No. 000-52376).
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 25, 2015 (File No. 000-52376)
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2017 (File No. 001-36378).
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Commission on July 2, 2013 (File No. 000-52376)
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 17, 2017 (File No. 001-36378)
(18)	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on September 8, 2015 (File No. 001-36378)
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant's Transition Report on Form 10-K filed with the Commission on March 9, 2017.
(20)	Incorporated by reference to Exhibit 10.9 to the Registrant's Transition Report on Form 10-K filed with the Commission on March 9, 2017.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 9, 2017 (File No. 001-36378).
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 9, 2017 (File No. 001-36378).
(23)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 17, 2017 (File No. 001-36378).

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer	March 7, 2018
Brenton W. Hatch

/s/ Ryan Oviatt	Chief Financial Officer	March 7, 2018
Ryan Oviatt

/s/ Harold Albert	Director	March 7, 2018
Harold Albert

/s/ Arlen B. Crouch	Director	March 7, 2018
Arlen B. Crouch

/s/ Daren J. Shaw	Director	March 7, 2018
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	March 7, 2018
Ronald R. Spoehel