Form 10-Q
period 2018-03-31
PROFIRE ENERGY INC
filed 2018-05-09
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Three Months Ended March 31, 2018
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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ]     No [X]

As of May 7, 2018, the registrant had 54,154,483 shares of common stock issued and 47,551,787 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,196,578	$11,445,799
Short-term investments	300,345	300,817
Short-term investments - other	4,165,493	4,009,810
Accounts receivable, net	8,717,607	8,069,255
Inventories, net	7,265,623	6,446,083
Prepaid expenses & other current assets	357,532	437,304
Total Current Assets	33,003,178	30,709,068

LONG-TERM ASSETS
Net deferred tax asset	184,223	72,817
Long-term investments	8,435,512	8,517,182
Long-term investments - other	400,000	—
Property and equipment, net	7,118,971	7,197,499
Goodwill	997,701	997,701
Intangible assets, net	475,133	494,792
Total Long-Term Assets	17,611,540	17,279,991

TOTAL ASSETS	$50,614,718	$47,989,059

CURRENT LIABILITIES
Accounts payable	1,727,194	1,780,977
Accrued vacation	230,399	196,646
Accrued liabilities	927,116	1,044,284
Income taxes payable	1,512,844	919,728
Total Current Liabilities	4,397,553	3,941,635

TOTAL LIABILITIES	4,397,553	3,941,635

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 54,131,158 issued and 48,806,416 outstanding at March 31, 2018 and 53,931,167 issued and 48,606,425 outstanding at December 31, 2017	54,131	53,931
Treasury stock, at cost	(6,890,349)	(6,890,349)
Additional paid-in capital	28,101,146	27,535,469
Accumulated other comprehensive loss	(2,472,826)	(2,200,462)
Retained earnings	27,425,063	25,548,835
TOTAL STOCKHOLDERS' EQUITY	46,217,165	44,047,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,614,718	$47,989,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended March 31,
	2018	2017
REVENUES
Sales of goods, net	$11,454,615	$7,292,228
Sales of services, net	715,103	532,267
Total Revenues	12,169,718	7,824,495

COST OF SALES
Cost of goods sold-product	5,557,710	3,055,300
Cost of goods sold-services	481,867	402,022
Total Cost of Goods Sold	6,039,577	3,457,322

GROSS PROFIT	6,130,141	4,367,173

OPERATING EXPENSES
General and administrative expenses	3,341,903	2,948,089
Research and development	403,220	198,966
Depreciation and amortization expense	128,717	149,076
Total Operating Expenses	3,873,840	3,296,131

INCOME FROM OPERATIONS	2,256,301	1,071,042

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	64,831	2,101
Other expense	(1,792)	(5,414)
Interest income	50,708	31,278
Total Other Income	113,747	27,965

INCOME BEFORE INCOME TAXES	2,370,048	1,099,007

INCOME TAX EXPENSE	493,820	498,936

NET INCOME	$1,876,228	$600,071

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(239,129)	$75,113
Unrealized gains (losses) on investments	(33,235)	36,288
Total Other Comprehensive Income (Loss)	(272,364)	111,401

NET COMPREHENSIVE INCOME	$1,603,864	$711,472

BASIC EARNINGS PER SHARE	$0.04	$0.01

FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.01

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,670,305	50,632,275

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	49,744,101	51,287,405
 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$1,876,228	$600,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	220,245	237,116
Gain on sale of fixed assets	(64,731)	(2,101)
Bad debt expense	63,566	45,313
Stock awards issued for services	581,619	181,318
Changes in operating assets and liabilities:
Changes in accounts receivable	(746,179)	249,844
Changes in income taxes receivable/payable	591,277	568,065
Changes in inventories	(863,148)	(399,410)
Changes in prepaid expenses	104,008	33,698
Changes in deferred tax asset/liability	(111,406)	(49,520)
Changes in accounts payable and accrued liabilities	(198,540)	500,552

Net Cash Provided by Operating Activities	1,452,939	1,964,946

INVESTING ACTIVITIES
Proceeds from sale of equipment	139,763	30,451
Purchase of investments	(484,142)	(500,408)
Purchase of fixed assets	(234,778)	(52,720)

Net Cash Used in Investing Activities	(579,157)	(522,677)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(83,600)	—
Cash received in exercise of stock options	74,241	—
Purchase of Treasury stock	—	(318,904)

Net Cash Used in Financing Activities	(9,359)	(318,904)

Effect of exchange rate changes on cash	(113,644)	20,158

NET INCREASE IN CASH	750,779	1,143,523
CASH AT BEGINNING OF PERIOD	11,445,799	7,669,644

CASH AT END OF PERIOD	$12,196,578	$8,813,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
As of March 31, 2018, and December 31, 2017

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 ("Form 10-K").  The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of the Company is presented to assist in understanding the Company's consolidated financial statements.  The Company's accounting policies conform to US GAAP.

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

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 1 of the Notes to the Consolidated Financial Statements in the Company's most recent Form 10-K, except as discussed below.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers. The amount of revenue recognized must reflect the consideration the entity expects to be entitled to receive in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 6 for further details.

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

NOTE 3 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	March 31, 2018	December 31, 2017
Raw materials	$183,617	$225,735
Finished goods	7,393,606	6,417,494
Work in process	—	—
Subtotal	7,577,223	6,643,229
Reserve for Obsolescence	(311,600)	(197,146)
Total	$7,265,623	$6,446,083

NOTE 4 – STOCKHOLDERS' EQUITY

As of March 31, 2018, and December 31, 2017, the Company held 5,324,742 shares of its common stock in treasury at a total cost of $6,890,349. All purchases of treasury stock have been made at market rates.

On March 2, 2018, the Compensation Committee (the "Committee") of the Company's Board of Directors approved the "2018 Executive Incentive Plan," ("EIP") for Brenton Hatch, the Company's President and Chief Executive Officer, and Ryan Oviatt, the Company's Chief Financial Officer. The EIP provides for the potential award of bonuses to participants based on the Company's financial performance in fiscal year 2018. Under the terms of the EIP, each participating executive officer has been assigned a target bonus amount for fiscal year 2018. The target bonus amount for Mr. Hatch is $400,000 and the target bonus for Mr. Oviatt is $87,500. Under no circumstance can the participants receive more than two times the assigned target bonus. The bonus amounts, if any, will be paid 50% in cash and 50% in shares of restricted stock based on the volume weighted average price per share over the five trading days prior to the date of the final determination of the bonus amount. The stock portion of the bonuses is intended to constitute an award under the Company's 2014 Equity Incentive Plan. Performance metrics for the awards include revenues, net income, and free cash flow. On March 29, 2018, the EIP was amended to add Cameron Tidball, the Company's Chief Business Development Officer, with a target bonus of $81,900 and Jay Fugal, the Company's Vice President of Operations, with a target bonus of $40,000 under the same terms. The maximum compensation expense that could be incurred for this award is $1,218,800 and this award will be accounted for as a liability until it is settled. As of March 31, 2018, the amount of expense expected to be incurred is $662,985.

On March 2, 2018, the Committee approved as a long-term incentive plan (the "LTIP") the grant of a restricted stock unit award to Mr. Oviatt, pursuant to the Company's 2014 Equity Incentive Plan. The agreement is similar to the Long-Term Incentive Plan that was approved in 2017 and provides for the award of up to 70,423 restricted stock units ("Units") under the Company's 2014 Equity Incentive Plan. Subject to performance vesting requirements, each Unit entitles Mr. Oviatt to receive one share of the Company's common stock. The performance period of the LTIP begins on January 1, 2018 and terminates on December 31, 2020. Performance metrics include three-year average revenue growth rate, operating income as a percentage of revenue, and return on invested capital. On March 30, 2018, the LTIP was amended to additionally grant Mr. Tidball up to 34,285 shares and Mr. Fugal up to 29,304 shares under the same terms. The maximum compensation expense that could be incurred for this award is $317,876. As of March 31, 2018, the amount of expense expected to be incurred is $151,089.

On March 6, 2018, our Board of Directors approved a grant of 91,000 restricted stock units ("RSUs") to various employees. The awards vest annually over five years and will result in total compensation expense of $193,830 to be recognized over the vesting period. On the same day, the Board of Directors also approved a one-time executive bonus of $511,000 to Mr. Hatch and $121,500 to Mr. Oviatt for a combined total value of $632,500. The bonuses were paid 50% in cash and 50% in restricted stock. The stock portion of the bonus payment was paid by granting awards of shares of restricted stock under the Company's 2014 Equity Incentive Plan, which was fully vested on the date of grant. The number of shares awarded was 119,953 for Mr. Hatch and 28,521 for Mr. Oviatt.

NOTE 5 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended March 31,
Sales	2018	2017
Canada	$1,298,832	$1,083,898
United States	10,870,886	6,740,597
Total Consolidated	$12,169,718	$7,824,495

	For the Three Months Ended March 31,
Profit (Loss)	2018	2017
Canada	$(434,667)	$(582,046)
United States	2,310,895	1,182,117
Total Consolidated	$1,876,228	$600,071

	As of
Long-lived assets	March 31, 2018	December 31, 2017
Canada	$1,444,598	$1,508,943
United States	16,166,942	15,771,048
Total Consolidated	$17,611,540	$17,279,991

NOTE 6 – REVENUE

On January 1, 2018, we adopted Topic 606. We elected to use the modified retrospective approach for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting method under Topic 605. As a result of applying the new standard, there were no changes to any financial statement line item.

Performance Obligations
Our performance obligations include delivery of product, installation of product, and servicing of product. We recognize product revenue performance obligations when the product is delivered to the customer. Upon delivery and at that point in time, the control of the product is transferred to the customer. When product is installed or serviced, we recognize service revenue when the work has been completed and we are entitled to bill the customer for the hours worked. We do not engage in transactions acting as an agent. We usually satisfy our performance obligations within a few months of entering into the contract. Depending on the size of the project, the performance obligations could be satisfied sooner or later.

Our customers have the right to return certain unused and unopened products within 90 days and incur an appropriate restocking fee. We provide a warranty on some of our products ranging from 90 days to two years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of March 31, 2018.

Contract Balances
All of the current contracts are expected to be completed within one year. We have elected to use the practical expedient in 340-40-25-4 (regarding the incremental costs of obtaining a contact) for costs related to contracts that are estimated to be complete within one year and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. We also did not have any contract liabilities because we have not received any payments in advance of recognizing revenue.

Significant Judgments
For most revenue contracts, we invoice the customer when the performance obligation is satisfied and payment is due 30 days later. Occasionally, other terms such as progress billings or longer terms are agreed to on a case-by-case basis. We do not have significant financing components, non-cash consideration, or variable consideration. We estimate the transaction price between performance obligations based on stand-alone product prices. As of March 31, 2018, we had $3,665,646 allocated to performance obligations that were unsatisfied and we expect those obligations to be satisfied within one year.

Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

Category	Three Months Ended March 31, 2018
Electronics	$4,807,030
Manufactured	954,779
Re-Sell	5,692,806
Other	715,103
$12,169,718

NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended March 31,
	2018			2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	1,876,228	48,670,305	$0.04	600,071	50,632,275	$0.01

Effect of Dilutive Securities
Stock options & RSUs	—	1,073,796		—	655,130

Diluted EPS
Net income available to common stockholders + assumed conversions	1,876,228	49,744,101	$0.04	600,071	51,287,405	$0.01

Options to purchase 266,000 and 1,199,000 shares of common stock at a weighted average price of $3.89 and $2.03 per share were outstanding during the three months ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at March 31, 2018.

NOTE 8 – CONTINGENCIES

As discussed in our most recent 10-K, during Q1 2018 we became aware of a mechanical issue affecting one of the actuators we manufacture and sell. The actuator is an ancillary product sold separately from our burner-management systems (BMS) and chemical-management systems (CMS). We do not believe the mechanical issue presents any significant safety concerns for customers.

At the time we filed our 10-K, we did not have enough information to effectively estimate the warranty costs we expected to incur, so we disclosed a wide possible range. Since filing the 10-K, we have been able to collect additional data regarding solutions to the problem and we currently estimate the warranty costs related to this product will be approximately $65,000. This amount has been accrued and is included in accrued liabilities on the balance sheet.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through May 9, 2018, and the following subsequent events occurred:

On May 7, 2018, Profire Energy, Inc. (the “Company”) entered into Stock Redemption Agreements (the “Agreement”) with Hatch Family Holdings Company, LLC, which is wholly owned by Brenton W. Hatch, the Company’s Chairman and Chief Executive Officer and Harold Albert, the Company’s co-founder and member of the Board of Directors. Pursuant to the Agreement, the Company repurchased 638,977 shares (“Redemption Shares") of its Common Stock from each of Messrs. Hatch and Albert, for an aggregate cash purchase price of $3,999,996.02, which amount represents the number of Redemption Shares multiplied by the 30-day average of the closing price for the Profire Common Stock as reported by the Nasdaq Capital Market for the 30 trading days immediately preceding May 2, 2018.

Mr. Hatch entered into this agreement to sell approximately 5% of his shares of the Company in order to diversify his holdings and to take advantage of estate planning opportunities. After the sale of these shares Mr. Hatch still owns 11,930,976 shares representing approximately 25% of the Company’s total shares outstanding and continues to be the largest shareholder of the Company.

Mr. Albert decided to enter into this agreement to sell just under 6% of his shares of the Company to diversify his investment portfolio as part of his previously communicated retirement from day-to-day operations of the Company. After the sale of these shares Mr. Albert still owns 10,453,448 shares representing approximately 22% of the Company’s total shares outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-month periods ended March 31, 2018 and 2017. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on Management's beliefs and assumptions and on information currently available to Management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Words such as " may ", " should ", " expect ", " project ", " plan ", " anticipate ", " believe ", " estimate ", " intend ", " budget ", " forecast ", " predict ", " potential ", " continue ", " should ", " could ", " will " or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the oil and gas industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Forward-looking statements are not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all our forward-looking statements by these cautionary statements.

Forward-looking statements in this report speak only as of their dates. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

Overview of Products & Services

We design, assemble, install, service, and sell oilfield-management technologies. Our flagship products are burner-management systems that monitor and manage burners found throughout the oil and gas industry. We believe our products provide major benefits to our customers including improved efficiency, increased safety, and enhanced compliance with evolving industry regulation. We also sell related products such as flare ignition systems, fuel-train components, atmospheric burners, pilots, secondary air control components, valve actuators, solar packages, and chemical-management systems. Our products and services aid oil and natural gas producers in the safe and efficient production and transportation of oil and natural gas.

Principal Products and Services

In the oil and natural gas industry, there are numerous demands for heat generation and control.  Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, process heaters require heat as part of their production or processing functions, which is provided by a burner flame. This burner flame is integral to the process of separating, treating, storing, and transporting oil and gas. Factors such as the API gravity, presence of hydrates, temperature and H2s content contribute to the requirement for heat in oil and gas production and processing applications. Our burner-management systems help ignite, monitor, and manage this burner flame, reducing the need for employee interaction with the burner, such as for the purposes of re-ignition or temperature monitoring.

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

Our burner-management systems have become widely used in Western Canada, and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake, ConocoPhillips, Devon, Encana, XTO, CNRL, Shell and others.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Ukraine, India, Nigeria, the Middle East, Australia, and Brazil. While we have an interest in expanding our long-term international distribution capabilities, our current principal focus is on the North American oil and gas market.

Product Extension: PF3100

The PF3100 is the Company's next generation burner-management system which is designed to operate, monitor, and control more complex, multi-faceted oilfield applications. The PF3100, is an advanced system designed to work with other Profire-engineered modules thus allowing the system to expertly manage a wide variety of applications.

Throughout the industry, Programmable Logic Controllers (PLC) are used to operate and manage custom-built oilfield applications. Though capable, PLC's can be expensive, tedious, and difficult to use. Our unique solution, the PF3100, can help manage and synchronize custom applications helping oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  The Company is selling the PF3100 for initial use in the oil and gas industry's natural-draft and forced-draft applications.

The Company frequently assesses market needs by participating in industry conferences and soliciting feedback from existing and potential customers, which enables the Company to provide quality solutions to the oil and gas producing companies it serves.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31,2017
Total Revenues	$12,169,718	$10,946,738	$10,050,192	$9,464,951	$7,824,495
Gross Profit Percentage	50.4%	53.5%	50.4%	52.6%	55.8%
Operating Expenses	$3,873,840	$3,766,299	$3,216,388	$3,145,669	$3,296,131
Net Income	$1,876,228	$1,318,899	$1,217,918	$1,312,647	$600,071
Operating Cash Flow	$1,452,939	$3,367,476	$1,579,809	$800,580	$1,964,946

As oil prices have increased over the past year or so, we have seen increased capital budgets from our customers and an increased willingness to invest in new equipment. Our revenues have steadily increased each quarter for the past five quarters primarily due to increased sales volumes. If oil prices remain at or above current levels and our customers' capital budgets increase, we expect that sales volumes will continue to increase at a moderate pace. From the quarter ended March 31, 2017 to the quarter ended March 31, 2018, revenues increased 56% with only an 18% increase in operating expenses, which enabled us to significantly increase net income 213% between the two periods.

Our gross profit percentage fluctuates each quarter due to changes in product mix. Over the past year it has stayed fairly consistent and we expect it to remain so, with normal product mix fluctuations, in future periods. We believe that our gross profit percentage could improve as the PF3100 becomes a larger contributor to revenue in future periods.

For over a year we have been focusing on optimizing and right-sizing our operations to be able to facilitate growth without increasing costs more than necessary. Our operating expenses for the quarter ended March 31, 2018 increased $577,709 compared to the same quarter in 2017, primarily due to additional staffing and labor costs required to support the revenue growth we have experienced.

Due to the reasons discussed above, net income increased 213% during the quarter ended March 31, 2018 compared to the same quarter last year. Operating cash flows decreased 26% in that same time frame due to increases in accounts receivable and inventories necessary to support our continued growth. We believe we are well positioned for continued growth in future periods.

Liquidity and Capital Resources

Working capital at March 31, 2018 was $28,605,625 compared to $26,767,433 at December 31, 2017. This change was due to increases in cash and accounts receivable from revenues and related collections, short-term investments, and inventories, which were partially offset by increased income tax payable as a result of higher net income. We currently do not have any material commitments for capital expenditures, although we are committed to maintaining the assets we have already acquired. We believe our available cash resources are sufficient to cover expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, this section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses identified as part of our 2017 year-end review of internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by Management during our internal assessment, see our annual report on Form 10-K for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

The material weaknesses mentioned above were originally discovered in an independent audit performed at the end of fiscal year 2015. Since that time the Company has not been required to have another audit on the effectiveness of internal controls; however, Management has been actively developing and implementing remediation plans for new controls and processes to address and prepare to remove the aforementioned deficiencies in future audits. We continue to work with auditors and third-party consultants to improve our control environment.

As part of the remediation efforts, Management has worked with consultants to update the Company's active risk control matrix. Through this process the Company has improved the documentation of control narratives and flow charting of all controls. In addition to updated documentation, the Company is utilizing software to automate the control documentation and testing. It is anticipated that these efforts will allow the Company to streamline its internal audit efforts and provide greater confidence in the Company's overall control environment.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, which lists risks that could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results.

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

Although we have used a portion of the proceeds from the offering to fund our operations, acquire the CMS technology, and stock repurchases, our existing cash balances continue to reflect some unused proceeds from the offering. We expect to use the remaining proceeds from the offering for expansion of our sales and service team to match the demand for our product, in research and development efforts to create new products, and for other working capital purposes. We may also use a portion of the remaining proceeds to fund additional stock repurchases or possible investments in, or acquisitions of, complementary businesses, solutions or technologies. In addition, the amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and other factors.  Accordingly, our Management will have discretion and flexibility in applying the remaining proceeds of the offering. Pending any uses, as described above, we intend to invest the net proceeds in high quality, investment grade, short-term fixed income instruments which include corporate, financial institution, federal agency or U.S. government obligations.

On May 26, 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. On May 25, 2017, when the original repurchase program expired, the Board of Directors approved another repurchase program authorizing the Company to repurchase up to $2,000,000 worth of common stock through May 31, 2018. As of March 31, 2018, the Company had repurchased a total of 5,324,742 shares of common stock pursuant to the repurchase programs for an aggregate purchase price of $6,890,349.

The table below sets forth additional information regarding our share repurchases during the three months ended March 31, 2018:

Period	(a) Total Number of Shares Purchased(1)	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January	—	$—	—	$1,403,223
February	—	$—	—	$1,403,223
March	—	$—	—	$1,403,223
Total	—		—

Item 3. Defaults Upon Senior Securities

We do not have any debt nor any current plans to obtain debt financing.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1	2018 Annual Executive Incentive Plan+* (link to PDF)

Exhibit 10.2	Restricted Stock Unit Agreement between Profire Energy and Ryan Oviatt dated March 2, 2018+* (link to PDF)

Exhibit 10.3	Restricted Stock Unit Agreement between Profire Energy and Cameron Tidball dated March 30, 2018+* (link to PDF)

Exhibit 10.4	Restricted Stock Unit Agreement between Profire Energy and Jay Fugal dated March 30, 2018+* (link to PDF)

Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+    Indicates Management contract or compensatory plan or arrangement
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	May 9, 2018	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	May 9, 2018	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer