Form 10-Q
period 2018-06-30
PROFIRE ENERGY INC
filed 2018-08-08
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Three Months Ended June 30, 2018
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

As of August 6, 2018, the registrant had 54,685,119 shares of common stock issued and 48,082,423 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,298,677	$11,445,799
Short-term investments	531,248	300,817
Short-term investments - other	3,788,507	4,009,810
Accounts receivable, net	7,311,689	8,069,255
Inventories, net	8,281,125	6,446,083
Prepaid expenses & other current assets	350,260	437,304
Income tax receivable	191,369	—
Total Current Assets	29,752,875	30,709,068

LONG-TERM ASSETS
Net deferred tax asset	—	72,817
Long-term investments	8,024,247	8,517,182
Property and equipment, net	7,801,954	7,197,499
Goodwill	997,701	997,701
Intangible assets, net	459,229	494,792
Total Long-Term Assets	17,283,131	17,279,991

TOTAL ASSETS	$47,036,006	$47,989,059

CURRENT LIABILITIES
Accounts payable	1,872,095	1,780,977
Accrued vacation	257,149	196,646
Accrued liabilities	1,048,487	1,044,284
Income taxes payable	325,272	919,728
Total Current Liabilities	3,503,003	3,941,635

LONG-TERM LIABILITIES
Net deferred income tax liability	19,073	—

TOTAL LIABILITIES	3,522,076	3,941,635

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 54,685,119 issued and 48,082,423 outstanding at June 30, 2018 and 53,931,167 issued and 48,606,425 outstanding at December 31, 2017	54,685	53,931
Treasury stock, at cost	(10,890,349)	(6,890,349)
Additional paid-in capital	27,828,804	27,535,469
Accumulated other comprehensive loss	(2,618,543)	(2,200,462)
Retained earnings	29,139,333	25,548,835
TOTAL STOCKHOLDERS' EQUITY	43,513,930	44,047,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,036,006	$47,989,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Sales of goods, net	$10,724,409	$8,834,650	$22,179,024	$16,126,879
Sales of services, net	615,352	630,301	1,330,454	1,162,568
Total Revenues	11,339,761	9,464,951	23,509,478	17,289,447

COST OF SALES
Cost of goods sold-product	4,959,539	4,035,528	10,517,249	7,090,828
Cost of goods sold-services	471,555	452,591	953,422	854,613
Total Cost of Goods Sold	5,431,094	4,488,119	11,470,671	7,945,441

GROSS PROFIT	5,908,667	4,976,832	12,038,807	9,344,006

OPERATING EXPENSES
General and administrative expenses	3,364,826	2,739,055	6,706,726	5,682,368
Research and development	317,002	275,776	720,221	479,520
Depreciation and amortization expense	129,070	130,838	257,787	279,913
Total Operating Expenses	3,810,898	3,145,669	7,684,734	6,441,801

INCOME FROM OPERATIONS	2,097,769	1,831,163	4,354,073	2,902,205

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	21,254	46,374	86,085	48,476
Other income (expense)	(4,164)	18,798	(5,956)	13,385
Interest income	174,771	54,840	225,479	86,118
Total Other Income	191,861	120,012	305,608	147,979

INCOME BEFORE INCOME TAXES	2,289,630	1,951,175	4,659,681	3,050,184

INCOME TAX EXPENSE	575,363	638,528	1,069,183	1,137,465

NET INCOME	$1,714,267	$1,312,647	$3,590,498	$1,912,719

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(427,307)	$238,543	$(394,072)	$313,656
Unrealized gains (losses) on investments	9,226	26,659	(24,009)	62,947
Total Other Comprehensive Income (Loss)	(418,081)	265,202	(418,081)	376,603

NET COMPREHENSIVE INCOME	$1,296,186	$1,577,849	$3,172,417	$2,289,322

BASIC EARNINGS PER SHARE	$0.04	$0.03	$0.07	$0.04

FULLY DILUTED EARNINGS PER SHARE	$0.03	$0.03	$0.07	$0.04

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,266,199	49,678,917	48,467,136	50,152,958

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	49,095,575	50,283,144	49,237,938	50,757,185
 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$3,590,498	$1,912,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	442,959	458,293
Gain on sale of fixed assets	(76,703)	(48,255)
Bad debt expense	141,348	121,015
Stock awards issued for services	861,189	372,086
Changes in operating assets and liabilities:
Changes in accounts receivable	548,419	(1,107,574)
Changes in income taxes receivable/payable	(790,946)	1,327,884
Changes in inventories	(2,074,974)	(646,870)
Changes in prepaid expenses	114,907	(205,781)
Changes in deferred tax asset/liability	91,890	(134,427)
Changes in accounts payable and accrued liabilities	274,744	716,436
Net Cash Provided by Operating Activities	3,123,331	2,765,526

INVESTING ACTIVITIES
Proceeds from sale of equipment	159,449	112,183
Sale of investments	368,379	66,045
Purchase of fixed assets	(1,184,126)	(181,566)
Net Cash Used in Investing Activities	(656,298)	(3,338)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(736,160)	(20,800)
Cash received in exercise of stock options	174,002	—
Purchase of Treasury stock	(4,000,000)	(2,840,932)
Net Cash Used in Financing Activities	(4,562,158)	(2,861,732)

Effect of exchange rate changes on cash	(51,997)	94,403

NET DECREASE IN CASH	(2,147,122)	(5,141)
CASH AT BEGINNING OF PERIOD	11,445,799	7,621,708
CASH AT END OF PERIOD	$9,298,677	$7,616,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income taxes	$1,691,397	$67,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
As of June 30, 2018, and December 31, 2017

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 ("Form 10-K").  The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	June 30, 2018	December 31, 2017
Raw materials	$27,482	$225,735
Finished goods	8,544,076	6,417,494
Work in process	—	—
Subtotal	8,571,558	6,643,229
Reserve for Obsolescence	(290,433)	(197,146)
Total	$8,281,125	$6,446,083

NOTE 4 – STOCKHOLDERS' EQUITY

As of June 30, 2018, and December 31, 2017, the Company held 6,602,696 and 5,324,742 shares of its common stock in treasury at a total cost of $10,890,349 and $6,890,349, respectively.

On June 14, 2018, the Board of Directors approved a grant of 52,281 RSUs to our independent directors. Half of these RSUs vested immediately and half will vest on June 14, 2019.

On May 7, 2018, Profire Energy, Inc. (the “Company”) entered into Stock Redemption Agreements (the “Stock Redemption Agreements”) with Hatch Family Holding Company, LLC ("Hatch Family Holding"), which is owned by certain trusts established by Brenton W. Hatch, the Company’s Chairman and Chief Executive Officer and Harold Albert, the Company’s co-founder and member of the Board of Directors. Pursuant to the Agreement, the Company repurchased 638,977 shares (“Redemption Shares") of its Common Stock from each of Messrs. Hatch and Albert, for an aggregate cash purchase price of $3,999,996, which amount represents the number of Redemption Shares multiplied by the 30-day average of the closing price for the Profire Common Stock as reported by the Nasdaq Capital Market for the 30 trading days immediately preceding May 2, 2018.

In June 2018, Mr. Hatch, through Hatch Family Holding, and Mr. Albert, through an entity wholly-owned by him named 1831893 Alberta Ltd (“Alberta Ltd”), sold additional shares of Common Stock in an underwritten secondary offering (the “Secondary Offering”). Mr. Hatch sold a total of 3,125,000 shares of Common Stock, and Mr. Albert sold a total of 5,000,000 shares of Common Stock.

Mr. Hatch sold shares pursuant to the Stock Redemption Agreements and the Secondary Offering in order to diversify his holding and to take advantage of estate planning opportunities. Mr. Albert sold shares pursuant to the Stock Redemption Agreements and the Secondary Offering in order to diversify his investment portfolio as part of his retirement from day-to-day operations of the Company in March 2017. Following the sale of shares by Mr. Hatch and Mr. Albert pursuant to the Redemption Agreements and the Secondary Offering, Mr. Hatch continues to own, directly or indirectly, over 17% of the Company’s outstanding Common Stock, and Mr. Albert continues to own, directly or indirectly, over 10% of the Company’s outstanding Common Stock.

NOTE 5 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sales	2018	2017	2018	2017
Canada	$1,272,056	$1,958,320	$2,570,888	$3,042,218
United States	10,067,705	7,506,631	20,938,590	14,247,229
Total Consolidated	$11,339,761	$9,464,951	$23,509,478	$17,289,447

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Profit (Loss)	2018	2017	2018	2017
Canada	$(265,830)	$246,534	$(700,494)	$(335,510)
United States	1,980,097	1,066,113	4,290,992	2,248,229
Total Consolidated	$1,714,267	$1,312,647	$3,590,498	$1,912,719

			As of
Long-lived assets			June 30, 2018	December 31, 2017
Canada			$2,261,126	$1,508,943
United States			15,022,005	15,771,048
Total Consolidated			$17,283,131	$17,279,991

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

Our customers have the right to return certain unused and unopened products within 90 days and incur an appropriate restocking fee. We provide a warranty on some of our products ranging from 90 days to two years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of June 30, 2018.

Contract Balances
All of the current contracts are expected to be completed within one year. We have elected to use the practical expedient in ASC 340-40-25-4 (regarding the incremental costs of obtaining a contact) for costs related to contracts that are estimated to be complete within one year and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. We also did not have any contract liabilities because we have not received any payments in advance of recognizing revenue.

Significant Judgments
For most revenue contracts, we invoice the customer when the performance obligation is satisfied and payment is due 30 days later. Occasionally, other terms such as progress billings or longer terms are agreed to on a case-by-case basis. We do not have significant financing components, non-cash consideration, or variable consideration. We estimate the transaction price between performance obligations based on stand-alone product prices. As of June 30, 2018, we had $2,629,162 allocated to performance obligations that were unsatisfied and we expect those obligations to be satisfied within one year.

Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	Three Months Ended June 30, 2018	Six months ended June 30, 2018
Electronics	$4,413,545	$9,220,574
Manufactured	814,731	1,769,510
Re-Sell	5,496,134	11,188,940
Other	615,351	1,330,454
	$11,339,761	$23,509,478

NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended June 30,
	2018			2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	1,714,267	48,266,199	$0.04	1,312,647	49,678,917	$0.03

Effect of Dilutive Securities
Stock options & RSUs	—	829,376		—	604,227

Diluted EPS
Net income available to common stockholders + assumed conversions	1,714,267	49,095,575	$0.03	1,312,647	50,283,144	$0.03

Options to purchase 1,195,100 shares of common stock at a weighted average price of $2.03 per share were outstanding during the three months ended June 30, 2017, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at June 30, 2018. No shares were excluded for the three months ended June 30, 2018.

	For the Six Months Ended June 30,
	2018			2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	3,590,498	48,467,136	$0.07	1,912,719	50,152,958	$0.04

Effect of Dilutive Securities
Stock options & RSUs	—	770,802		—	604,227

Diluted EPS
Net income available to common stockholders + assumed conversions	3,590,498	49,237,938	$0.07	1,912,719	50,757,185	$0.04

Options to purchase 251,600 and 1,195,100 shares of common stock at a weighted average price of $3.89 and $2.03 per share were outstanding during the six months ended June 30, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at June 30, 2018.

NOTE 8 – CONTINGENCIES

As discussed in our most recent Annual Report on Form 10-K, during the first quarter of 2018 we became aware of a mechanical issue affecting one of the actuators we manufacture and sell. The actuator is an ancillary product sold separately from our burner-management systems (BMS) and chemical-management systems (CMS). We do not believe the mechanical issue presents any significant safety concerns for customers.

At the time we filed our 10-K, we did not have enough information to effectively estimate the warranty costs we expected to incur, so we disclosed a wide possible range. During the first and second quarter of 2018, we were able to collect additional data regarding solutions to the problem and as of June 30, 2018, we estimated the remaining warranty costs to be approximately $59,000. This amount is reflected in accrued liabilities on the balance sheet.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through August 8, 2018, and there were none to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six-month periods ended June 30, 2018 and 2017. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on management's beliefs and assumptions and on information currently available to management and involve a number of risks and uncertainties.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Words such as " may ", " should ", " expect ", " project ", " plan ", " anticipate ", " believe ", " estimate ", " intend ", " budget ", " forecast ", " predict ", " potential ", " continue ", " should ", " could ", " will " or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the oil and gas industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the SEC.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Forward-looking statements in this report speak only as of their dates. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than as required by law) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

Overview of Products & Services

We are an oilfield technology company providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the creation of burner-management systems used on a variety of oilfield forced-air and natural-draft fire tube vessels. We sell our products and services primarily throughout North America. Our experienced team of industry service professionals also provides supporting services for our products.

Principal Products and Services

In the oil and natural gas industry, there are numerous demands for heat generation and control.  Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, process heaters require heat as part of their production or processing functions, which is provided by a burner flame. This burner flame is integral to the process of separating, treating, storing, and transporting oil and gas. Factors such as the American Petroleum Institute gravity, presence of hydrates, temperature and hydrogen sulfide content contribute to the requirement for heat in oil and gas production and processing applications. Our burner-management systems help ignite, monitor, and manage this burner flame, which can be done remotely, reducing the need for employee interaction with the burner, such as for the purposes of re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce gas emissions by quickly reigniting a failed flame.

Oil and gas producers can use our burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  Without burner-management systems, an employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without burner-management systems, all application monitoring is done directly on-site. Such on-site monitoring can result in the interruption of production for longer periods of time, risk in reigniting a flame, which can lead to burns and explosions, and the possibility of raw gas being vented into the atmosphere when the flame fails. In addition, without a burner-management system, burners often run longer, incurring significant fuel costs. We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, largely for improved efficiency and operational cost savings, and partly for potential regulatory-satisfaction purposes. Our burner-management systems are designed to be always on standby to make sure the burner flame is lit and managed properly, which can reduce how often a burner is running and may reduce fuel costs. We continue to assess compliance-interest in the industryand we believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations in Canada and throughout the United States.

We initially developed our first burner-management system in 2005. Since then, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with Canadian Standards Association and Underwriters Laboratories ratings.

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

Product Extension: PF3100

The PF3100 is a burner-management system which is designed to operate, monitor, and control more complex, multi-faceted oilfield appliances. The PF3100 is an advanced system designed to work with other of our engineered modules thus allowing the system to expertly manage a wide variety of applications.

Throughout the industry, Programmable Logic Controllers, or PLCs, are used to operate and manage custom-built oilfield applications. Though capable, PLCs can be expensive, tedious, and difficult to use. The PF3100 can help manage and synchronize custom applications helping oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  We are selling the PF3100 for initial use in the oil and gas industry's natural-draft and forced-draft applications.

We frequently assess market needs by participating in industry conferences and soliciting feedback from existing and potential customers, which enables us to provide quality solutions to the oil and gas producing companies we serve. Upon identifying a potential market need, we begin researching the market and developing products that might have feasibility for future sale.

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

Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we have sold historically, we acquired the assets of VIM Injection Management in November 2014, which extended our product offering to include chemical-management systems.

Chemical injection is used for a wide variety of purposes in the oil and gas industry including down-hole inhibition of wax, hydrates, and corrosion agents, so that product can flow more efficiently to the wellhead. Once at the wellhead, chemical injection can also be used to further process the oil or gas before it is sent into a pipeline, and with other applications.

Currently, a variety of pumps are used to meter the chemicals injected but are often inaccurate in injecting the proper amount of chemical, as they may not account for all of the variables that affect how much chemical should be injected (e.g., pressure, hydrogen sulfide concentration, etc.) nor the optimal efficiency rates of varying pump systems.

Inaccurate injection levels are problematic because the chemicals injected are expensive, and over-injection causes unnecessary expense for producers. Under-injection can also be problematic because it often results in the creation of poor product (i.e., with wax, hydrate, or corrosion agents) and causes problems with pipeline audits.

Our chemical-management systems monitor and manage the chemical-injection process to ensure that optimal levels of chemicals are injected. This improves the efficiency of the pump and production quality of the well, improves safety for workers that would otherwise be exposed to these chemicals, and improves compliance with pipeline operators. Like our burner-management systems, our chemical-management systems can be monitored and managed remotely via supervisory control and data acquisition or other remote-communication systems. We hold a U.S. patent related to our chemical management system and its process for supplying a chemical agent to a process fluid.

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Total Revenues	$11,339,761	$12,169,718	$10,946,738	$10,050,192	$9,464,951
Gross Profit Percentage	52.1%	50.4%	53.5%	50.4%	52.6%
Operating Expenses	$3,810,898	$3,873,840	$3,766,299	$3,216,388	$3,145,669
Net Income	$1,714,267	$1,876,228	$1,318,899	$1,217,918	$1,312,647
Operating Cash Flow	$1,670,392	$1,452,939	$3,367,476	$1,579,809	$800,580

As oil prices have increased over the past year or so, we have seen increased capital budgets from our customers and an increased willingness to invest in new equipment. Despite a decline in revenues for the quarter ended June 30, 2018 compared to the first quarter of 2018, our second quarter revenues continue to reflect a significant improvement in quarterly revenue over the last twelve months due to increased sales volumes. If oil prices remain at or above current levels and our customers' capital budgets increase, we expect that sales volumes will continue to increase at a moderate pace. From the quarter ended June 30, 2017 to the quarter ended June 30, 2018, revenues increased by $1,874,810 while operating expenses increased $665,229 , which enabled us to increase net income $401,620 or 31% for the second quarter of 2018, compared to the second quarter of 2017.

Our gross profit percentage fluctuates each quarter due to changes in product mix. Over the past year it has stayed fairly consistent within an expected range and we anticipate it will remain so for the remainder of the year, assuming normal product mix fluctuations. We believe that our gross profit percentage could improve as the PF3100 becomes a larger contributor to revenue in future periods.

For over a year we have been focusing on optimizing and right-sizing our operations to be able to facilitate growth without increasing costs more than necessary. Our operating expenses for the quarter ended June 30, 2018 increased $665,229 compared to the same quarter in 2017, primarily due to additional staffing and labor costs required to support the revenue growth we have experienced over the same period.

Due to the reasons discussed above, net income increased 31% during the quarter ended June 30, 2018 compared to the same quarter last year. Operating cash flows increased 109% in that same time frame due to increases in net income and continued collection efforts. We believe we are well positioned for continued growth in future periods.

Comparison of the six-months ended June 30, 2018 and 2017

The table below presents certain financial data comparing the six months ended June 30, 2018 to the same period ended June 30, 2017:

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Total Revenues	$23,509,478	$17,289,447	$6,220,031	36%
Gross Profit Percentage	51.2%	54.0%		(3)%
Operating Expenses	$7,684,734	$6,441,801	$1,242,933	19%
Net Income (Loss)	$3,590,498	$1,912,719	$1,677,779	88%
Operating Cash Flow	$3,123,331	$2,765,526	$357,805	13%

Revenues during the six-month period ended June 30, 2018 compared to the same period last year increased 36% while operating expenses only increased 19%. As a result of our right-sizing efforts, those changes have improved our bottom line, resulting in a 88% increase in net income. During those same periods, our gross profit percentage declined slightly by 3% primarily due to changes in product mix, direct labor cost increases, and inventory adjustments.

Liquidity and Capital Resources

Working capital at June 30, 2018 was $26,249,872 compared to $26,767,433 at December 31, 2017. This change was due to a lower cash balance, a decrease in accounts receivable resulting from ongoing collections, and decreases in short-term investments, which were partially offset by increased inventory and reduced income taxes payable. We have begun work on a new office building and research and development facility in Canada. We acquired the land in June of 2018 and expect to begin construction on the building during 2018. The building is expected to cost approximately $3,900,000 CAD or $3,000,000 USD. We believe our available cash resources are sufficient to cover expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

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

Management's Remediation Initiatives

The material weaknesses mentioned above were originally discovered in an independent audit performed at the end of fiscal year 2015. Since that time the Company has not been required to have another audit on the effectiveness of internal controls; however, Management has been actively developing and implementing remediation plans for new controls and processes to address and prepare to remove the aforementioned deficiencies in future audits. We continue to work with auditors and third-party consultants to improve our control environment. As of June 30, 2018, the Company determined that it will be required to have another audit on the effectiveness of internal controls for the year ended December 31, 2018. The Company is actively preparing for that audit.

As part of the remediation efforts, Management has worked with consultants to update the Company's active risk control matrix. Through this process the Company has improved the documentation of control narratives and flow charting of all controls. In addition to updated documentation, the Company is utilizing software to automate the control documentation and testing. The Company has also hired a full-time employee dedicated to testing and improving our internal control structure. It is anticipated that these efforts will allow the Company to streamline its internal audit efforts and provide greater confidence in the Company's overall control environment.

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

Our principal customers are oil and natural gas exploration and production companies and the original equipment manufacturers, or OEM’s, that supply the exploration and production companies with burner related equipment. Thus, the results of our operations and financial condition depend on the level of capital spending by our customers. The energy industry's level of capital spending is tied to the prevailing commodity prices of natural gas and crude oil because the amount of crude oil and natural gas that our customers can economically produce also depends on the prevailing prices for those commodities. Volatility in commodity prices may make our customers reluctant to invest in oilfields where our products would be used.  Although our products may enhance the operational efficiency of producing wells, a prolonged or substantial downturn in market price could lead to reductions or delays in the capital spending of our customers and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

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

These and other industry conditions could influence our customers’ willingness to make operating and capital expenditures to transport, refine and produce oil and natural gas. If our customers reduce or eliminate such operating and capital expenditures, it may adversely affect our business and financial condition.

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

The Canadian Dollar, or CAD, lost substantial value compared to the United States Dollar, or USD, during the nine-month transition period ended December 31, 2016 and negatively impacted our financial results. However, rates rebounded during the year ended December 31, 2017, which positively impacted our financial results. If the volatility in the CAD/USD exchange rate causes another devaluation, it could have a material adverse impact on our business and financial condition.

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

Our future business strategies may include growth through the acquisitions of other businesses.  We may not be able to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified.  Even if we are successful in integrating future acquisitions into existing operations, we may not derive the benefits, such as administrative or operational synergy or earnings, that were expected from such acquisitions, which may result in the commitment of capital resources without the expected returns on the capital.  Additionally, the competition for acquisition opportunities may increase which in turn would increase our cost of making acquisitions.

In pursuing our business strategy, from time to time we evaluate targets and enter into agreements regarding possible acquisitions. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete transactions and manage post-closing matters such as the integration of acquired businesses. However, we may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities.

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

The anticipated benefits of these acquisitions may not be realized, if at all, and we may incur significant time and costs beyond those anticipated with the integration of new acquisitions to the existing business. If we are unable to accomplish the integration and management of the combined business successfully, or achieve a substantial portion of the anticipated benefits of these acquisitions within the time frames anticipated by management, it could have a material adverse effect on our business and financial condition.

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

If the laws and regulations governing oil and natural gas exploration and production were to become less stringent, we could experience a decline in the demand for our products, which we expect would materially and adversely impact our results of operations and financial condition. These regulations are subject to change and new regulations may curtail or eliminate customer activities in certain areas where we currently operate.

Furthermore, our operations are affected by local, provincial, state, federal and foreign laws and other regulations relating to oil, gas and electric standards. Such standards can be related to safety, environmental protection, or other regulatory dimensions for the oil and gas industry.  Any change in local, provincial, state, federal and foreign laws and other regulations could adversely affect our business and financial condition.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

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

The oil industry experiences significant product liability claims. As an installer and servicer of oilfield combustion management technologies and related products, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, could malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our technology, products or services caused or contributed to the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the awarding of damages.  In addition, we may be required to participate in recalls involving our products if any of our products prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices, or in an effort to maintain good customer relationships.  Our product liability insurance may not be sufficient to cover all product liability claims, such claims may exceed our insurance coverage limits or such insurance may not continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Uninsured or underinsured claims or litigation or an increase in our insurance premiums could adversely impact our results of operations.

Although we maintain insurance protection for certain risks in our business and operations, we are not fully insured against all possible risks, nor are all such risks insurable. It is possible an unexpected judgment could be rendered against us for which we could be uninsured or underinsured and damages could be beyond the amounts we currently have reserved or anticipate incurring. Significant increases in the cost of insurance and more restrictive coverage may have an adverse impact on our results of operations. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims and assessments that may arise.

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

As part of our efforts to streamline operations and to cut costs, we outsource our manufacturing processes and other functions and continue to evaluate additional outsourcing.  If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer.  For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may prevent us from fulfilling our customers' orders on a timely basis.  The ability of these manufacturers to perform is largely outside of our control.  Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays.

We are exposed to risks of delay, cancellation, and nonpayment by customers in the ordinary course of our business activities.

We are exposed to risks of loss in the event of delay, cancellation, and nonpayment by our customers. Our customers are subject to their own operating and regulatory risks and may be highly leveraged.  We may experience financial losses in our dealings with other parties.  Any delay and any increases in the cancellation of contracts or nonpayment by our customers and/or counterparties could adversely affect our results of operations and financial condition.  In addition, the same factors that may lead to a reduction in our potential customers' spending may also increase our exposure to the risks of nonpayment and nonperformance by our existing customers. A significant reduction in our customers' liquidity may result in a decrease in their ability to pay or otherwise perform their obligations to us. Any increase in nonpayment or nonperformance by our customers, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on the operating results and adversely affect liquidity.

Our ability to successfully commercialize our technology and products may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our technologies and planned products, or if the scope of the intellectual property protection is not sufficiently broad.

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection with respect to our proprietary technology and products.   In recent years, patent rights have been the subject of significant litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the same, especially in jurisdictions which we hope to secure protection, may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications, in the United States and other jurisdictions, such discoveries are typically not published until 18 months after filing, or in some cases not at all. Therefore, we may not have been the first to make the inventions claimed in our patents or pending patent applications, or we may not have been the first to file for patent protection of such inventions.

Even if the patent applications we rely on are issued as patents, they may not be issued in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and patents may be challenged in the courts or patent offices in the United States and internationally. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop, or prevent us from stopping, others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.  As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, or otherwise provide us with a competitive advantage.

While we are not currently engaged in any material intellectual property litigation, in the future we may commence lawsuits against others if we believe they have infringed our rights.  We may not be successful in any such litigation.  Our involvement in any intellectual property litigation could require the expenditure of substantial time and other resources, may adversely affect the development of sales of our products or intellectual property, our capital resources, or may divert the efforts of our technical and management personnel, and could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to protect or enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending our patents throughout the world would be prohibitively expensive. Competitors may use our technologies, in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents, and our intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries may not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

These agreements are designed to protect our proprietary information; however, our trade secrets and other confidential information could be disclosed or competitors could otherwise gain access to our trade secrets, or that technology relevant to our business could be independently developed by a person that is not a party to such agreements. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect trade secrets and confidential information to the same extent as the laws of the United States. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have a material adverse effect on our business.

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

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities.  Such litigation or proceedings could substantially decrease our operating profits and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. As a result of their substantially greater financial resources, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we do not develop and commercialize new competitive products, our revenue may decline.

To remain competitive in the market for oilfield technologies, we must continue to develop and commercialize new products. If we are not able to develop commercially competitive products in a timely manner in response to industry demands, our business and revenues will be adversely affected. Our future ability to develop new products depends on our ability to:

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

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete.  Our success depends upon our ability to design, develop and market new or modified technologies and related products.

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

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled employees.  Our ability to scale our operations is in part, and at times, impacted by our ability to increase our labor force.  The demand for skilled oilfield employees is high and the supply is limited.  As a result of the volatility of the oil field services and technology industry, our ability to offer competitive wages and retain skilled employees may be diminished.

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

We may not be able to expand our market share in our existing markets or successfully enter new or contiguous markets especially in light of industry volatility.  In addition, such expansion could adversely affect our profitability and results of operations.  If we are unable to enter into new markets, our business could be materially and adversely affected.

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

We may not be able to achieve our planned expansion and our products may not gain access to new markets or be accepted in new marketplaces. We may not achieve greater market penetration in existing markets and we may not achieve planned operating results, or results comparable to those we experience in existing markets, in the new markets we enter.

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

We invest in industry standard security technology to protect our data and business processes against risk of data security breach and cyber-attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards.

While we believe that our security technology and processes provide adequate measures of protection against security breaches and reduce cybersecurity risks, disruptions in, or failures of, information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our business, our employees, and those with whom we do business.

Risks Relating to our Common Stock

The market price of our common stock has been and may continue to be volatile and you may have difficulty reselling any shares of our common stock..

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

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by variations in oil and gas prices, because demand for our products and services is closely related to commodity prices.  The stock market in general experiences, from time to time, extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

A small number of existing stockholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any stockholder vote.

As of July 31, 2018, our executive officers, directors, and certain beneficial owners owned approximately 32% of our common stock. As a result, our insiders have sufficient voting power to significantly influence the outcome of many matters requiring stockholder approval. These matters may include:

•	the composition of our board of directors, which has the authority to direct our business, appoint and remove our officers, and declare dividends;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our articles of incorporation and bylaws.

This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give our other stockholders the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price. The interests of these existing stockholders may differ from the interests of our other stockholders.

While we have no existing agreements or plans for mergers or other corporate transactions that would require a stockholder vote at this time, this concentration of ownership may delay, prevent or deter a change in control, or deprive investors of a possible premium for owned common stock as part of a sale of our company.

Our existing stockholders could experience dilution if we elect to raise equity capital to meet our liquidity needs or to finance strategic transactions.

As part of our growth strategy, we may desire to raise capital, issue stock to employees pursuant to the 2014 plan, or utilize our common stock to effect strategic business transactions, any of which will likely require that we issue equity or debt securities which would result in dilution to our existing stockholders. Although we intend to minimize the dilutive impact of any future capital-raising activities or business transactions, we may not effectively be able to do so.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

If any significant number of outstanding shares of our common stock are sold, such sales could have a depressive effect on the market price of our stock. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price which we deem appropriate.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal control over financial reporting and to disclose any changes in internal control over financial reporting. In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed that with respect to the standards of Section 404 of the Sarbanes-Oxley Act of 2002, the internal controls-standard to which we are subjected, we reported material weaknesses in our internal control over financial reporting. For additional information on this item, please see Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We may be subject to stockholder litigation, thereby diverting our resources, which could materially adversely affect our profitability and results of operations.

The market for our common stock is volatile, and we expect it will continue to be volatile for the indefinite future. Plaintiffs often initiate securities class action litigation against a company following periods of volatility in the market price for its securities. In addition, stockholders may bring actions against companies relating to past transactions or other matters. Any such actions could give rise to substantial damages and thereby materially adversely affect our consolidated financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with stockholder actions could materially adversely affect our business, prospects and financial condition. Litigation can be costly, time-consuming and disruptive to business operations. The defense of lawsuits could also result in diversion of our management’s time and attention away from business operations, which could harm our business.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to authorize the issuance of a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to authorize preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.  Any aspect of the foregoing, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Although we are not currently subject to Nevada’s control share law, we could become subject to Nevada’s control share law in the future. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law. If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares. Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for two years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

We may not be able to maintain compliance with the Nasdaq Capital Market's continued listing requirements.

Our common stock is listed on the Nasdaq Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on the Nasdaq Capital Market. Although we intend to comply with all of the continued listing requirements, it is possible we may fail to do so. If we fail to maintain compliance with all applicable continued listing requirements for the Nasdaq Capital Market and they determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing, to repay any future debt we could incur and fund our operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through May 25, 2017. On May 25, 2017, when the original repurchase program expired, the Board of Directors approved another repurchase program authorizing the Company to repurchase up to $2,000,000 worth of common stock through May 31, 2018. As of June 30, 2018, the Company had repurchased a total of 1,624,742 shares of common stock pursuant to the repurchase programs for an aggregate purchase price of $2,187,349. As of May 31, 2018, all repurchase programs had expired.

The table below sets forth additional information regarding our share repurchases during the three months ended June 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April	—	$—	—	$1,403,223
May	—	$—	—	$—
June	—	$—	—	$—
Total	—		—

Item 3. Defaults Upon Senior Securities

We do not have any debt nor any current plans to obtain debt financing.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1	Stock Redemption Agreement, dated May 7, 2018, between Profire Energy and Hatch Family Holding Company, LLC(1)

Exhibit 10.2	Stock Redemption Agreement, dated May 7, 2018, between Profire Energy and Harold Albert(2)

Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+    Indicates Management contract or compensatory plan or arrangement
*    Filed herewith
(1)    Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 9, 2018.
(2)    Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 9, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 8, 2018	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 8, 2018	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer