Form 10-Q
period 2018-09-30
PROFIRE ENERGY INC
filed 2018-11-07
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Three Months Ended September 30, 2018
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

As of November 6, 2018, the registrant had 54,685,759 shares of common stock issued and 48,083,063 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,637,838	$11,445,799
Short-term investments	965,105	300,817
Short-term investments - other	4,618,379	4,009,810
Accounts receivable, net	8,094,228	8,069,255
Inventories, net	10,350,075	6,446,083
Prepaid expenses & other current assets	636,476	437,304
Income tax receivable	231,967	—
Total Current Assets	33,534,068	30,709,068

LONG-TERM ASSETS
Net deferred tax asset	50,253	72,817
Long-term investments	8,023,172	8,517,182
Property and equipment, net	7,695,650	7,197,499
Goodwill	997,701	997,701
Intangible assets, net	460,307	494,792
Total Long-Term Assets	17,227,083	17,279,991

TOTAL ASSETS	$50,761,151	$47,989,059

CURRENT LIABILITIES
Accounts payable	2,879,156	1,780,977
Accrued vacation	259,808	196,646
Accrued liabilities	1,509,881	1,044,284
Income taxes payable	719,241	919,728
Total Current Liabilities	5,368,086	3,941,635

TOTAL LIABILITIES	5,368,086	3,941,635

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 54,685,759 issued and 48,083,063 outstanding at September 30, 2018 and 53,931,167 issued and 48,606,425 outstanding at December 31, 2017	54,686	53,931
Treasury stock, at cost	(10,890,349)	(6,890,349)
Additional paid-in capital	27,890,171	27,535,469
Accumulated other comprehensive loss	(2,459,865)	(2,200,462)
Retained earnings	30,798,422	25,548,835
TOTAL STOCKHOLDERS' EQUITY	45,393,065	44,047,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,761,151	$47,989,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Sales of goods, net	$10,830,592	$9,387,232	$33,009,616	$25,514,149
Sales of services, net	669,310	662,960	1,999,764	1,825,528
Total Revenues	11,499,902	10,050,192	35,009,380	27,339,677

COST OF SALES
Cost of goods sold-product	4,917,449	4,509,191	15,434,698	11,600,019
Cost of goods sold-services	484,327	479,206	1,437,749	1,333,819
Total Cost of Goods Sold	5,401,776	4,988,397	16,872,447	12,933,838

GROSS PROFIT	6,098,126	5,061,795	18,136,933	14,405,839

OPERATING EXPENSES
General and administrative expenses	3,180,726	2,771,869	9,887,451	8,454,235
Research and development	377,676	318,621	1,097,897	798,142
Depreciation and amortization expense	143,328	125,898	401,114	405,811
Total Operating Expenses	3,701,730	3,216,388	11,386,462	9,658,188

INCOME FROM OPERATIONS	2,396,396	1,845,407	6,750,471	4,747,651

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	43,904	14,017	129,989	62,492
Other income (expense)	(1,506)	25,991	(7,462)	39,377
Interest income	85,167	41,672	310,646	127,790
Total Other Income	127,565	81,680	433,173	229,659

INCOME BEFORE INCOME TAXES	2,523,961	1,927,087	7,183,644	4,977,310

INCOME TAX EXPENSE	864,874	709,169	1,934,057	1,846,634

NET INCOME	$1,659,087	$1,217,918	$5,249,587	$3,130,676

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$170,641	$327,271	$(223,431)	$640,927
Unrealized gains (losses) on investments	(11,963)	10,138	(35,972)	73,085
Total Other Comprehensive Income (Loss)	158,678	337,409	(259,403)	714,012

NET COMPREHENSIVE INCOME	$1,817,765	$1,555,327	$4,990,184	$3,844,688

BASIC EARNINGS PER SHARE	$0.03	$0.03	$0.11	$0.06

FULLY DILUTED EARNINGS PER SHARE	$0.03	$0.02	$0.11	$0.06

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,082,506	48,552,770	48,337,517	49,613,704

FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,852,167	49,369,835	49,107,178	50,346,333
 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$5,249,587	$3,130,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	667,085	675,223
Gain on sale of fixed assets	(120,825)	(62,310)
Bad debt expense	134,901	147,470
Stock awards issued for services	916,795	648,244
Changes in operating assets and liabilities:
Changes in accounts receivable	(184,951)	(2,024,858)
Changes in income taxes receivable/payable	(432,575)	840,343
Changes in inventories	(3,863,287)	634,646
Changes in prepaid expenses	(172,497)	(93,669)
Changes in deferred tax asset/liability	22,564	(139,298)
Changes in accounts payable and accrued liabilities	1,506,396	588,868
Net Cash Provided by Operating Activities	3,723,193	4,345,335

INVESTING ACTIVITIES
Proceeds from sale of equipment	219,269	140,198
Purchase of investments	(876,463)	(869,554)
Purchase of fixed assets	(1,271,997)	(214,632)
Net Cash Used in Investing Activities	(1,929,191)	(943,988)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(737,024)	(25,667)
Cash received in exercise of stock options	174,002	—
Purchase of Treasury stock	(4,000,000)	(3,120,716)
Net Cash Used in Financing Activities	(4,563,022)	(3,146,383)

Effect of exchange rate changes on cash	(38,941)	213,793

NET INCREASE (DECREASE) IN CASH	(2,807,961)	468,757
CASH AT BEGINNING OF PERIOD	11,445,799	7,553,088
CASH AT END OF PERIOD	$8,637,838	$8,021,845

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income taxes	$2,164,149	$1,282,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2018, and December 31, 2017
NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 ("Form 10-K").  The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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
As of September 30, 2018, and December 31, 2017
Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on financial position, net income, or stockholders' equity.

NOTE 3 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2018	December 31, 2017
Raw materials	$300,699	$225,735
Finished goods	10,425,104	6,417,494
Work in process	—	—
Subtotal	10,725,803	6,643,229
Reserve for Obsolescence	(375,728)	(197,146)
Total	$10,350,075	$6,446,083

NOTE 4 – STOCKHOLDERS' EQUITY

As of September 30, 2018, and December 31, 2017, the Company held 6,602,696 and 5,324,742 shares of its common stock in treasury at a total cost of $10,890,349 and $6,890,349, respectively.

NOTE 5 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Sales	2018	2017	2018	2017
Canada	$1,803,957	$1,982,739	$4,374,844	$5,024,957
United States	9,695,945	8,067,453	30,634,536	22,314,720
Total Consolidated	$11,499,902	$10,050,192	$35,009,380	$27,339,677

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Profit (Loss)	2018	2017	2018	2017
Canada	$24,224	$193,636	$(676,268)	$(141,874)
United States	1,634,863	1,024,282	5,925,855	3,272,550
Total Consolidated	$1,659,087	$1,217,918	$5,249,587	$3,130,676

			As of
Long-Lived Assets			September 30, 2018	December 31, 2017
Canada			$2,317,839	$1,508,943
United States			14,909,244	15,771,048
Total Consolidated			$17,227,083	$17,279,991

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
As of September 30, 2018, and December 31, 2017
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

Our customers have the right to return certain unused and unopened products within 90 days for an appropriate restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of September 30, 2018.

Contract Balances
We have elected to use the practical expedient in ASC 340-40-25-4 (regarding recognition of the incremental costs of obtaining a contact) for costs related to contracts that are estimated to be completed within one year. All of the current contracts are expected to be completed within one year, and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. We also did not have any material contract liabilities because we typically do not receive payments in advance of recognizing revenue.

Significant Judgments
For most revenue contracts, we invoice the customer when the performance obligation is satisfied and payment is due 30 days later. Occasionally, other terms such as progress billings or longer terms are agreed to on a case-by-case basis. We do not have significant financing components, non-cash consideration, or variable consideration. We estimate the transaction price between performance obligations based on stand-alone product prices. We elected the practical expedient by which disclosures are not required regarding the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Electronics	$4,988,293	$14,208,867
Manufactured	599,951	2,369,461
Re-Sell	5,242,348	16,431,288
Service	669,310	1,999,764
	$11,499,902	$35,009,380

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2018, and December 31, 2017
NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended September 30,
	2018			2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	1,659,087	48,082,506	$0.03	1,217,918	48,552,770	$0.03

Effect of Dilutive Securities
Stock options & RSUs	—	769,661		—	817,065

Diluted EPS
Net income available to common stockholders + assumed conversions	1,659,087	48,852,167	$0.03	1,217,918	49,369,835	$0.02

Options to purchase 251,600 and 1,569,730 shares of common stock at a weighted average price of $3.89 and $3.17 per share were outstanding during the three months ended September 30, 2018, and 2017, respectively, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at September 30, 2018.

	For the Nine Months Ended September 30,
	2018			2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	5,249,587	48,337,517	$0.11	3,130,676	49,613,704	$0.06

Effect of Dilutive Securities
Stock options & RSUs	—	769,661		—	732,629

Diluted EPS
Net income available to common stockholders + assumed conversions	5,249,587	49,107,178	$0.11	3,130,676	50,346,333	$0.06

Options to purchase 251,600 and 1,569,730 shares of common stock at a weighted average price of $3.89 and $3.17 per share were outstanding during the nine months ended September 30, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at September 30, 2018.

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

At the time we filed our 10-K, we did not have enough information to effectively estimate the warranty costs we expected to incur, so we disclosed a wide possible range. During the first and second quarters of 2018, we were able to collect additional

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2018, and December 31, 2017
data regarding solutions to the problem and as of September 30, 2018, we estimated the remaining warranty costs to be approximately $60,000. This amount is reflected in accrued liabilities on the balance sheet.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through November 7, 2018, and the following subsequent events occurred:

On October 30, 2018, our Board of Directors authorized the repurchase of up to $2,000,000 worth of our stock at Management's discretion through October 31, 2019. As of the date of this filing, no shares have been repurchased under this plan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three and nine-month periods ended September 30, 2018 and 2017. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2017.

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

Overview of Products & Services

We are an oilfield technology company providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the creation of burner-management systems used on a variety of oilfield forced-air and natural-draft fire-tube vessels. We sell our products and services primarily throughout North America. Our experienced team of industry service professionals also provides supporting services for our products.

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

Oil and gas producers can use our burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  Without burner-management systems, an employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without burner-management systems, all application monitoring is done directly on-site. Such on-site monitoring can result in the interruption of production for longer periods of time, risk in reigniting a flame, which can lead to burns and explosions, and the possibility of raw gas being vented into the atmosphere when the flame fails. In addition, without a burner-management system, burners often run longer, incurring significant fuel costs. We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, largely for improved efficiency and operational cost savings, and partly for potential regulatory-satisfaction purposes. Our burner-management systems are designed to be always on standby to make sure the burner flame is lit and managed properly, which can reduce how often a burner is running and may reduce fuel costs. We continue to assess compliance-interest in the industry and we believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations in Canada and throughout the United States.

We initially developed our first burner-management system in 2005. Since then, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with Canadian Standards Association and Underwriters Laboratories ratings.

Our burner-management systems have become widely used in Western Canada, and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake, ConocoPhillips, Devon, Encana, XTO, CNRL, Shell and others.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Ukraine, India, Nigeria, the Middle East, Australia, and Brazil. We are established in the North American oil and gas markets, which is our current primary focus, but we are also interested in expanding into more international markets as well.

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

Inaccurate injection levels are problematic because the chemicals injected are expensive, and over-injection causes unnecessary expense for producers. Under-injection can also be problematic because it often results in the creation of poor product (i.e., with wax, hydrate, or corrosion agents) and causes problems with pipeline operations.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Total Revenues	$11,499,902	$11,339,761	$12,169,718	$10,946,738	$10,050,192
Gross Profit Percentage	53.0%	52.1%	50.4%	53.5%	50.4%
Operating Expenses	$3,701,730	$3,810,898	$3,873,840	$3,766,299	$3,216,388
Net Income	$1,659,087	$1,714,267	$1,876,228	$1,318,899	$1,217,918
Operating Cash Flow	$599,862	$1,670,392	$1,452,939	$3,367,476	$1,579,809

As oil prices have increased over the past year or so, we have seen increased capital budgets from our customers and an increased willingness to invest in new equipment. Despite a decline in revenues compared to the first quarter of 2018, our revenues for the quarter ended September 30, 2018 were up slightly compared to the prior quarter. Overall, our quarterly revenues continue to reflect a significant improvement over the last twelve months due to increased sales volumes. If oil prices remain at or above current levels and our customers' capital budgets increase, we expect that sales volumes will continue to increase at a moderate pace. Revenues for the quarter ended September 30, 2018 increased by $1,449,710 compared to the quarter ended September 30, 2017, while operating expenses increased $485,342, which enabled us to increase net income $441,169 or 36% for the third quarter of 2018 compared to the third quarter of 2017.

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

For over a year we have been focusing on optimizing and right-sizing our operations to be able to facilitate growth without increasing costs more than necessary. The $485,342 increase in operating expenses compared to the same quarter in 2017 was primarily due to additional staffing and labor costs required to support the revenue growth we have experienced.

Due to the reasons discussed above, net income increased 36% during the quarter ended September 30, 2018 compared to the same quarter last year. Operating cash flows decreased 62% during the third quarter of 2018 compared to the third quarter of 2017 primarily due to increases in inventory. Assuming favorable economic conditions continue, we believe we are well-positioned for continued growth in future periods.

Comparison of the nine-months ended September 30, 2018 and 2017

The table below presents certain financial data comparing the nine months ended September 30, 2018 to the same period ended September 30, 2017:

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Total Revenues	$35,009,380	$27,339,677	$7,669,703	28%
Gross Profit Percentage	51.8%	53.0%		(1)%
Operating Expenses	$11,386,462	$9,658,188	$1,728,274	18%
Net Income	$5,249,587	$3,130,676	$2,118,911	68%
Operating Cash Flow	$3,723,193	$4,345,335	-$622,142	(14)%

Revenues during the nine-month period ended September 30, 2018 compared to the same period last year increased 28% while operating expenses only increased 18%. As a result of our right-sizing efforts, those changes have improved our bottom line, resulting in a 68% increase in net income. Our gross profit percentage declined slightly by 1% during the nine-months ended September 30, 2018, compared to the same period in 2017, primarily due to changes in product mix, direct labor cost increases, and inventory adjustments.

Liquidity and Capital Resources

Working capital at September 30, 2018 was $28,165,982 compared to $26,767,433 at December 31, 2017. This increase was primarily due to increased inventory and short-term investments, partially offset by a decrease in cash balances.

We have begun premitting and design work on a new office building and research and development facility in Canada. We acquired the land in June of 2018 and expect to begin construction on the building during 2018. Excluding the cost o the land, the building is expected to cost approximately $4,500,000 CAD or $3,500,000 USD. We believe our available cash resources are sufficient to cover construction costs for the building and other expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, Management designed and implemented (i) system controls to ensure proper segregation of duties and authorization in the cash disbursement process, (ii) system and manual controls over revenue recognition, (iii) increased documentation and precision in review controls, and (iv) restructured user access within the Company's accounting system. The reliability of internal control processes requires repeatable execution. Once these internal control enhancements have been in operation for a sufficient period of time, we believe it is likely Management will be in a position to conclude that the identified material weaknesses have been successfully remediated.

Management's Remediation Initiatives

The material weaknesses mentioned above were originally discovered in an independent audit performed at the end of fiscal year 2015. Since that time the Company has not been required to have another audit on the effectiveness of internal controls; however, the Company determined that it will be required to have an audit on the effectiveness of internal controls for the year ending December 31, 2018. Management has been actively developing and implementing remediation plans for new controls and processes to address and prepare to remove the aforementioned control deficiencies in future audits. We continue to improve our control environment.

As part of the remediation efforts, Management has updated the Company's active risk control matrix, improved the documentation of control narratives and flow charting of all controls, and implemented software to automate the control documentation and testing. The Company has also hired a full-time employee dedicated to testing and improving our internal control structure. It is anticipated that these efforts will allow the Company to streamline its internal audit efforts and provide greater confidence in the Company's control environment and control activities.

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

• political instability in the Middle East and other oil-producing regions;

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

Our operations are subject to hazards inherent in our technology's use in oilfield service operations, oilfield development and oil production activities, including fire, explosions, blowouts, spills and damage or loss from natural disasters, each of which could result in substantial damage to the oil-producing formations and oil wells, production facilities, other property, equipment and the environment, or in personal injury or loss of life. These hazards could also result in the suspension of purchasing, or in claims by employees, customers or third parties which could have a material adverse effect on our financial condition.

Some of these risks are either not insurable or insurance is available only at rates that we consider uneconomical. Although we will maintain liability insurance in an amount that we consider consistent with industry practice, the nature of these risks is such that liabilities could exceed policy limits. We may not always be successful in obtaining contractual indemnification from our customers, and customers who provide contractual indemnification protection may not maintain adequate insurance or otherwise have the financial resources necessary to support their indemnification obligations. Our insurance or indemnification arrangements may not adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.

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

Furthermore, our operations are affected by local, provincial, state, federal, and foreign laws and other regulations relating to oil, gas and electric standards. Such standards can be related to safety, environmental protection, or other regulatory dimensions for the oil and gas industry.  Any change in local, provincial, state, federal and foreign laws and other regulations could adversely affect our business and financial condition.

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

• expropriation, confiscation, or nationalization of assets;

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

Most of our products are used in hazardous production applications and involve exposure to inherent risks, including explosions and fires, where an accident or a failure of a product could result in liability for personal injury, loss of life, property damage, pollution or other environmental hazards or loss of production.  Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used.  This litigation could result in large claims for damages, including consequential damages, and could impair the market's acceptance of our products.  The frequency and severity of such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators.  These occurrences could result in substantial costs and diversion of Management's attention and resources, which could have an adverse effect on our business.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of Management's attention.

The oil industry experiences significant product liability claims. As an installer and servicer of oilfield combustion management technologies and related products, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, could malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our technology, products or services caused or contributed to the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the awarding of damages.  In addition, we may be required to participate in recalls involving our products if any of our products prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices, or in an effort to maintain good customer relationships.  Our product liability insurance may not be sufficient to cover all product liability claims, such claims may exceed our insurance coverage limits, or such insurance may not continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

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

We provide warranties as to the proper operation and conformance to specifications of the products we sell. Failure of our products to operate properly, or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment, or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business, and our earnings could be adversely affected.

Some of our products use equipment and materials that are available from a limited number of suppliers.

We purchase equipment provided by a limited number of manufacturers.  During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment.  There are a limited number of suppliers for certain materials used in burner management systems, our largest product line.  Although these materials are generally available, supply disruptions may occur due to factors beyond our control.  Such disruptions, delayed deliveries, and higher prices, could limit our ability to meet our customers' needs, or could increase the related costs, thus possibly reducing revenues and profits.

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to streamline operations and to cut costs, we outsource many of our manufacturing processes and other functions and continue to evaluate additional outsourcing.  If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer.  For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may prevent us from fulfilling our customers' orders on a timely basis.  The ability of these manufacturers to perform is largely outside of our control.  Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays.

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

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection with respect to our proprietary technology and products.   In recent years, patent rights have been the subject of significant litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the same, especially in jurisdictions in which we hope to secure protection, may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications, in the United States and other jurisdictions, such discoveries are typically not published until 18 months after filing, or in some cases not at all. Therefore, we may not have been the first to make the inventions claimed in our patents or pending patent applications, or we may not have been the first to file for patent protection of such inventions.

Even if the patent applications we rely on are issued as patents, they may not be issued in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and patents may be challenged in the courts or patent offices in the United States and internationally. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop, or prevent us from stopping, others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.  As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, or otherwise provide us with a competitive advantage.

While we are not currently engaged in any material intellectual property litigation, in the future we may commence lawsuits against others if we believe they have infringed our rights.  We may not be successful in any such litigation.  Our involvement in any intellectual property litigation could require the expenditure of substantial time and other resources, may adversely affect the development of sales of our products or intellectual property, our capital resources, or may divert the efforts of our technical and management personnel, and could have a material adverse effect on our business, results of operations, and financial condition.

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

Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our products, and to use our proprietary technologies without infringing, misappropriating, or otherwise violating the proprietary rights or intellectual property of third parties. While we are not aware of any issued or pending patent applications that could restrict our ability to operate, we may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe upon a third party's intellectual property rights, we may be temporarily or permanently prohibited from commercializing our products that are held to be infringing. We might, if possible, also be forced to redesign our products so that we no longer infringe the third party intellectual property rights, or we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business.

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

Additionally, the time and expense invested in product development may not result in commercial products, or provide revenues. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to stringent regulatory standards and performance requirements, and achieve market acceptance in a timely manner, could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.  Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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

Our development to date has largely depended, and in the future will continue to largely depend, on the efforts of our senior management.  We currently do not have key-person insurance on any of our senior management team.  Thus, the loss of any member of our senior management could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations, and financial condition.

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

If we are unable to manage growth effectively, our business, results of operations, and financial condition could be materially and adversely affected.

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

Information technology is critically important to our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing, and administrative functions. These processes collect, interpret and distribute business data and communicate internally and externally with employees, suppliers, customers, and others.

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

Risks Relating to our Common Stock

The market price of our common stock has been and may continue to be volatile and you may have difficulty reselling any shares of our common stock.

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

As of September 30, 2018, our executive officers, directors, and certain beneficial owners owned approximately 32% of our common stock. As a result, our insiders have sufficient voting power to significantly influence the outcome of many matters requiring stockholder approval. These matters may include:

• the composition of our Board of Directors, which has the authority to direct our business, appoint and remove our officers, and declare dividends;

• approving or rejecting a merger, consolidation, or other business combination;

• raising future capital; and

• amending our articles of incorporation and bylaws.

This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs, or other purchases of our common stock that might otherwise give our other stockholders the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price. The interests of these existing stockholders may differ from the interests of our other stockholders.

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

The market for our common stock is volatile, and we expect it will continue to be volatile for the indefinite future. Plaintiffs often initiate securities class action litigation against a company following periods of volatility in the market price for its securities. In addition, stockholders may bring actions against companies relating to past transactions or other matters. Any such actions could give rise to substantial damages and thereby materially adversely affect our consolidated financial position, liquidity, or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with stockholder actions could materially adversely affect our business, prospects, and financial condition. Litigation can be costly, time-consuming and disruptive to business operations. The defense of lawsuits could also result in diversion of Management’s time and attention away from business operations, which could harm our business.

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

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that our Board of Directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

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

This item is not applicable.

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

PROFIRE ENERGY, INC.

Date:	November 7, 2018	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 7, 2018	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer