Form 10-K
period 2018-12-31
PROFIRE ENERGY INC
filed 2019-03-06
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __December 31, 2018___
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of " large accelerated filer," " accelerated filer," " smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold as of the last business day of the our most recently completed second fiscal quarter was approximately $83,050,659.

As of March 4, 2019, the registrant had 49,842,924 shares of common stock, par value $0.001, issued and 47,292,137 shares outstanding.

Documents Incorporated by Reference:  Portions of the Profire Energy, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PROFIRE ENERGY, INC.
FORM 10-K

Explanatory Note

Unless otherwise indicated by the context, any reference herein to the "Company", "Profire", "we", "our" or "us" means Profire Energy, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors. Unless otherwise indicated by the context, all dollar amounts stated in this report on Form 10-K are in U.S. dollars.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on Managements' beliefs and assumptions and on information currently available to Management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Without limiting the foregoing, words such as “may,” “should,” “expect,” “project,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “budget,” “forecast,” “predict,” “potential,” “continue,” “should,” “could,” “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the oil and gas industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity; conflicts of interest between our significant investors and our other stakeholders; volatility of our operating results and share price and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A. Risk Factors, included elsewhere in this report.

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

Forward-looking statements in this report speak only as of their dates.  We undertake no obligation to amend this report or publicly revise these forward-looking statements (other than as required by law) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

PART I

Item 1. Business

Overview

We are an oilfield technology company providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the creation of burner-management systems used on a variety of oilfield forced-air and natural-draft fire-tube applications. We sell our products and services primarily throughout North America. Our experienced team of industry service professionals also provides supporting services for our products.

Profire Energy, Inc. was established on October 9, 2008, upon the closing of transactions contemplated by an Acquisition Agreement between The Flooring Zone, Inc. and Profire Combustion, Inc. and the shareholders of Profire Combustion, Inc. (the "Subsidiary"). Following the closing of the transactions, The Flooring Zone, Inc. was renamed Profire Energy, Inc. (the "Parent"). As a result of the transaction, the Subsidiary became a wholly-owned subsidiary of the Parent and the shareholders of the Subsidiary became the controlling shareholders of the Company. The Parent was incorporated on May 5, 2003 in the State of Nevada. The Subsidiary was incorporated on March 6, 2002 in the Province of Alberta, Canada.

Principal Products and Services

In the oil and natural gas industry, there are numerous demands for heat generation and control.  Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat as part of their production or processing functions, which is provided by a burner flame. This burner flame is integral to the process of separating, treating, storing, and transporting oil and gas. Factors such as the gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the requirement for heat in oil and gas production and processing applications. Our burner-management systems help ignite, monitor, and manage this burner flame, which can be operated remotely, reducing the need for employee interaction with the burner, such as for the purposes of re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce gas emissions by quickly reigniting a failed flame.

Oil and gas producers can use our burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  Without burner-management systems, an employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without burner-management systems, all application monitoring is done directly on-site. Such on-site monitoring can result in the interruption of production for longer periods of time, risk in reigniting a flame, which can lead to burns and explosions, and the possibility of raw gas being vented into the atmosphere when the flame fails. In addition, without a burner-management system, burners often run longer, incurring significant fuel costs. We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, largely for improved efficiency and operational cost savings, and partly for potential regulatory-satisfaction purposes. Our burner-management systems are designed to be always on standby to make sure the burner flame is lit and managed properly, which can reduce how often a burner is running and may reduce fuel costs. We continue to assess compliance-interest in the industry, and we believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations throughout the United States and Canada.

We initially developed our first burner-management system in 2005. Since then, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with North American standards including, Canadian Standards Association (CSA), Underwriters Laboratories (UL), and Safety Integrity Level (SIL) standards.

Our burner-management systems have become widely used in Western Canada, and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake, ConocoPhillips, Devon, Encana, XTO, CNRL, Shell, OXY, and others.  Our systems have also been sold or installed in other parts of the world, including France, Italy, Argentina, India, Nigeria, the Middle East, Australia, and Brazil. We are established in the North American oil and gas markets, which is our current primary focus, but we are working to expand into more international markets as well.

Product Extension: PF3100

The PF3100 is an advanced burner-management system which is designed to operate, monitor, control, and manage a wide variety of more complex, multi-faceted oilfield appliances. Throughout the industry, Programmable Logic Controllers, or PLCs, are used to operate and manage custom-built oilfield applications. Though capable, PLCs can be expensive, tedious, and difficult to use and install. The PF3100 can help manage and synchronize custom applications helping oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  We are selling the PF3100 for initial use in the oil and gas industry's natural-draft and forced-draft applications.

We frequently assess market needs by participating in industry conferences and soliciting feedback from existing and potential customers, allowing us to provide quality solutions to the oil and gas producing companies we serve. Upon identifying a potential market need, we begin researching the market and developing products that might have feasibility for future sale.

Additional Complementary Products

In addition to our burner- and combustion-management systems, we also supply complementary products that provide our customers with a complete solution. These products include safety and monitoring devices such as shut-down and temperature valves, pressure transmitter and switches, burners, pilots, and other combustion related equipment. We have invested heavily to develop innovative complementary products which we anticipate will help bolster continued long-term growth.

Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we have sold historically, in November 2014 we expanded our product offering to include chemical-management systems through our acquisition of VIM Injection Management assets.

Chemical injection is used for a wide variety of purposes in the oil and gas industry including down-hole inhibition of wax, hydrates, and corrosion agents, so that product can flow more efficiently to the wellhead. Once at the wellhead, chemical injection can also be used to further process the oil or gas before it is sent into a pipeline, and with other applications.

Currently, a variety of pumps are used to meter the chemicals injected but are often inaccurate in injecting the proper volume of chemical, as they may not account for all of the variables that affect how much chemical should be injected (e.g., pressure, hydrogen sulfide concentration, etc.) nor the optimal efficiency rates of varying pump systems.

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

Principal Markets and Distribution Methods

Our principal markets include Western Canada and the United States, specifically the Marcellus, Permian, Bakken, STACK, SCOOP, and Eagle Ford areas. In our experience, the oil and gas industry does not typically centralize purchasing decisions of relatively inexpensive products and services such as those we provide. Therefore, we place a strong emphasis on developing relationships with customers at the field-level. Because of this relationship-based purchasing structure, most of our sales are made directly to producers rather than through distributors.

We have also had success in working with Original Equipment Manufacturers (OEMs) who manufacture the production and processing equipment on which our products are utilized. These products can be used on new wells or as replacements for former old or defective products. We have also had success in working with strategic partners that deliver instrumentation and electrical (I&E) services in the industry. When drilling activity is high, these OEMs and I&Es provide us with a relatively easy-to-scale sales channel.

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

We believe this quality-focused approach will help us continue to remain competitive in the industry. To help assure our customers of our commitment to quality and safety, our burner-management systems have been certified to comply with CSA, UL, and SIL standards. Additionally, because we were an early-mover in the burner-management market, we have the advantage of established relationships with both suppliers and customers, which help create a barrier to new entrants.

Sources and Availability of Raw Materials

We operate under release date purchase orders with the majority of our suppliers. This allows for our procurement team to work closely with our suppliers to navigate the market fluctuations and the changing needs of our customers. In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components needed for our systems. However, as industry activity increases, there could be greater upward pressure on the price of system components.

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

Dependence upon Major Customers

During the fiscal years ended December 31, 2018 and December 31, 2017, no single customer accounted for more than 10% of our total revenues. The loss of a major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Patents, Trademarks and Other Intellectual Property

We have filed or acquired several patent applications for various product innovations, both domestically and internationally. Management will continue to assess the strategic and financial value of each potential patent as we develop various intellectual properties.

We believe that the expiration or loss of the patent we hold related to our chemical-management system and its process could materially impact Profire. This patent expires in the year 2033.

While the remaining patents and patent applications as a group are important, we do not consider any patent or applications, other than the chemical-management system patent, to be of such importance that the loss or expiration thereof would materially affect Profire.

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

Effects of Existing or Probable Governmental Regulation on our Business

We believe that our products can improve regulatory compliance for our customers. Regulations concerning emissions, safe burner ignition methods, data logging, or other regulatory dimensions that could be related to our products, may impact our customers and markets. Examples of such regulations include:

•B149.3-10, which has evolved in recent years and is effective for Alberta, governs the safety precautions that must be met concerning the ignition of the pilot and the main burner in Canada. It requires a programmable control to be used, if the controller complies with certain certification requirements promulgated by the CSA.
•Regulation 7, which was passed during fiscal year 2014 by the Colorado Department of Public Health and Environment, required that combustion devices installed after May 1, 2014, be equipped with an auto-igniter and all existing combustion devices to be equipped with an auto-igniter by May 1, 2016.

•R307-503-4(1) (b) & (c), which was passed during fiscal year 2014 by the Utah Department of Air Quality, mandated that all new open and enclosed flares have an auto-igniter. The rule required the two largest oil- and gas-producing counties in Utah to retrofit all existing enclosed flares with auto-igniters by December 1, 2015, and all other counties to comply by April 1, 2017.
•Order 25417, which was passed by North Dakota's Industrial Council, is a rule that became effective April 1, 2015, requires producers to condition crude oil before transportation and prove oil temperature is above 110 degrees Fahrenheit, to burn off toxic gases from the oil.

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

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the fiscal years ended December 31, 2018 and December 31, 2017, we spent $1,397,440 and $1,221,211, respectively, on research and development programs.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently existing in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.

During the fiscal years ended December 31, 2018 and December 31, 2017, respectively, we did not incur material direct costs to comply with applicable environmental laws. There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Employees

As of December 31, 2018, we had a total of 103 employees, 92 of whom were full-time employees.

Executive Officers of the Registrant

Name	Age	Positions Held
Brenton W. Hatch	68	Chief Executive Officer (2008 to present)

Ryan Oviatt	45	Chief Financial Officer (2015 to present)

Cameron Tidball	42	Chief Business Development Officer (2018 to present)

Jay Fugal	35	Vice President of Operations (2018 to present)

 Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website at www.profireenergy.com as soon as reasonably practicable after we file such information electronically with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).

Item 1A. Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully.

Risks Relating to Our Business

Changes in the level of capital-spending by our customers could materially and adversely impact our business and financial condition.

Our principal customers are oil and natural gas exploration and production companies and the original equipment manufacturers, or OEM’s, that supply the exploration and production companies with burner related equipment. Thus, the results of our operations and financial condition depend on the level of capital spending by our customers. The energy industry's level of capital spending is tied to the prevailing commodity prices of natural gas and crude oil because the amount of crude oil and natural gas that our customers can economically produce also depends on the prevailing prices for those commodities. Volatility in commodity prices may make our customers reluctant to invest in the oil and gas industry where our products would be used.  Although our products may enhance the operational efficiency of producing wells, a prolonged or substantial downturn in market price could lead to reductions or delays in the capital spending of our customers and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

We depend on our customers' willingness to make operating and capital expenditures to transport, refine and produce oil and natural gas. Industry conditions are influenced by numerous factors over which we have no control, such as:

•the level of oil and gas production;

•the demand for oil and gas related products;

•domestic and worldwide economic conditions;

•political instability in the Middle East and other oil-producing regions;

•the actions of the Organization of Petroleum Exporting Countries (OPEC);

•the price of foreign imports of oil and gas, including liquefied natural gas;

•natural disasters or weather conditions, such as hurricanes;

•technological advances affecting energy consumption;

•the level of oil and gas inventories;

•the cost of producing oil and gas;

•the price and availability of alternative fuels;

•merger and divestiture activity among oil and gas producers; and

•governmental regulations.

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

A portion of our consolidated revenue and consolidated operating income is in Canadian dollars.  As a result, we are subject to significant risks, including:

•Canadian currency exchange risks resulting from changes in Canadian currency exchange rates and the execution of controls in this area;

•limitations on our ability to reinvest earnings from operations in the United States to fund our operations in Canada.

If the volatility in the CAD/USD exchange rate causes a devaluation in either currency, it could have a material adverse impact on our business and financial condition.

The competitive nature of the oilfield services industry could lead to an increase of direct competitors.

As our segment within the oil and gas exploration and production industry grows and matures we expect additional companies will seek to enter this market.  New entrants to our industry may be more highly capitalized, better recognized or better situated to take advantage of market opportunities. If we are unable to adequately compete against current and future competitors, or if the competition results in price reductions or decreased demand for our products, our business, financial condition and results of operations may be materially and adversely affected.

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

The risks associated with our past or future acquisitions also include the following:

•the business culture of the acquired business may not match well with our culture;

•we may fail to retain, motivate and integrate key management and other employees of the acquired business;

•we may experience problems in retaining customers and integrating customer bases;

•we may experience complexities associated with managing the combined businesses; and

•consolidating multiple physical locations.

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

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of Management's time and attention. They may also delay the realization of the benefits we anticipate when we enter into a transaction. Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business and financial condition.

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

Our international operations involve additional risks not associated with our domestic operations.  We intend to continue our expansion into international oil and gas producing areas. The effect on our international operations from the risks we describe will not be the same in all countries and jurisdictions. Risks associated with our operations outside of the United States include risks of:

•multiple, conflicting, and changing laws and regulations, export and import restrictions, and employment laws;

•regulatory requirements, and other government approvals, permits, and licenses;

•potentially adverse tax consequences;

•political and economic instability, including wars and acts of terrorism, political unrest, boycotts, curtailments of trade and sanctions, and other business restrictions;

•expropriation, confiscation, or nationalization of assets;

•renegotiation or nullification of existing contracts;

•difficulties and costs in recruiting and retaining individuals skilled in international business operations;

•foreign exchange restrictions;

•foreign currency fluctuations;

•foreign taxation;

•the inability to repatriate earnings or capital;

•changing foreign and domestic monetary policies;

•cultural and communication challenges;

•industry-process changes in heating and flow of oil;

•regional economic downturns;

•foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction that may harm our ability to compete; and

•compliance with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act.

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

We provide warranties as to the proper operation and conformance to specifications of the products we sell. Failure of our products to operate properly, or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment, or monetary reimbursement to a customer. In the past we have received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business, and our earnings could be adversely affected.

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

Filing, prosecuting and defending our patents throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection, to develop their own products, and may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents, and our intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries may not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities.  Such litigation or proceedings could substantially decrease our operating profits and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. As a result of their substantially greater financial resources, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property-related proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we do not develop and commercialize new competitive products, our revenue may decline.

To remain competitive in the market for oilfield technologies, we must continue to develop and commercialize new products. If we are not able to develop commercially competitive products in a timely manner in response to industry demands, our business and revenues will be adversely affected. Our future ability to develop new products depends on our ability to:

•design and commercially produce products that meet the needs of our customers;

•attract and retain talented research-and-development management and personnel;

•successfully market new products; and

•protect our proprietary designs from our competitors.

We may encounter resource constraints or technical or other difficulties that could delay introduction of new products and services. Our competitors may introduce new products before we do and achieve a competitive advantage.

Additionally, the time and expense invested in product development may not result in commercial products, or provide revenues. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to stringent regulatory standards and performance requirements, and achieve market acceptance in a timely manner, could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense, and may not necessarily result in the successful commercialization of any new products.  Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled employees.  Our ability to scale our operations is in part, and at times, impacted by our ability to increase our labor force.  The demand for skilled oilfield employees is high and the supply is limited.  As a result of the volatility of the oilfield services and technology industry, our ability to offer competitive wages and retain skilled employees may be diminished.

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

Our ability to successfully expand to new markets, or expand our penetration in existing markets, depends on a number of factors including:

•our ability to market our products and services to new customers;

•our ability to provide large-scale support and training materials for a growing customer base;

•our ability to hire, train and assimilate new employees;

•the adequacy of our financial resources; and

•our ability to correctly identify and exploit new geographical markets and to successfully compete in those markets.

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

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•the underlying price of the commodities in the oil and gas industry;

•announcements of capital budget changes by a major customer;

•the introduction of new products by our competitors;

•announcements of technology advances by us or our competitors;

•current events affecting the political and economic environment in the United States or Canada;

•foreign currency fluctuations;

•conditions or industry trends, including demand for our products, services and technological advances;

•changes to financial estimates by us or by any securities analysts who might cover our stock;

•changes in our key personnel;

•government regulation of our industry;

•seasonal, economic, or financial conditions;

•our quarterly operating and financial results; or

•litigation or public concern about the safety of our products.

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

As of December 31, 2018, our executive officers, directors, and certain beneficial owners owned approximately 32% of our common stock. As a result, our insiders have sufficient voting power to significantly influence the outcome of many matters requiring stockholder approval. These matters may include:

•the composition of our Board of Directors, which has the authority to direct our business, appoint and remove our officers, and declare dividends;

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal control over financial reporting and to disclose any changes in internal control over financial reporting. In Item 9A of this report, we disclose that with respect to the standards of Section 404 of the Sarbanes-Oxley Act of 2002, the internal controls-standard to which we are subject, we concluded that our internal control over financial reporting was effective as of December 31, 2018. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we concluded that our internal controls over financial reporting were effective as of December 31, 2018, we have identified and reported material weaknesses in prior periods, and we cannot be certain that our internal control practices will ensure that we will have or maintain adequate internal control over our financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations.

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

Item 2. Properties

The following table lists the location and description of each of our facilities, the current lease expiration date (when applicable), and the facility's principal use, and approximate square footage:

Location	Lease Expiration	Use	Square Footage
Lindon, Utah	Owned	Corporate HQ & Warehouse Assembly	50,500
Spruce Grove, Alberta	Owned	Office & Warehouse Assembly	16,000
Greeley, Colorado	Owned	Office & Warehouse Storage	2,750
Victoria, Texas	August 15, 2019	Office & Warehouse Assembly	3,250
Homer, Pennsylvania	May 1, 2019	Office & Warehouse Storage	2,100

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of December 31, 2018, Management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject that we believe could have a material impact on our operations or financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Registrant's Common Equity and Holders

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "PFIE." As of March 4, 2019, there were approximately 80 shareholders of record for our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks, or other fiduciaries.

The table below displays the high and low closing prices of our common stock as quoted by the NASDAQ Capital Market during each quarter presented:

Quarter Ended	High	Low
March 31, 2017	$1.62	$1.18
June 30, 2017	$1.48	$1.16
September 30, 2017	$1.99	$1.20
December 31, 2017	$2.09	$1.75
March 31, 2018	$2.95	$1.82
June 30, 2018	$5.16	$2.64
September 30, 2018	$3.78	$2.50
December 31, 2018	$3.37	$1.43

Dividends

The Company has not declared or paid any dividends in the past two years and does not intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below displays information relating to equity compensation:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,248,446	$1.36	2,593,149
Equity compensation plans not approved by security holders	—	—	—
Total	1,248,446	$1.36	2,593,149

Issuer Purchases of Equity Securities

On November 5, 2018, the Company announced that its Board of Directors had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through October 31, 2019 at Management's discretion. The Board had previously authorized other share repurchase programs that had expired.

The table below sets forth additional information regarding our share repurchases during the three months ended December 31, 2018:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October	—	$—	—	$—
November	27,900	$2.01	27,900	$1,943,858
December	322,858	$1.90	322,858	$1,329,866
Total	350,758		350,758

Item 6. Selected Financial Data

This section is not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this annual report on Form 10-K.

Results of Operations

Revenues, Cost of Goods Sold, and Gross Profit

The table below presents information regarding revenues, cost of goods sold, and gross profit.

	For the Year Ended December 31, 2018	% of Revenue	For the Year Ended December 31, 2017	% of Revenue	$ Change	% Change
Total Revenues	45,614,535	100%	38,286,376	100%	$7,328,159	19%
Total Cost of Goods Sold	22,713,355	50%	18,022,469	47%	$4,690,886	26%
Gross Profit	22,901,180	50%	20,263,907	53%	$2,637,273	13%

Total revenues increased 19% due to the hard work of our sales and service teams to capitalize on the rebound of oil prices and increased capital spending from our customers for most of 2018. Oil prices were up 25% in the first nine months of the year before dropping sharply in the fourth quarter. We continue to focus our resources in geographic areas that we believe have the greatest potential for improved revenues and return on investment. However, continued volatility in commodity prices, or a significant decrease in the price of oil during 2019, could cause our customer to reduce operating and capital expenditures, which would adversely affect our revenues.

Total cost of goods sold increased due to the increase in revenues. As a percentage of revenue, cost of goods sold increased by 3%, which is largely attributable to changes in the inventory reserve and product mix. We continue to work with our suppliers to control our inventory costs, which has the largest impact on margin. As a result of the aforementioned changes, total gross profit increased by $2,637,273 during 2018 compared to 2017. As a percentage of revenues, total gross profit decreased 3% between the periods.

Operating Expenses

The table below presents information on operating expenses:

	For the Year Ended December 31, 2018	% of Revenue	For the Year Ended December 31, 2017	% of Revenue	$ Change	% Change
General and administrative expenses	13,029,228	29%	11,676,693	30%	$1,352,535	12%
Research and development	1,397,440	3%	1,221,211	3%	$176,229	14%
Depreciation and amortization expense (inclusive of amounts in COGS)	896,157	2%	890,018	2%	$6,139	1%

General and administrative expenses increased by $1,352,535 or 12% between the periods but decreased as a percentage of revenue. While general and administrative expenses increased 12% during 2018, revenues increased 19% during the same period. The majority of the increase in general and administrative expenses was due to an expanded labor force required to meet the increased demand from our customers. We intend to continue to expand our labor force in 2019 to meet market demand and support our expanding product offerings. As a result, general and administrative expenses could increase as a percentage of revenues in future periods.

Research and development expenses increased between the periods, but remained the same as a percentage of revenue. We are continuing to prioritize research and development projects to ensure that we remain a leader in technology and automation in the oil and gas industry. We intend to increase our research and development efforts during 2019 in order to expand our product offerings. As a result, research and development expenses could increase as a percentage of our revenues.

Depreciation and amortization expense increased slightly in 2018 compared to 2017 due to the recognition of a full year of depreciation for assets purchased towards the end of 2017. Refer to Note 4 of the financial statements included in this report for further details on property and equipment and depreciation expense.

Liquidity and Capital Resources

Management is committed to maintaining strong liquidity in an effort to be conservative and be able to respond quickly to changes in industry or economic conditions. The Company currently has no long-term debt, and does not have any immediate plans that would require long-term financing. While Management believes sources of financing are available if needed, we cannot be certain that financing would be available to us on favorable terms, or at all. We currently do not expect any material changes to our capital resource mix during the next year.

We acquired land for a new office building and research and development facility in Canada in June of 2018 and have begun construction. Excluding the cost of the land, the total cost of the building is expected to be $3,500,000 USD and as of December 31, 2018 we had spent $395,303 towards its construction. We believe our available cash resources are sufficient to cover construction costs for the building and other expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

The table below presents information on cash and investments:

	December 31, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	10,101,932	11,445,799	$(1,343,867)	(12)%
Short-term investments	961,256	300,817	$660,439	220%
Short-term investments - other	3,596,484	4,009,810	$(413,326)	(10)%
Long-term investments	7,978,380	8,517,182	$(538,802)	(6)%
Total	22,638,052	24,273,608	(1,635,556)	(7)%

The Company invests its available cash in investment grade securities. All of the investments either mature within one year or can be sold quickly in response to liquidity needs, if necessary.

The table below presents information regarding cash flows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	$ Change	% Change
Net Cash Provided by Operating Activities	$5,552,556	$7,712,811	$(2,160,255)	(28)%
Net Cash Used in Investing Activities	$(1,568,487)	$(805,508)	$(762,979)	95%
Net Cash Used in Financing Activities	$(5,233,156)	$(3,239,007)	$(1,994,149)	62%
Effect of exchange rate on Cash	$(94,780)	$97,882	$(192,662)	(197)%
Net Increase (Decrease) in Cash	$(1,343,867)	$3,766,178	$(5,110,045)	(136)%

Despite the economic difficulties that have faced the oil and gas industry in recent years, we have continued to maintain positive cash flows from operations. The overall decrease in operating cash flows during 2018 was primarily due to purchases of inventories, partially offset by a reduction in accounts receivable from better collections. Net cash used in investing activities increased primarily as a result of purchasing additional fixed assets. During the year ended December 31, 2018 we purchased $1,927,906 in fixed assets, which were partially offset by proceeds from sales of fixed assets of $219,063. The increase in cash used in financing activities was due to repurchasing more shares of our own stock and an increase in employees surrendering equity awards to cover taxes. As discussed in Note 7 to the financial statements, during the year the Company repurchased 1,628,712 shares of our common stock for a total price of $4,670,134. The net decrease in cash was caused primarily by the aforementioned activities.

We intend to continue to invest in our operations in order to expand our capacity and product offerings during 2019. These activities could reduce our cash flow from operations or result in a negative cash flow from operations, depending on our revenues. As a result, we could continue to experience a net decrease in cash in future periods, and our overall cash balances could decrease.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Profire Energy, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). We also have audited Profire Energy, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

Basis for Opinion

Profire Energy, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report Internal Control over Financial Reporting, appearing under Item 9. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Salt Lake City, UT
March 6, 2019

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of
ASSETS	December 31, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$10,101,932	$11,445,799
Accounts receivable, net	6,885,296	8,069,255
Inventories, net	9,659,571	6,465,847
Income tax receivable	173,124	—
Short term investments	961,256	300,817
Investments - other	3,596,484	4,009,810
Prepaid expenses & other current assets	473,726	437,304
Total Current Assets	31,851,389	30,728,832

LONG-TERM ASSETS
Long-term investments	7,978,380	8,517,182
Property and equipment, net	8,020,462	7,197,499
Deferred tax asset, net	85,092	72,817
Goodwill	997,701	997,701
Intangible assets, net	429,956	494,792
Total Long-Term Assets	17,511,591	17,279,991

TOTAL ASSETS	$49,362,980	$48,008,823

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,177,985	1,780,977
Income taxes payable	1,172,191	919,728
Accrued vacation	311,435	237,949
Accrued liabilities	1,445,510	1,022,745
Total Current Liabilities	4,107,121	3,961,399

TOTAL LIABILITIES	4,107,121	3,961,399

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 49,707,805 issued and 47,932,305 outstanding at December 31, 2018 and 53,931,167 issued and 48,606,425 outstanding at December 31, 2017	49,708	53,931
Treasury stock, at cost	(2,609,485)	(6,890,349)
Additional paid-in capital	28,027,742	27,535,469
Accumulated other comprehensive loss	(2,895,683)	(2,200,462)
Retained earnings	22,683,577	25,548,835
Total Stockholders' Equity	45,255,859	44,047,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,362,980	$48,008,823
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
REVENUES
Sales of goods, net	$42,870,050	$35,502,510
Sales of services, net	2,744,485	2,783,866
Total Revenues	45,614,535	38,286,376

COST OF SALES
Cost of goods sold-product	20,789,229	16,116,161
Cost of goods sold-services	1,924,126	1,906,308
Total Cost of Goods Sold	22,713,355	18,022,469

GROSS PROFIT	22,901,180	20,263,907

OPERATING EXPENSES
General and administrative expenses	13,029,228	11,676,693
Research and development	1,397,440	1,221,211
Depreciation and amortization expense	500,554	526,583

Total Operating Expenses	14,927,222	13,424,487

INCOME FROM OPERATIONS	7,973,958	6,839,420

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	129,989	62,492
Other income (expense)	(7,414)	40,992
Interest income	501,429	180,325

Total Other Income	624,004	283,809

INCOME BEFORE INCOME TAXES	8,597,962	7,123,229

INCOME TAX EXPENSE	2,517,200	2,673,694

NET INCOME	$6,080,762	$4,449,535

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(660,190)	$587,951
Unrealized gains (losses) on investments	(35,031)	22,330

Total Other Comprehensive Income (Loss)	(695,221)	610,281

COMPREHENSIVE INCOME	$5,385,541	$5,059,816

BASIC EARNINGS PER SHARE	$0.13	$0.09
FULLY DILUTED EARNINGS PER SHARE	$0.12	$0.09
BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	$48,471,011	$49,365,592
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	$49,222,353	$49,858,435
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2016	50,705,933	$53,582	$26,628,983	$(2,810,743)	$(3582805)	$21,099,300	$41,388,317
Stock based compensation	—	—	838,298	—	—	—	838,298
Stock issued in exercise of stock options	86,333	86	111,590	—	—	—	111,676
Stock issued in settlement of RSUs	262,584	263	(263)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(43,139)	—	—	—	(43,139)
Treasury stock repurchased	(2,448,425)	—	—	—	(3,307,544)	—	(3,307,544)
Foreign currency translation	—	—	—	587,951	—	—	587,951
Unrealized losses on investments	—	—	—	22,330	—	—	22,330
Net Income For the Year Ended December 31, 2017	—	—	—	—	—	4,449,535	4,449,535
Balance, December 31, 2017	48,606,425	$53,931	$27,535,469	$(2,200,462)	$(6,890,349)	$25,548,835	$44,047,424

Stock based compensation	—	—	1,094,790	—	—	—	1,094,790
Stock issued in exercise of stock options	491,650	492	173,510	—	—	—	174,002
Stock issued in settlement of RSUs	262,942	263	(263)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(775,764)	—	—	—	(775,764)
Treasury stock repurchased	(1,628,712)	—	—	—	(4,670,134)	—	(4,670,134)
Retirement of treasury stock	200,000	(4,978)	—	—	8,950,998	(8,946,020)	—
Foreign currency translation	—	—	—	(660,190)	—	—	(660,190)
Unrealized losses on investments	—	—	—	(35,031)	—	—	(35,031)
Net Income For the Year Ended December 31, 2018	—	—	—	—	—	6,080,762	6,080,762
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
OPERATING ACTIVITIES
Net Income	$6,080,762	$4,449,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	896,681	889,724
Gain on sale of fixed assets	(117,693)	(62,574)
Bad debt expense	186,882	262,766
Stock awards issued for services	1,059,000	841,166
Changes in operating assets and liabilities:
Changes in accounts receivable	911,981	(2,591,392)
Changes in income taxes receivable/payable	71,397	1,040,713
Changes in inventories	(3,417,671)	1,346,919
Changes in prepaid expenses	(14,301)	(49,923)
Changes in deferred tax asset/liability	(12,275)	(11,876)
Changes in accounts payable and accrued liabilities	(92,207)	1,597,753

Net Cash Provided by Operating Activities	5,552,556	7,712,811

INVESTING ACTIVITIES
Proceeds from sale of equipment	219,063	140,462
Purchase of investments	140,356	(334,910)
Purchase of fixed assets	(1,927,906)	(611,060)

Net Cash Used in Investing Activities	(1,568,487)	(805,508)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(737,024)	(43,139)
Cash received in exercise of stock options	174,002	111,676
Purchase of Treasury stock	(4,670,134)	(3,307,544)

Net Cash Used in Financing Activities	(5,233,156)	(3,239,007)

Effect of exchange rate changes on cash	(94,780)	97,882

NET INCREASE (DECREASE) IN CASH	(1,343,867)	3,766,178
CASH AT BEGINNING OF PERIOD	11,445,799	7,679,621

CASH AT END OF PERIOD	$10,101,932	$11,445,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income taxes	$2,163,826	$1,710,135

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
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

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholder's equity.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which makes many changes to accounting for leases. The standard is effective for public companies with interim and annual periods beginning after December 15, 2018. Many of the leases that are currently accounted for as operating leases will have to be capitalized and accounted for similarly to how capital leases are currently accounted for, unless certain criteria are met. We do not believe it will have a material impact on us because we do not have many lease agreements.

The Company has evaluated all other recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had, nor is expected to have, a material impact on the Company's financial position, results of operations, or cash flows.

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

Foreign Currency and Comprehensive Income

The functional currencies of the Company and its Subsidiary in Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the Subsidiary were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.7336 and 0.7954 were used to convert the Company's December 31, 2018 and December 31, 2017 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7717 and 0.7713 for the years ended December 31, 2018 and December 31, 2017, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

In addition to foreign currency translation gains and losses, the Company recognizes unrealized holding gains and losses on available-for-sale securities as part of comprehensive income, as discussed in the investments policy below.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "investments-other." Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as "short term investments-other." Certificates of deposit with remaining maturities greater than one year are classified as "long term investments-other." Our cash and cash equivalents held in FDIC insured institutions can exceed the federally insured limit periodically and at the end of reporting periods. Our balances exceeded federally insured amounts by $8,091,348 and $8,892,402 as of December 31, 2018 and December 31, 2017, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based on past collectability and customer relationships. The Company recorded an allowance for doubtful accounts of $144,940 and $133,884 as of December 31, 2018 and December 31, 2017, respectively. Uncollectible accounts are written off after all collection efforts have been exhausted and Credit Committee approval is granted. Bad debt expense recognized was $186,880 and $262,654 for the years ended December 31, 2018 and December 31, 2017, respectively.

Inventories

The Company's inventories are valued at the lower of cost (the purchase price, including additional fees) or market. Inventory costs are determined based on the average cost basis. A reserve for slow-moving and potentially obsolete inventories is recorded as of each balance sheet date and total inventories are presented net of that reserve.

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

The Company accumulates unrealized gains and losses, net of tax, on the Company's available-for-sale securities in Accumulated Other Comprehensive Income (Loss) in the Shareholders' Equity section of its balance sheets. Such unrealized gains or losses do not increase or decrease net income for the applicable accounting period. The Company includes realized gains and losses on its available-for-sale securities in other income (expense), in its Statements of Operations. Dividend and interest income earned on all investments is included in earnings as other income.

Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the asset's carrying amount. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other" ("ASC 350"). Goodwill is tested for impairment at the reporting unit level. The reporting unit for goodwill testing purposes is the consolidated company as a whole.

Other Intangible Assets

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
The Company accounts for Other Intangible Assets under the guidance of ASC 350, "Intangibles—Goodwill and Other." The Company capitalizes certain costs related to patent technology, as a substantial portion of the purchase price related to the Company's acquisition transactions has been assigned to patents. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives and tested annually for impairment or more frequently as circumstances warrant. Intangible assets with indefinite lives are tested annually for impairment.

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

Revenue Recognition

As part of the adoption of ASC 606 on January 1, 2018, the Company's revenue recognition policy has been updated. Refer to the Note 8 for further details.

Cost of Sales

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses and recognizes the expense when incurred. The Company incurred advertising costs of $72,290 and $102,845 during the years ended December 31, 2018 and December 31, 2017, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, "Share-Based Payments," which requires all share-based payments to employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock options. The intrinsic value method is used to value restricted stock and restricted stock units. The Company has elected to recognize forfeitures as they occur.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's four largest customers represented approximately 16% and 15% of total sales during the years ended December 31, 2018 and December 31, 2017, respectively.

Income Taxes

The Parent is subject to US income taxes on a stand-alone basis. The Parent and its Subsidiary file separate stand-alone tax returns in each jurisdiction in which they operate. The Subsidiary is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences on the basis of assets and liabilities as reported for financial statement and income tax purposes. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
any. The Company makes estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income for each full fiscal year.

Shipping and Handling Fees and Costs

The Company records all amounts billed to customers related to shipping and handling fees as revenue. The Company classifies expenses for shipping and handling costs as cost of goods sold.

Defined Contribution Retirement Plan

The Company matches employee contributions to our 401(k) plan up to 4% of their annual salary. The expense is recognized as part of general and administrative expenses on the income statement and was $160,378 and $123,949 for the years ended December 31, 2018 and December 31, 2017, respectively. There were no changes made to the plan during either period.

Property and Equipment

Property and equipment are stated at historical cost and depreciated over the useful life of the asset using the straight-line method. Useful lives are assigned to assets depending on their category. For details regarding property and equipment, refer to Note 4.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Bond and mutual fund investments are presented at fair value as of the balance sheet date and accumulated gains or losses on those investments are reported in other comprehensive income. Refer to Note 3 for further details regarding instruments recorded at fair value.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. Refer to Note 10 for further details on the earning per share calculation.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
NOTE 2 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	December 31, 2018	December 31, 2017
Raw materials	$76,319	$245,499
Finished goods	10,474,522	6,417,494
Work in process	—	—
Subtotal	10,550,841	6,662,993
Reserve for obsolescence	(891,270)	(197,146)
Total	$9,659,571	$6,465,847

NOTE 3 - FINANCIAL INSTRUMENTS AND INVESTMENTS

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

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from financial instruments and any declines in the value of investments are temporary in nature. Money market funds and certificates of deposits are shown at cost on the balance sheet and their adjusted cost approximates their fair value.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of December 31, 2018 and 2017:

	December 31, 2018
	Adjusted Cost	Pre-Tax Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$453,706	$—	$453,706	$453,706	$—	$—
Mutual Funds	1,626,236	(80,557)	1,545,679	—	—	1,545,679
	2,079,942	(80,557)	1,999,385	453,706	—	1,545,679

Level 2
Certificates of Deposit	$3,596,484	$—	$3,596,484	$—	$3,596,484	$—
Corporate Bonds	2,162,162	(39,072)	2,123,090	—	149,672	1,973,418
Municipal Bonds	5,320,242	(49,375)	5,270,867	—	811584	4,459,283
	11,078,888	(88,447)	10,990,441	—	4,557,740	6,432,701

Total	$13,158,830	$(169,004)	$12,989,826	$453,706	$4,557,740	$7,978,380

	December 31, 2017
	Adjusted Cost	Pre-Tax Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$888,942	$—	$888,942	$888,942	$—	$—
Mutual Funds	1,626,236	(29,679)	1,596,557	—	—	1,596,557
	2,515,178	(29,679)	2,485,499	888,942	—	1,596,557

Level 2
Certificates of Deposit	$4,009,810	$—	$4,009,810	$—	$4,009,810	$—
Corporate Bonds	2,228,855	(30,081)	2,198,774	—	300,817	1,897,957
Municipal Bonds	5,084,573	(61,905)	5,022,668	—	—	5,022,668
	11,323,238	(91,986)	11,231,252	—	4,310,627	6,920,625

Total	$13,838,416	$(121,665)	$13,716,751	$888,942	$4,310,627	$8,517,182

Pre-tax unrealized gains (losses) on investments incurred during the periods are presented below:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Unrealized Holding Gains (Losses)	(47,339)	57,543

The maturities for bonds held by the Company as of December 31, 2018 are presented in the table below:

Maturity	Fair Value
Less Than One Year	961,256
1-2 years	2,073,672
2-5 years	4,111,242
5-10 years	247,787
Over 10 years	—
7,393,957

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and their estimated useful lives are as in the table below:

	As of
	December 31, 2018	December 31, 2017	Est. Useful Life
Furniture and fixtures	$476,386	$458,643	7 years
Computers	346,773	331,422	3 years
Software	238,212	231,526	2 years
Machinery and equipment	663,409	651,143	7 years
Vehicles	2,892,912	2,719,026	5 years
Land and buildings	7,944,277	6,933,903	30 years
Total property and equipment	12,561,969	11,325,663
Accumulated depreciation	(4,541,507)	(4,128,164)
Net property and equipment	$8,020,462	$7,197,499

The table below shows total depreciation and amortization expense and how depreciation is allocated between cost of goods sold and operating expenses:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Cost of goods sold - product depreciation	$260,801	$250,369
Cost of goods sold - service depreciation	134,802	113,066
Operating expense depreciation	472,547	497,940
Amortization expense	28,007	28,643
Total depreciation & amortization expense	$896,157	$890,018

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

Definite-lived intangible assets

	As of
	December 31, 2018	December 31, 2017
Distribution agreements	$38,775	$41,984
Less: Accumulated amortization	$(38,775)	(41,984)
Distribution agreements, net	—	—

Patents, trademarks, copyrights, and domain names	$540,264	584,980
Less: Accumulated amortization	$(110,308)	(90,188)
Patents, trademarks, copyrights, and domain names, net	429,956	494,792

Total definite-lived intangible assets, net	$429,956	$494,792

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
Estimated amortization expense for the next five years related to the definite-lived intangible assets is displayed in the following table:

For the Years Ending December 31,	Amount
2019	$28,103
2020	28,103
2021	28,103
2022	28,103
2023	28,103

Indefinite-lived intangible assets

	As of
	December 31, 2018	December 31, 2017
Goodwill	$997,701	$997,701

The Company determined that the fair value of the reporting unit related to the goodwill was not less than its carrying value. As such, the Company did not have any impairment for the year ended December 31, 2018.

NOTE 6 – PROVISION FOR INCOME TAXES

During the years ended December 31, 2018 and December 31, 2017, the Company recognized no interest or penalties related to income taxes. Accordingly, the Company had no accruals for interest and penalties at December 31, 2018 nor December 31, 2017. If the Company were to incur such charges, it would elect to recognize interest related to underpayment of income taxes in interest expense and recognize any penalties in operating expenses.

The Company is current on its U.S. and Canadian income tax filings. Tax years that remain open for examination are 2016 through 2018 in the U.S. and 2013 through 2018 in Canada. At December 31, 2018 and December 31, 2017, the Company did not have any operating loss carryforwards nor tax credit carryforwards. The Company invests in available-for-sale securities that are reported on the balance sheet at fair value, with the gains/losses reported net of tax as part of Other Comprehensive Income (OCI). The tax benefit allocated to OCI during the year ended December 31, 2018 was $12,308 and the tax expense allocated to OCI during the year ended December 31, 2017 was $14,961.

The Company has not provided a valuation allowance at December 31, 2018 nor December 31, 2017. The valuation allowance did not change between December 31, 2017 and December 31, 2018. Realization of the deferred tax asset is dependent on generating sufficient taxable income to offset the tax items that will be deductible in the future. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
The table below outlines the components of income tax expense (benefit):

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Current
Federal	$2,442,638	$2,482,978
State	128,560	130,683
Foreign	(54,032)	86,872
Total Current	2,517,166	2,700,533
Deferred
Federal	31	(55,563)
State	3	(2,924)
Effect of tax rate change	—	31,648
Total Deferred	34	(26,839)
Total Provision for Income Taxes	$2,517,200	$2,673,694

The table below reconciles our effective tax rate to the statutory tax rate:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Federal statutory tax rate	24.9%	34.0%
State statutory tax rate, net of federal effect	3.3%	3.3%
Meals & entertainment	2.0%	1.0%
Gain/loss on sale of PPE	2.0%	—%
Goodwill	(3.0)%	(2.0)%
Tax exempt interest	(10.0)%	(10.0)%
Other	10.0%	11.2%
Effective tax rate	29.3%	37.5%

The table below shows the components of deferred taxes:

	As of
	December 31, 2018	December 31, 2017
Stock compensation	$64,861	$238,412
Bad debt	31,806	25,523
Inventory reserve	229,153	50,234
Amortization	4,967	—
Unrealized loss on investments	43,941	31,632
Deferred tax asset	$374,728	$345,801

Depreciation	$289,636	$271,871
Amortization	—	1,113
Deferred tax liability	$289,636	$272,984

Net Deferred Tax Asset	$85,092	$72,817

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
NOTE 7 – STOCKHOLDERS' EQUITY

As described in Note 1, treasury stock is recorded at cost until reissued or retired. As of December 31, 2018 and December 31, 2017, the Company held 1,775,500 and 5,324,742 shares in treasury at a total cost of $2,609,485 and $6,890,349, respectively. All purchases of treasury stock have been made at market prices.

NOTE 8 - REVENUE

On January 1, 2018, we adopted Topic 606. We elected to use the modified retrospective approach for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting method under Topic 605. As a result of applying the new standard, there were no changes to any financial statement line items.

Performance Obligations

Our performance obligations include providing product and servicing our product. We recognize product revenue performance obligations in most cases when the product is delivered to the customer. Occasionally, if we are shipping the product on a customer’s account, we recognize revenue when the product has been shipped. At that point in time, the control of the product is transferred to the customer. When we perform service work, we apply the practical expedient that allows us to recognize service revenue when we have the right to invoice the customer for the work completed. We do not engage in transactions acting as an agent. We usually satisfy our performance obligations within a few months of entering into the contract. Depending on the size of the project, the performance obligations could be satisfied sooner or later.

Our customers have the right to return certain unused and unopened products within 90 days for an appropriate restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of December 31, 2018.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

For the Year Ended December 31, 2018
Electronics	18,243,670
Manufactured	2,968,204
Re-Sell	21,658,176
Service	2,744,485
Total Revenue	45,614,535

 NOTE 9 – STOCK-BASED COMPENSATION

Periodically the Company issues stock-based awards to employees and independent directors. Vesting terms for outstanding grants vary by grant, ranging from immediate to ratably over 5 years. Typically, grants expire one year after the final vesting. The Board has authorized 4,812,000 shares to be granted for such awards under the Company's 2014 Equity Incentive Plan (the "Plan"). Historically, the Company has only issued non-qualified stock options, restricted stock, and restricted stock units; however, the Plan does allow for other types of awards to be granted in the future. Most awards have been exercisable or convertible based solely on meeting service conditions; however, some grants to executives have been made convertible based on meeting both service and performance conditions. Upon exercise or conversion, the Company may issue new shares or reissue shares held in treasury, at the discretion of Management. The Company has elected to recognize forfeitures as they occur.

The Company uses the Black-Scholes method for measuring compensation cost of stock options and the intrinsic value method for measuring compensation cost of restricted stock and restricted stock units. Total compensation cost for share-based payments recognized in income was $989,651 and $794,939 during the years ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the Company had $465,163 in unamortized compensation expense with a weighted average of 2.23 years remaining. The Company received $174,002 and $111,676 in cash from the exercise of share options during the years ended December 31, 2018 and December 31, 2017, respectively. For the tax effect on total compensation expense and the exercise of options, see Note 6 for the income tax provision.

During the years ended December 31, 2018 and December 31, 2017, the intrinsic value of options exercised was $2,430,697 and $42,532, respectively. The total fair value of options, restricted stock, and restricted stock units vested during the years ended December 31, 2018 and December 31, 2017 was $1,071,031 and $861,737, respectively. During the years ended December 31, 2018 and December 31, 2017 the Company granted 425,767 and 162,839 awards, respectively, with weighted-average grant date fair values of $2.54 and $1.87, respectively.

Information regarding outstanding options, restricted stock awards, and restricted stock units is summarized in the tables below:

Total Outstanding and Exercisable Awards December 31, 2018
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	0.51	376,380	2.59	$0.00	—
$0.52	1.09	170,666	1.40	$1.01	74,499	1.40	$1.01
$1.10	1.27	300,000	0.84	$1.17	300,000	0.84	$1.17
$1.28	2.61	151,000	0.49	$1.37	151,000	0.49	$1.37
$2.62	4.03	250,400	0.95	$3.89	238,400	0.93	$3.88
		1,248,446	1.42	$1.36	763,899	0.85	$2.04

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017

Total Outstanding and Exercisable Awards December 31, 2017
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	1.09	510,402	2.26	$0.55	80,666	2.40	$1.01
$1.10	1.27	525,000	1.84	$1.17	262,500	1.84	$1.17
$1.28	1.56	546,000	1.35	$1.37	439,500	1.36	$1.37
$1.57	2.8	305,000	0.18	$1.75	305,000	0.18	$1.75
$2.81	4.03	266,000	1.97	$3.89	239,600	1.93	$3.88
		2,152,402	1.60	$1.49	1,327,266	1.35	$1.85

Information regarding stock options for the year ended December 31, 2018 is summarized in the tables below:

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	1,919,000	$1.67		1.22		$997,970
Exercised/Released	(977,234)	$1.42	$3.91	1.22		$2,430,697
Canceled/Forfeited	(4,200)	$1.87		1.38		$3,911
Expired	(65,500)	$1.75		1.32		$24,890
Outstanding, end of period	872,066	$1.95		1.22	0.92	$171,173
Vested and unvested exercisable, end of the period	763,899	$2.04		1.27	0.85	$128,860
Vested and expected to vest, end of the period	872,066	$1.95		1.22	0.92	$171,173

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	554,234	$1.29	$0.87
Canceled/Forfeited	(3,533)	$2.04	$1.55
Expired	—
Vested, outstanding shares	(442,534)	$1.27	$0.87
Unvested Outstanding, end of period	108,167	$1.35	$0.83	0.36

Information regarding restricted stock awards for the year ended December 31, 2018 is summarized in the tables below:

Restricted Stock Awards	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	48,668	$—		$4.02		$93,443
Granted	148,474	$—		$2.13		$316,250
Exercised/Released	(172,808)	$—	$2.35	$2.40		$405,555
Outstanding, end of period	24,334	$—		$4.02	1.33	$35,284
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	24,334	$—		$4.02	1.33	$35,284

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017

Restricted Stock Awards	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	48,668	$—	$4.02
Granted	148,474	$—	$2.13
Vested, outstanding shares	(172,808)	$—	$2.40
Unvested Outstanding, end of period	24,334	$—	$4.02	0.33

Information regarding restricted stock units for the year ended December 31, 2018 is summarized in the tables below:

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	116,309	$—		$1.74		$223,313
Granted	143,281	$—		$3.11		$445,824
Exercised/Released	(108,314)	$—	$4.80	$2.51		$519,956
Outstanding, end of period	151,276	$—		$2.49	3.65	$219,350
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	151,276	$—		$2.49	3.65	$219,350

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	116,309	$—	$1.74
Granted	143,281	$—	$3.11
Vested, outstanding shares	(108,314)	$—	$2.51
Unvested Outstanding, end of period	151,276	$—	$2.49	2.91

Information regarding performance based restricted stock units for the year ended December 31, 2018 is summarized in the tables below:

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	66,758	$—		$1.90		$128,175
Granted	134,012	$—		$2.37		$323,599
Outstanding, end of period	200,770	$—		$2.22	1.94	$291,117
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	128,202	$—		$2.15	1.79	$185,892

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	66,758	$—	$1.90
Granted	134,012	$—	$2.37
Unvested Outstanding, end of period	200,770	$—	$2.22	1.85

NOTE 10 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	2018			2017
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$6,080,762	48,471,011	$0.13	$4,449,535	49,365,592	$0.09

Effect of Dilutive Securities
Stock options & RSUs	—	751,342		—	492,843

Diluted EPS
Net income available to common stockholders + assumed conversions	$6,080,762	49,222,353	$0.12	$4,449,535	49,858,435	$0.09

  Options to purchase 250,400 shares of common stock at a weighted average exercise price of $3.89 per share were outstanding during the year ended December 31, 2018, but were not included in the computation of diluted EPS because the effect would be anti-dilutive. These options, which expire between November 2019 and May 2020, were still outstanding at December 31, 2018.

Options to purchase 1,569,730 shares of common stock at a weighted average exercise price of $3.17 per share were outstanding during the year ended December 31, 2017, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

NOTE 11 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

Revenues	December 31, 2018	December 31, 2017
Canada	$5,861,150	$7,490,252
United States	39,753,385	30,796,124
Total Consolidated	$45,614,535	$38,286,376

Profit (Loss)	December 31, 2018	December 31, 2017
Canada	$(870,498)	$(189,864)
United States	6,951,260	4,639,399
Total Consolidated	$6,080,762	$4,449,535

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017

Long-lived assets	As of
	December 31, 2018	December 31, 2017
Canada	$2,079,173	$1,014,150
United States	5,941,289	6,183,349
Total Consolidated	$8,020,462	$7,197,499

NOTE 12 – QUARTERLY INFORMATION (UNAUDITED)

Quarterly data for the periods below consisted of the following:

	For the Quarters Ending
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Total revenues	$12,169,718	$11,339,761	$11,499,902	$10,605,154
Gross profit	6,130,141	5,908,667	6,098,126	4,764,246
Income from operations	2,256,301	2,097,769	2,396,396	1,223,492
Income tax expense	493,820	575,363	864,874	583,143
Net income	1,876,228	1,714,267	1,659,087	831,180
Basic earnings per common share	$0.04	$0.04	$0.03	$0.02
Diluted earnings per common share	$0.04	$0.03	$0.03	$0.02

	For the Quarters Ending
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Total revenues	$7,824,495	$9,464,951	$10,050,192	$10,946,738
Gross profit	4,367,173	4,976,832	5,061,795	5,858,107
Income from operations	1,071,042	1,831,163	1,845,407	2,091,808
Income tax expense	498,936	638,528	709,169	827,061
Net income	600,071	1,312,647	1,217,918	1,318,899
Basic earnings per common share	$0.01	$0.03	0.03	0.03
Diluted earnings per common share	$0.01	$0.03	0.02	0.03

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In March 2014 the Company entered into a consulting agreement with Terra Industrial with Alan Johnson as agent in order to replace a prior royalty agreement. The agreement is for the term of 10 years with fees of $100,000 CAD paid quarterly. The agreement expires in March of 2024.

The Company has operating leases for office space in Texas and Pennsylvania as well as operating leases for office equipment in multiple locations. Expense recognized for operating leases was $95,902 and $48,110 for the years ended

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018 and December 31, 2017
December 31, 2018 and December 31, 2017, respectively. The future minimum lease payments for operating leases as of December 31, 2018, consisted of the following:

Years ending December 31,	Operating Leases
2019	$70,564
2020	30,346
2021	9,112
2022	—
2023	—
Thereafter	—
Total	$110,022

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued and the following subsequent events took place:

During the period beginning January 1, 2019 and ended March 4, 2019, the Company repurchased 775,287 shares of its common stock for a total repurchase price of $1,333,579 pursuant to its previously authorized repurchase program. All repurchases were made at market rates.

On February 28, 2019, the Company's Board of Directors approved a one-time executive bonus in the amount of $759,726 for meeting targets pursuant to the previously announced "2018 Executive Incentive Plan." Half of the bonus is to be paid in cash by March 15, 2019, and half of the bonus was settled by issuing 135,119 shares of common stock under the Company's 2014 Equity Incentive Plan, which was fully vested on the date of grant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b-c) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of December 31, 2018. These controls are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that our controls were effective as of December 31, 2018.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based upon this assessment, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our financial statements included in this annual report on Form 10-K have been audited by Sadler, Gibb & Associates, LLC, independent registered public accounting firm, as indicated in the report included elsewhere herein. Sadler, Gibb & Associates, LLC has also provided an attestation report on the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, Management hired a full-time employee dedicated to the implementation and monitoring of internal controls. We reviewed the design of all controls and narratives with control owners to ensure all risks were properly addressed. As part of that process, we added additional controls in the accounts payable, payroll, revenue, and information technology processes. We also added additional Company-wide monitoring controls so that any errors are caught, reported, and corrected in a timely manner.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2018 (the "Proxy Statement").

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibits.  The following exhibits are included as part of this report:

Exhibit 3.1	Articles of Incorporation(1)
Exhibit 3.2	Articles of Amendment to the Articles of Incorporation(2)
Exhibit 3.3	Amended and Restated Bylaws(3)
Exhibit 10.1	Stock Redemption Agreement dated November 15, 2016 between the Registrant and Harold Albert(19)
Exhibit 10.2	Employment Agreement of Brenton W. Hatch dated June 28, 2013 (16)+
Exhibit 10.3	Restricted Stock Unit Award Agreement between the Registrant and Ryan Oviatt dated October 12, 2017(17)+
Exhibit 10.4	Employment Agreement of Ryan Oviatt dated September 4, 2015 (18)+
Exhibit 10.5	Form of Indemnification Agreement between the Registrant and its Directors (4)
Exhibit 10.6	2003 Stock Incentive Plan (5)
Exhibit 10.7	Profire Energy, Inc. 2010 Equity Incentive Plan (6)
Exhibit 10.8	Profire Energy, Inc. 2014 Equity Incentive Plan(20)
Exhibit 10.9	Profire Energy, Inc. 2014 Equity Incentive Plan Amendment(7)
Exhibit 10.10	Form of Equity Grant Agreement, Nonqualified Stock Option (8)
Exhibit 10.11	Form of Equity Grant Agreement, Restricted Stock (9)
Exhibit 10.12	Form of Equity Grant Agreement, Restricted Stock Units (10)
Exhibit 10.13	Securities Purchase Agreement, dated November 12, 2013 between the Registrant and the persons listed therein as purchasers(13)
Exhibit 10.14	Registration Rights Agreement, dated November 18, 2013 between the Registrant and the persons listed in the Securities Purchase Agreement as purchasers (14)
Exhibit 10.15	Retirement and Release Agreement with Harold Albert dated February 23, 2017 (15)
Exhibit 10.16	Amended and Restated Employment Agreement of Brenton W. Hatch dated August 3, 2017 (21)+
Exhibit 10.17	Amended and Restated Employment Agreement of Ryan Oviatt dated August 3, 2017 (22)+
Exhibit 10.18	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other (12)
Exhibit 10.19	Stock Redemption Agreement, dated May 25, 2017, between Profire Energy, Inc. and Hatch Family Holdings Company, LLC, which is wholly owned by Brenton W. Hatch (23)
Exhibit 10.20	Restricted Stock Unit Award Agreement by and between Profire Energy, Inc. and Ryan Oviatt, dated October 12, 2017(24)+
Exhibit 10.21	2018 Annual Executive Incentive Plan+*(25)
Exhibit 10.22	Restricted Stock Unit Agreement between Profire Energy and Ryan Oviatt dated March 2, 2018+*(26)
Exhibit 10.23	Restricted Stock Unit Agreement between Profire Energy and Cameron Tidball dated March 30, 2018+*(27)
Exhibit 10.24	Restricted Stock Unit Agreement between Profire Energy and Jay Fugal dated March 30, 2018+*(28)
Exhibit 10.25	Stock Redemption Agreement between Profire Energy, Inc. and Hatch Family Holdings Company, LLC(29)
Exhibit 10.26	Stock Redemption Agreement between Profire Energy, Inc. and Harold Albert(30)
Exhibit 14.1	Code of Ethics (11)
Exhibit 23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
Exhibit 101.INS	XBRL Instance Document**
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
* Filed herewith
+ Indicates Management contract, compensatory plan, or arrangement with the Company
** The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Incorporated by reference to the Registration Statement of the Registrant on Form SB-@ filed with the Commission on September 24, 2004.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's quarterly Report on Form 10-Q filed with the commission on February 13, 2009.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013.
(4)	Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 filed on December 24, 2013 (File No. 333-193086).
(5)	Incorporated by reference to Exhibit 4.01 to the Registrant's Form SB-2 filed on September 24, 2004 (File No. 000-52376).
(6)	Incorporated by reference to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009 (File No. 000-52376).
(7)	Incorporated by reference to Appendix B to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on May 1, 2017.
(8)	Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(9)	Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(10)	Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(11)	Incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K filed with the Commission on February 12, 2015 (File No. 000-52376).
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 25, 2015 (File No. 000-52376)
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2017 (File No. 001-36378).
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Commission on July 2, 2013 (File No. 000-52376)
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 17, 2017 (File No. 001-36378)
(18)	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on September 8, 2015 (File No. 001-36378)
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant's Transition Report on Form 10-K filed with the Commission on March 9, 2017.
(20)	Incorporated by reference to Exhibit 10.9 to the Registrant's Transition Report on Form 10-K filed with the Commission on March 9, 2017.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 9, 2017 (File No. 001-36378).
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 9, 2017 (File No. 001-36378).
(23)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 17, 2017 (File No. 001-36378).
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018.
(26)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018.
(27)	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018.

(28)	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 9, 2018 (File No. 001-36378).
(30)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 9, 2018 (File No. 001-36378).

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

PROFIRE ENERGY, INC.

Brenton W. Hatch
Chief Executive Officer

March 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer	March 6, 2019
Brenton W. Hatch	Chairman of the Board
(Principal Executive Officer)

/s/ Ryan Oviatt	Chief Financial Officer	March 6, 2019
Ryan Oviatt	Director
(Principal Financial and Accounting Officer)

/s/ Arlen B. Crouch	Director	March 6, 2019
Arlen B. Crouch

/s/ Daren J. Shaw	Director	March 6, 2019
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	March 6, 2019
Ronald R. Spoehel