Form 10-Q
period 2019-03-31
PROFIRE ENERGY INC
filed 2019-05-08
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Three Months Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ]     No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.001 Par Value	PFIE	NASDAQ

As of May 6, 2019, the registrant had 49,877,561 shares of common stock issued and 47,326,774 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,456,878	$10,101,932
Short-term investments	806,941	961,256
Short-term investments - other	3,063,843	3,596,484
Accounts receivable, net	6,444,792	6,885,296
Inventories, net	9,062,616	9,659,571
Prepaid expenses & other current assets	719,296	473,726
Income tax receivable	284,805	173,124
Total Current Assets	31,839,171	31,851,389
LONG-TERM ASSETS
Net deferred tax asset	—	85,092
Long-term investments	8,099,852	7,978,380
Financing right-of-use asset	116,128	—
Property and equipment, net	8,276,796	8,020,462
Goodwill	997,701	997,701
Intangible assets, net	430,776	429,956
Total Long-Term Assets	17,921,253	17,511,591
TOTAL ASSETS	$49,760,424	$49,362,980

CURRENT LIABILITIES
Accounts payable	1,067,595	1,177,985
Accrued vacation	373,995	311,435
Accrued liabilities	1,003,913	1,445,510
Current financing lease liability	65,098	—
Income taxes payable	1,046,858	1,172,191
Total Current Liabilities	3,557,459	4,107,121
LONG-TERM LIABILITIES
Net deferred income tax liability	38,672	—
Long-term financing lease liability	51,674	—
TOTAL LIABILITIES	3,647,805	4,107,121

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 49,859,011 issued and 47,308,224 outstanding at March 31, 2019, and 49,707,805 issued and 47,932,305 outstanding at December 31, 2018	49,859	49,708
Treasury stock, at cost	(3,943,063)	(2,609,485)
Additional paid-in capital	28,331,144	28,027,742
Accumulated other comprehensive loss	(2,677,516)	(2,895,683)
Retained earnings	24,352,195	22,683,577
TOTAL STOCKHOLDERS' EQUITY	46,112,619	45,255,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,760,424	$49,362,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended March 31,
	2019	2018
REVENUES
Sales of goods, net	$10,198,635	$11,454,615
Sales of services, net	634,423	715,103
Total Revenues	10,833,058	12,169,718

COST OF SALES
Cost of goods sold-product	4,570,988	5,557,710
Cost of goods sold-services	497,198	481,867
Total Cost of Goods Sold	5,068,186	6,039,577

GROSS PROFIT	5,764,872	6,130,141

OPERATING EXPENSES
General and administrative expenses	3,161,530	3,341,903
Research and development	349,058	403,220
Depreciation and amortization expense	116,223	128,717
Total Operating Expenses	3,626,811	3,873,840

INCOME FROM OPERATIONS	2,138,061	2,256,301

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	16,930	64,831
Other expense	(551)	(1,792)
Interest income	91,703	50,708
Total Other Income	108,082	113,747

INCOME BEFORE INCOME TAXES	2,246,143	2,370,048

INCOME TAX EXPENSE	577,525	493,820

NET INCOME	$1,668,618	$1,876,228

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$149,415	$(239,129)
Unrealized gains (losses) on investments	68,752	(33,235)
Total Other Comprehensive Income (Loss)	218,167	(272,364)

COMPREHENSIVE INCOME	$1,886,785	$1,603,864

BASIC EARNINGS PER SHARE	$0.04	$0.04
FULLY DILUTED EARNINGS PER SHARE	$0.03	$0.04

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,437,424	48,670,305
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,084,390	49,744,101
 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$1,668,618	$1,876,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	249,889	220,245
Gain on sale of fixed assets	(16,930)	(64,731)
Bad debt expense	177,906	63,566
Stock awards issued for services	445,984	581,619
Changes in operating assets and liabilities:
Changes in accounts receivable	275,440	(746,179)
Changes in income taxes receivable/payable	(234,042)	591,277
Changes in inventories	656,988	(863,148)
Changes in prepaid expenses	(239,395)	104,008
Changes in deferred tax asset/liability	123,764	(111,406)
Changes in accounts payable and accrued liabilities	(499,721)	(198,540)
Net Cash Provided by Operating Activities	2,608,501	1,452,939

INVESTING ACTIVITIES
Proceeds from sale of equipment	18,400	139,763
Sale (Purchase) of investments	647,739	(484,142)
Purchase of fixed assets	(443,883)	(234,778)
Net Cash Provided by (Used in) Investing Activities	222,256	(579,157)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(143,022)	(83,600)
Cash received in exercise of stock options	—	74,241
Purchase of Treasury stock	(1,333,579)	—
Principal paid towards lease liability	(15,717)	—
Net Cash Used in Financing Activities	(1,492,318)	(9,359)

Effect of exchange rate changes on cash	16,507	(113,644)

NET INCREASE IN CASH	1,354,946	750,779
CASH AT BEGINNING OF PERIOD	10,101,932	11,445,799
CASH AT END OF PERIOD	$11,456,878	$12,196,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,411	$—
Income taxes	$711,524	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2019, and December 31, 2018
NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018 ("Form 10-K").  The results of operations for the three month periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of Profire Energy, Inc. and its subsidiary (the "Company") is presented to assist in understanding the Company's condensed consolidated financial statements. The Company's accounting policies conform to accounting principles generally accepted in the United States of America ("US GAAP").

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

Leases

In February of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 - Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January 1, 2019 using the modified retrospective transition method. Prior periods have not been restated. Upon implementation, the Company recognized an initial right-of-use asset of $132,488 and lease liability of $132,488. Due to the simplistic nature of the Company's leases, no change to retained earnings was required. See Note 8 for further details.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2019, and December 31, 2018
NOTE 3 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	March 31, 2019	December 31, 2018
Raw materials	$436,494	$76,319
Finished goods	9,484,787	10,474,522
Work in process	—	—
Subtotal	9,921,281	10,550,841
Reserve for obsolescence	(858,665)	(891,270)
Total	$9,062,616	$9,659,571

NOTE 4 – STOCKHOLDERS' EQUITY

As of March 31, 2019, and December 31, 2018, the Company held 2,550,787 and 1,775,500 shares of its common stock in treasury at a total cost of $3,943,063 and $2,609,485, respectively.

A reconciliation of the changes in stockholders' equity during the three months ended March 31, 2019, and 2018, is shown below:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859
Stock based compensation			66,714				66,714
Stock issued in exercise of stock options	2,483	2	(2)				—
Stock issued in settlement of RSUs	13,604	14	(14)				—
Stock issued related to AIP	135,119	135	379,726				379,861
Tax withholdings paid related to stock based compensation			(143,022)				(143,022)
Treasury stock repurchased	(775,287)				(1,333,578)		(1,333,578)
Foreign currency translation				149,415			149,415
Unrealized gains on investments				68,752			68,752
Net income						1,668,618	1,668,618
Balance, March 31, 2019	47,308,224	$49,859	$28,331,144	$(2,677,516)	$(3,943,063)	$24,352,195	$46,112,619

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	48,606,425	$53,931	$27,535,469	$(2,200,462)	$(6,890,349)	$25,548,835	$44,047,424
Stock based compensation			390,585				390,585
Stock issued in exercise of stock options	81,229	81	258,811				258,892
Stock issued in settlement of RSUs	118,762	119	(119)				—
Tax withholdings related to stock based compensation			(83,600)				(83,600)
Treasury stock repurchased					—		—
Foreign currency translation				(239,129)			(239,129)
Unrealized losses on investments				(33,235)			(33,235)
Net income						1,876,228	1,876,228
Balance, March 31, 2018	48,806,416	$54,131	$28,101,146	$(2,472,826)	$(6,890,349)	$27,425,063	$46,217,165

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2019, and December 31, 2018
NOTE 5 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended March 31,
Sales	2019	2018
Canada	$935,638	$1,298,832
United States	9,897,420	10,870,886
Total Consolidated	$10,833,058	$12,169,718

	For the Three Months Ended March 31,
Profit (Loss)	2019	2018
Canada	$(382,040)	$(434,667)
United States	2,050,658	2,310,895
Total Consolidated	$1,668,618	$1,876,228

	As of
Long-Lived Assets	March 31, 2019	December 31, 2018
Canada	$2,410,736	$2,079,173
United States	5,866,060	5,941,289
Total Consolidated	$8,276,796	$8,020,462

NOTE 6 – REVENUE

Performance Obligations
Our performance obligations include providing product and servicing our product. We recognize product revenue performance obligations in most cases when the product is delivered to the customer. Occasionally, if we are shipping the product on a customer’s account, we recognize revenue when the product has been shipped. At that point in time, the control of the product is transferred to the customer. When we perform service work, we apply the practical expedient that allows us to recognize service revenue when we have the right to invoice the customer for the work completed. We do not engage in transactions acting as an agent. The time needed to complete our performance obligations varies based on the size of the project; however, we typically satisfy our performance obligations within a few months of entering into the contract.

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

Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended March 31,
	2019	2018
Electronics	$4,646,597	$4,807,030
Manufactured	430,593	954,779
Re-Sell	5,121,445	5,692,806
Service	634,423	715,103
Total Revenue	$10,833,058	$12,169,718

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2019, and December 31, 2018
NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended March 31,
	2019			2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	1,668,618	47,437,424	$0.04	1,876,228	48,670,305	$0.04

Effect of Dilutive Securities
Stock options & RSUs	—	646,966		—	1,073,796

Diluted EPS
Net income available to common stockholders + assumed conversions	1,668,618	48,084,390	$0.03	1,876,228	49,744,101	$0.04

Options to purchase 245,600 and 266,000 shares of common stock at a weighted average price of $3.88 and $3.89 per share were outstanding during the three months ended March 31, 2019, and 2018, respectively, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at March 31, 2019.

NOTE 8 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.50% and the weighted average remaining lease term is 26 months.

The following table shows the components of financing lease cost:

Financing Lease Cost	For the Three Months Ended March 31, 2019
Amortization of right-of-use assets	$16,360
Interest on lease liabilities	$1,411
Total financing lease cost	$17,771

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2019, and December 31, 2018
The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2019	$51,449
2020	44,204
2021	22,131
2022	4,973
2023	—
Thereafter	—
Total future minimum lease payments	$122,757
Less: Amount representing interest	5,985
Present value of future payments	$116,772
Current portion	65,098
Long-term portion	51,674

Because our office space leases are short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three months ended March 31, 2019, we recognized $8,906 in short-term lease costs associated with office space leases.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through the date this report was issued and the following subsequent events occurred:

On April 22, 2019, the Board of Directors (the “Board”) of Profire Energy, Inc. (the “Company”) approved the 2019 Executive Incentive Plan (the “EIP”) for Brenton W. Hatch, the Company’s President and Chief Executive Officer, Ryan W. Oviatt, the Company’s Chief Financial Officer, Cameron M. Tidball the Company’s Chief Business Development Officer, Jay G. Fugal, the Company’s Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product development. The EIP provides for the potential award of bonuses to the participants based on the Company’s financial performance in fiscal 2019. If earned, the bonuses will be payable in cash and stock, and the stock portion of the bonuses is intended to constitute an award under the Company’s 2014 Equity Incentive Plan, as amended (the “Plan”). In addition to the EIP, the Board also approved as a long term incentive plan the grants of a restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the Plan (the “2019 LTIP”).

2019 EIP

Under the terms of the EIP, each participating executive officer has been assigned a target bonus amount for fiscal 2019. The target bonus amount for Mr. Hatch is $412,000, the target bonus amount for Mr. Oviatt is $90,125, the target bonus amount for Mr. Tidball is $84,357, the target bonus for Mr. Fugal is $41,200, and the target bonus for Mr. Fisher is $38,750 CAD. Under no circumstance can the participants receive more than two times the assigned target bonus.

Participants will be eligible to receive bonuses based upon reaching or exceeding performance goals established by the Board or its Compensation Committee for fiscal 2019. The performance goals in the EIP are based on the Company’s total revenue, net income, free cash flow, and product development milestones. Each of these performance goals will be weighted 25% in calculating bonus amounts.

The bonus amounts earned under the EIP, if any, will be paid 50% in cash and 50% in shares of Restricted Stock under the Plan. In no event shall the total award exceed 200% of the target bonus amount for each participant, or exceed any limitations otherwise set forth in the Plan. The actual bonus amounts, if any, will be determined by the Compensation Committee of the Board upon the completion of fiscal 2019 and paid by March 15, 2020, subject to all applicable tax withholding.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2019, and December 31, 2018
2019 LTIP

The 2019 LTIP consists of total awards of up to 66,213 restricted stock units (“Units”) to Mr. Oviatt, up to 51,646 Units to Mr. Tidball, up to 35,313 Units to Mr. Fugal, and up to 24,862 Units to Mr. Fisher pursuant to two separate Restricted Stock Unit Award Agreements to be entered between the Company and each participant. One such agreement will cover 33% of each award recipient’s Units that are subject to time-based vesting, and the other such agreement will cover the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2019 LTIP began on January 1, 2019 and terminates on December 31, 2021 (the “Performance Vesting Date”).

The Units subject to time-based vesting, including 22,071 Units to Mr. Oviatt, 17,215 Units for Mr. Tidball, 11,771 Units to Mr. Fugal, and 8,287 Units to Mr. Fisher, will vest in three equal and annual installments beginning December 31, 2019 and ending on December 31, 2021 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting Units, including up to 44,142 Units to Mr. Oviatt, 34,431 Units for Mr. Tidball, 23,542 Units to Mr. Fugal, and 16,575 Units to Mr. Fisher, may vest based upon the following Company performance metrics:

Performance Metric	Weight	Target	Above Target	Outstanding
Three Year Average Revenue Growth Rate	1/3	8%	10%	13%
Operating Income as a Percentage of Revenue (Three Year Target)	1/3	8%	10%	12%
Return on Invested Capital (Three Year Target)	1/3	12%	17%	21%

One-third of such performance-vesting Units, consisting of 14,714 Units for Mr. Oviatt, 11,477 Units for Mr. Tidball, approximately 7,847 Units for Mr. Fugal, and 5,525 Units for Mr. Fisher, may vest for each of the three performance metrics identified in the table above. The number of Units that will vest for each performance metric on the Performance Vesting Date shall be determined as follows:
•if the “Target” level for such performance metric is not achieved, none of the Units relating to such performance metric will vest;
•if the “Target” level (but no higher level) for such performance metric is achieved, 50% of the Units relating to such performance metric will vest;
•if the “Above Target” level (but no higher level) for such performance metric is achieved, 75% of the Units relating to such performance metric will vest; and
•if the “Outstanding” level for such performance metric is achieved, 100% of the Units relating to such performance metric will vest.

The foregoing summary of the 2019 Executive Incentive Plan and the Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2019 Executive Incentive Plan and each of the Restricted Stock Unit Award Agreements, which the Company intends to file as exhibits to its Quarterly Report on Form 10-Q for the quarter ending June 30, 2019.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three-month periods ended March 31, 2019 and 2018. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on Management's beliefs and assumptions and on information currently available to Management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Words such as "may," "should," "expect," "project," "plan," "anticipate," "believe," "estimate," "intend," "budget," "forecast," "predict," "potential," "continue," "should," "could," "will," or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the oil and gas industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A. Risk Factors, included elsewhere in this report.

Forward-looking statements are based on current industry, financial and economic information which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Due to risks and uncertainties associated with our business, our actual results could differ materially from those stated or implied by such forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all our forward-looking statements by these cautionary statements.

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

Additional Complementary Products

In addition to our burner- and combustion-management systems, we also supply complementary products that provide our customers with a complete solution. These products include safety and monitoring devices such as shut-down and temperature valves, pressure transmitter and switches, burners, pilots, and other combustion related equipment. We have invested heavily to develop innovative, complementary, products which we anticipate will help bolster continued long-term growth.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total Revenues	$10,833,058	$10,605,155	$11,499,902	$11,339,760	$12,169,717
Gross Profit Percentage	53.2%	44.9%	53.0%	52.1%	50.4%
Operating Expenses	$3,626,811	$3,541,209	$3,701,281	$3,810,896	$3,873,838
Net Income	$1,668,618	$831,404	$1,658,859	$1,714,270	$1,876,228
Operating Cash Flow	$2,608,501	$1,829,363	$599,862	$1,670,392	$1,452,939

Despite a decline in revenues compared to the first quarter of 2018, our revenues for the quarter ended March 31, 2019 were up slightly compared to the prior quarter. If oil prices remain at or above current levels and our customers' capital budgets increase, we expect that sales volumes will continue to increase at a moderate pace. However, increases in customer spending patterns often lag several months behind sustained improvements in oil and gas prices.

Revenues for the quarter ended March 31, 2019 decreased by 11% or  $1,336,659 compared to the quarter ended March 31, 2018, which was mostly a carryover result from the significant industry down turn in Q4 2018. As a result of the significant decline in oil prices in Q4 2018, many E&P companies pulled back on capex budgets or deferred planned spending to later in

2019. Although oil prices recovered significantly during the first quarter of 2019, the impact of the Q4 2018 downturn could continue to affect our revenues during the remainder of 2019.

Our gross profit percentage fluctuates each quarter due to changes in product mix and product related reserves. Over the past year gross profit has stayed fairly consistent, within an expected range, except for Q4 of 2018 where gross profit decreased due to inventory adjustments related to our CMS product line. We anticipate gross margin will stay within the expected range going forward, assuming normal product mix fluctuations. We believe that our gross profit percentage may improve as the PF3100 becomes a larger contributor to revenue in future periods.

Operating expenses decreased $247,027 from the same quarter of last year primarily due to lower commissions as a result of reduced revenues and a reduction in stock based compensation due to some significant awards vesting and no longer requiring expense recognition. As reported in our 2018 10K filing, we plan to make additional investments during 2019. Planned investments include increased research and development efforts in order to expand our product offerings, and an expanded sales and labor force to meet expected market demand and support our expanding product offerings.

Due to the reasons discussed above, net income decreased 11% during the quarter ended March 31, 2019 compared to the same quarter in 2018. Operating cash flows increased 80% during the first quarter of 2019 compared to the first quarter of 2018, primarily due to increases in customer collections. Assuming favorable economic conditions continue and we successfully implement our planned investments in research and development and an expanded sales and labor force, we believe we are well-positioned for continued growth in future periods.

Liquidity and Capital Resources

Working capital at March 31, 2019 was $28,281,712, compared to $27,744,268 at December 31, 2018. This increase was primarily due to a decrease in accrued liabilities related to 2018 bonuses and incentive compensation that were paid out during the first quarter.

We acquired land for a new office building and research and development facility in Canada in June of 2018 and have begun construction. Excluding the cost of the land, the total cost of the building is expected to be approximately $3,500,000 USD, and as of March 31, 2019, we had spent approximately $698,000 USD towards its construction. We believe our available cash resources are sufficient to cover construction costs for the building and other expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us that may have a material impact on us and there are no actions pending or threatened against any of our directors or officers that are averse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2018, the Company announced that its Board of Directors had authorized a share repurchase program allowing the Company, at Management's discretion, to repurchase up to $2,000,000 worth of the Company's common stock from time to time through October 31, 2019. All other share repurchase programs previously authorized by the Board have expired.

The table below sets forth additional information regarding our share repurchases during the three months ended March 31, 2019:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January	470,303	$1.78	470,303	$494,403
February	304,984	$1.63	304,984	$—
March	—	$—	—	$—
Total	775,287		775,287

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

PROFIRE ENERGY, INC.

Date:	May 8, 2019	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	May 8, 2019	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer