Form 10-Q
period 2019-06-30
PROFIRE ENERGY INC
filed 2019-08-07
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	Three Months Ended	June 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 001-36378

PROFIRE ENERGY INC
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

As of August 5, 2019, the registrant had 50,758,945 shares of common stock issued and 48,208,158 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,487,778	$10,101,932
Short-term investments	726,782	961,256
Short-term investments - other	2,400,000	3,596,484
Accounts receivable, net	6,395,332	6,885,296
Inventories, net	9,071,479	9,659,571
Prepaid expenses & other current assets	512,292	473,726
Income tax receivable	473,093	173,124
Total Current Assets	31,066,756	31,851,389
LONG-TERM ASSETS
Net deferred tax asset	—	85,092
Long-term investments	8,433,185	7,978,380
Financing right-of-use asset	149,484	—
Property and equipment, net	9,108,234	8,020,462
Goodwill	997,701	997,701
Intangible assets, net	1,699,312	429,956
Total Long-Term Assets	20,387,916	17,511,591
TOTAL ASSETS	$51,454,672	$49,362,980

CURRENT LIABILITIES
Accounts payable	$1,415,824	$1,177,985
Accrued vacation	373,995	311,435
Accrued liabilities	1,679,279	1,445,510
Current financing lease liability	76,559	—
Income taxes payable	199,792	1,172,191
Total Current Liabilities	3,745,449	4,107,121
LONG-TERM LIABILITIES
Net deferred income tax liability	120,222	—
Long-term financing lease liability	76,382	—
TOTAL LIABILITIES	3,942,053	4,107,121

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common shares: $0.001 par value, 100,000,000 shares authorized: 50,016,979 issued and 47,466,192 outstanding at June 30, 2019, and 49,707,805 issued and 47,932,305 outstanding at December 31, 2018	50,017	49,708
Treasury stock, at cost	(3,943,063)	(2,609,485)
Additional paid-in capital	28,593,552	28,027,742
Accumulated other comprehensive loss	(2,525,586)	(2,895,683)
Retained earnings	25,337,699	22,683,577
TOTAL STOCKHOLDERS' EQUITY	47,512,619	45,255,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,454,672	$49,362,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Sales of goods, net	$9,559,255	$10,724,409	$19,757,890	$22,179,024
Sales of services, net	564,776	615,352	1,199,199	1,330,454
Total Revenues	10,124,031	11,339,761	20,957,089	23,509,478

COST OF SALES
Cost of goods sold-product	4,568,666	4,959,539	9,139,654	10,517,249
Cost of goods sold-services	368,327	471,555	865,525	953,422
Total Cost of Goods Sold	4,936,993	5,431,094	10,005,179	11,470,671

GROSS PROFIT	5,187,038	5,908,667	10,951,910	12,038,807

OPERATING EXPENSES
General and administrative expenses	3,566,698	3,364,826	6,728,228	6,706,726
Research and development	512,871	317,002	861,929	720,221
Depreciation and amortization expense	110,910	129,070	227,133	257,787
Total Operating Expenses	4,190,479	3,810,898	7,817,290	7,684,734

INCOME FROM OPERATIONS	996,559	2,097,769	3,134,620	4,354,073

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	21,410	21,254	38,340	86,085
Other expense	(413)	(4,164)	(964)	(5,956)
Interest income	85,887	174,771	177,590	225,479
Total Other Income	106,884	191,861	214,966	305,608

INCOME BEFORE INCOME TAXES	1,103,443	2,289,630	3,349,586	4,659,681

INCOME TAX EXPENSE	117,939	575,363	695,464	1,069,183

NET INCOME	$985,504	$1,714,267	$2,654,122	$3,590,498

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$102,435	$(427,307)	$251,850	$(394,072)
Unrealized gains (losses) on investments	49,495	9,226	118,247	(24,009)
Total Other Comprehensive Income (Loss)	151,930	(418,081)	370,097	(418,081)

COMPREHENSIVE INCOME	$1,137,434	$1,296,186	$3,024,219	$3,172,417

BASIC EARNINGS PER SHARE	$0.02	$0.04	$0.06	$0.07
FULLY DILUTED EARNINGS PER SHARE	$0.02	$0.03	$0.06	$0.07

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,348,137	48,266,199	47,392,534	48,467,136
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,124,208	49,095,575	48,192,849	49,237,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$2,654,122	$3,590,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	483,063	442,959
Gain on sale of fixed assets	(38,340)	(76,703)
Bad debt expense	229,792	141,348
Stock awards issued for services	749,547	861,189
Changes in operating assets and liabilities:
Changes in accounts receivable	605,009	548,419
Changes in income taxes receivable/payable	(1,261,267)	(790,946)
Changes in inventories	1,831,865	(2,074,974)
Changes in prepaid expenses	(35,637)	114,907
Changes in deferred tax asset/liability	205,314	91,890
Changes in accounts payable and accrued liabilities	(115,813)	274,744
Net Cash Provided by Operating Activities	5,307,655	3,123,331

INVESTING ACTIVITIES
Proceeds from sale of equipment	39,810	159,449
Sale of investments	1,109,297	368,379
Purchase of fixed assets	(1,429,735)	(1,184,126)
Payments for asset acquisition	(2,088,814)	—
Net Cash Used in Investing Activities	(2,369,442)	(656,298)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(184,433)	(736,160)
Cash received in exercise of stock options	—	174,002
Purchase of Treasury stock	(1,333,578)	(4,000,000)
Principal paid towards lease liability	(32,185)	—
Net Cash Used in Financing Activities	(1,550,196)	(4,562,158)

Effect of exchange rate changes on cash	(2,171)	(51,997)

NET INCREASE (DECREASE) IN CASH	1,385,846	(2,147,122)
CASH AT BEGINNING OF PERIOD	10,101,932	11,445,799
CASH AT END OF PERIOD	$11,487,778	$9,298,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,832	$—
Income taxes	$1,793,281	$1,691,397
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Acquisition of assets (Preliminary estimate)	$237,032	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859
Stock based compensation			66,714				66,714
Stock issued in exercise of stock options	2,483	2	(2)				—
Stock issued in settlement of RSUs	148,723	149	379,712				379,861
Tax withholdings paid related to stock based compensation			(143,022)				(143,022)
Treasury stock repurchased	(775,287)				(1,333,578)		(1,333,578)
Foreign currency translation				149,415			149,415
Unrealized gains on investments				68,752			68,752
Net income						1,668,618	1,668,618
Balance, March 31, 2019	47,308,224	$49,859	$28,331,144	$(2,677,516)	$(3,943,063)	$24,352,195	$46,112,619
Stock based compensation			303,977				303,977
Stock issued in exercise of stock options	9,174	9	(9)				—
Stock issued in settlement of RSUs	148,794	149	(149)				—
Tax withholdings paid related to stock based compensation			(41,411)				(41,411)
Foreign currency translation				102,435			102,435
Unrealized gains on investments				49,495			49,495
Net income						985,504	985,504
Balance, June 30, 2019	47,466,192	$50,017	$28,593,552	$(2,525,586)	$(3,943,063)	$25,337,699	$47,512,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity (Continued)
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	48,606,425	$53,931	$27,535,469	$(2,200,462)	$(6,890,349)	$25,548,835	$44,047,424
Stock based compensation			390,585				390,585
Stock issued in exercise of stock options	81,229	81	(81)				—
Stock issued in settlement of RSUs	118,762	119	258,773				258,892
Tax withholdings related to stock based compensation			(83,600)				(83,600)
Foreign currency translation				(239,129)			(239,129)
Unrealized losses on investments				(33,235)			(33,235)
Net income						1,876,228	1,876,228
Balance, March 31, 2018	48,806,416	$54,131	$28,101,146	$(2,472,826)	$(6,890,349)	$27,425,063	$46,217,165
Stock based compensation			292,450				292,450
Stock issued in exercise of stock options	445,038	445	(445)				—
Stock issued in settlement of RSUs	108,923	109	121,725				121,834
Tax withholdings related to stock based compensation			(686,072)				(686,072)
Treasury stock repurchased	(1,277,954)				(4,000,000)		(4,000,000)
Foreign currency translation				(154,943)			(154,943)
Unrealized losses on investments				9,226			9,226
Net income						1,714,267	1,714,267
Balance, June 30, 2018	48,082,423	$54,685	$27,828,804	$(2,618,543)	$(10,890,349)	$29,139,330	$43,513,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2019, and December 31, 2018

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2019 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018 ("Form 10-K").  The results of operations for the three and six month periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2019, and December 31, 2018
NOTE 3 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	June 30, 2019	December 31, 2018
Raw materials	$41,291	$76,319
Finished goods	9,883,394	10,474,522
Work in process	—	—
Subtotal	9,924,685	10,550,841
Reserve for obsolescence	(853,206)	(891,270)
Total	$9,071,479	$9,659,571

NOTE 4 – STOCKHOLDERS' EQUITY

As of June 30, 2019, and December 31, 2018, the Company held 2,550,787 and 1,775,500 shares of its common stock in treasury at a total cost of $3,943,063 and $2,609,485, respectively.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2019, and December 31, 2018
On March 14, 2019, our Board of Directors approved a grant of 85,000 restricted stock units ("RSUs") to various employees. The awards vest annually over five years and will result in total compensation expense of $149,600 to be recognized over the vesting period.

On June 12, 2019, the Board of Directors approved a grant of 183,942 restricted stock units ("RSUs") to Independent Directors. Half of the RSUs vest immediately on the date of grant and the remaining 50% of the RSUs will vest on the one year anniversary of the grant date or at the Company's next Annual Meeting of Stockholders, whichever is earlier. The awards will result in total compensation expense of $252,000 to be recognized over the vesting period.

NOTE 5 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sales	2019	2018	2019	2018
Canada	$1,056,781	$1,272,056	$1,992,419	$2,570,888
United States	9,067,250	10,067,705	18,964,670	20,938,590
Total Consolidated	$10,124,031	$11,339,761	$20,957,089	$23,509,478

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Profit (Loss)	2019	2018	2019	2018
Canada	$(547,202)	$(265,830)	$(929,242)	$(700,494)
United States	1,532,706	1,980,097	3,583,364	4,290,992
Total Consolidated	$985,504	$1,714,267	$2,654,122	$3,590,498

			As of
Long-Lived Assets			June 30, 2019	December 31, 2018
Canada			$3,058,272	$2,079,173
United States			6,049,962	5,941,289
Total Consolidated			$9,108,234	$8,020,462

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2019, and December 31, 2018
Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Electronics	$4,139,283	$4,413,545	$8,785,880	$9,220,574
Manufactured	492,969	814,731	923,562	1,769,510
Re-Sell	4,927,003	5,496,133	10,048,448	11,188,940
Service	564,776	615,352	1,199,199	1,330,454
Total Revenue	$10,124,031	$11,339,761	$20,957,089	$23,509,478

NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended June 30,
	2019			2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$985,504	47,348,137	$0.02	$1,714,267	48,266,199	$0.04

Effect of Dilutive Securities
Stock options & RSUs	—	776,071		—	829,376

Diluted EPS
Net income available to common stockholders + assumed conversions	$985,504	48,124,208	$0.02	$1,714,267	49,095,575	$0.03

Options to purchase 244,600 shares of common stock at a weighted average price of $3.88 per share were outstanding during the three months ended June 30, 2019, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at June 30, 2019. No shares were excluded for the three months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019			2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$2,654,122	47,392,534	$0.06	$3,590,498	48,467,136	$0.07

Effect of Dilutive Securities
Stock options & RSUs	—	800,315		—	770,802

Diluted EPS
Net income available to common stockholders + assumed conversions	$2,654,122	48,192,849	$0.06	$3,590,498	49,237,938	$0.07

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2019, and December 31, 2018
Options to purchase 244,600 and 251,600 shares of common stock at a weighted average price of $3.88 and $3.89 per share were outstanding during the six months ended June 30, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at June 30, 2019.

NOTE 8 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.50% and the weighted average remaining lease term is 27.4 months.

The following table shows the components of financing lease cost:

Financing Lease Cost	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Amortization of right-of-use assets	$19,280	$35,641
Interest on lease liabilities	1,421	2,832
Total financing lease cost	$20,701	$38,473

The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2019	$43,694
2020	62,995
2021	40,921
2022	13,599
2023	—
Thereafter	—
Total future minimum lease payments	$161,209
Less: Amount representing interest	8,268
Present value of future payments	$152,941
Current portion	$76,559
Long-term portion	$76,382

Because our office space leases are short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three and six months ended June 30, 2019, we recognized $13,411 and $22,318, respectively in short-term lease costs associated with office space leases.

NOTE 9 – ACQUISITION

On June 18, 2019, our wholly-owned subsidiary, Profire Combustion, Inc., acquired substantially all the assets from Millstream Energy Products, LTD., a Canadian corporation ("MEP"). MEP is a privately-held Canadian company that develops a line of high-performance burners, economy burners, flame arrestor housings, secondary air control plates, and other related combustion components. MEP’s full line of products became available for sale by Profire’s existing sales team immediately after closing of the transaction. These products complement our burner-management system (BMS) product offerings and should enable us to supply a larger portion of the total BMS package sale to our customers.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2019, and December 31, 2018
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. We do not believe there will be material adjustments. The purchase price of $2,325,846 USD was funded through existing cash. MEP will also receive a 4.5% royalty on proprietary MEP product revenue generated during the next five years. Based on the estimated fair value at the time of purchase, the Company recorded an estimate of intangible assets in the amount of $1,268,930 USD which may include goodwill once the final valuation analysis is completed.

The purchase price calculation is a follows:
Cash	$2,088,814
Liabilities	237,032
$2,325,846

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of purchase:
Accounts receivable	$308,431
Inventory	1,123,922
Intangibles and goodwill	1,268,930
Accounts payable	(114,187)
Accrual liabilities	(261,250)
$2,325,846

Transaction and related costs directly related to the acquisition of MEP, consisting primarily of professional fees and integration expenses, have amounted to approximately $42,780 and were expensed as incurred and are included in general and administrative expenses.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through the date this report was issued and the following subsequent events occurred:

On August 1, 2019, our Board of Directors authorized an additional $2,000,000 for the share repurchase plan that was put in place on October 30, 2018. This plan allows for the repurchase of our stock at Management's discretion through October 31, 2019. As of this filing, no shares have been repurchased under this plan.

On August 5, 2019, Profire Energy, Inc., a Nevada corporation (the “Company”), entered into definitive agreement (the “Agreement”) to acquire Midflow Services, LLC. (“Midflow”). The Agreement contains certain customary representations, warranties and covenants. The transaction closed on August 5, 2019.
The Company has agreed to pay a total purchase price of $3.4 million, $2.4 million in cash and $1 million in Profire stock, in exchange for all the stock of Midflow. The purchase price is subject to an adjustment based on working capital at closing.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three and six-month periods ended June 30, 2019 and 2018. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2018.

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

Principal Products and Services

In the oil and natural gas industry, there are numerous demands for heat generation and control. Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat as part of their production or processing functions. This is provided by a burner flame. This burner flame is integral to the process of separating, treating, storing, and transporting oil and gas. Factors such as the gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the requirement for heat in oil and gas production and processing applications. Our burner-management systems help ignite, monitor, and manage this burner flame, which can be operated remotely, reducing the need for employee interaction with the burner, such as for the purposes of re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce gas emissions by quickly reigniting a failed flame.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Total Revenues	$10,124,031	$10,833,058	$10,605,155	$11,499,902	$11,339,760
Gross Profit Percentage	51.2%	53.2%	44.9%	53.0%	52.1%
Operating Expenses	$4,190,479	$3,626,811	$3,541,209	$3,701,281	$3,810,896
Net Income	$985,504	$1,668,618	$831,404	$1,658,859	$1,714,270
Operating Cash Flow	$2,699,154	$2,608,501	$1,829,363	$599,862	$1,670,392

Revenues for the quarter ended June 30, 2019 decreased by 11% or $1,215,730 compared to the quarter ended June 30, 2018, which was mostly driven by macro industry changes over that same period. The average oil price in the first six months of 2019 was only $57.39 per barrel compared to $65.55 per barrel in the first six months of 2018 representing a decrease of 12.4%. The Q2 2019 weekly average rig count for North America was 989 compared to 1,039 in the same period of last year . These decreases have followed the historic decline in oil prices in Q4 2018. As a result of these macro trends, we believe many exploration and production companies have pulled back on capex budgets or deferred planned spending to later in 2019 and even 2020. Customers are indicating to us that they intend to use cash in the near future to fund further debt reductions, increasing dividend payments or to initiate or expand stock repurchase programs.

Our gross profit margin was down slightly from the same quarter of last year but remains within normal quarterly expectations. The gross margin percentage fluctuates each quarter due to changes in product mix and product related reserves. Over the past year gross profit has stayed fairly consistent, within an expected range, except for Q4 of 2018 where gross profit decreased due to inventory adjustments related to our chemical-management-system product line. We anticipate gross margin will stay within the expected range going forward, assuming normal product mix fluctuations.

Operating expenses increased $379,581 from the same quarter of last year which is part of our previously announced strategic investment plan for 2019. As reported in our Annual Report on Form 10-K for the year ended December 31, 2018, we plan to continue making investments during 2019 in the areas of research and development efforts in order to expand our product offerings, international market evaluation and expansion and an expanded sales and labor force to meet expected market demand and support our expanding product offerings.

Due to the lower revenues and higher operating cost to support strategic initiatives discussed above, net income decreased 43% during the quarter ended June 30, 2019 compared to the same quarter in 2018. Operating cash flows increased 62% during the second quarter of 2019 compared to the second quarter of 2018, despite lower revenue and increased costs. This increase is primarily due to favorable movements in net working capital compared to unfavorable movements in net working capital in the 2018 quarter.

Despite the ongoing volatility in the oil and gas industry and macro trends in the short term, we believe that 2019 remains the right time to further invest in the Company's future. Assuming we successfully implement our planned investments in research and development, in international market expansion and an expanded sales and labor force, we believe we are well-positioned for continued growth in future periods.

Comparison of the six-months ended June 30, 2019 and 2018

The table below presents certain financial data comparing the six months ended June 30, 2019 to the same period ended June 30, 2018:

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Total Revenues	$20,957,089	$23,509,478	$(2,552,389)	(10.9)%
Gross Profit Percentage	52.3%	51.2%		1.1%
Operating Expenses	$7,817,290	$7,684,734	$132,556	1.7%
Net Income	$2,654,122	$3,590,498	$(936,376)	(26.1)%
Operating Cash Flow	$5,307,655	$3,123,331	$2,184,324	69.9%

Revenues during the six-month period ended June 30, 2019 compared to the same period last year declined 10.9% which is largely due to a 12.4% drop in the average oil price over the same time frame. Operating expenses only increased 1.7% year-over-year due to the ongoing strategic investments the Company is making in 2019. As a result of the revenue and operating cost changes, there was a 26.1% decline in net income. Our gross profit percentage increased slightly by 1.1% during the six-months ended June 30, 2019, compared to the same period in 2018, primarily due to changes in product mix, direct labor cost increases, and inventory adjustments.

Liquidity and Capital Resources

Working capital at June 30, 2019 was $27,321,307, compared to $27,744,268 at December 31, 2018. This decrease was a combination of decreases in accounts receivable and inventory which was partially offset by decreases in accrued liabilities such as income taxes payable.

We acquired land for a new office building and research and development facility in Canada in June of 2018 and have begun construction. Excluding the cost of the land, the total cost of the building is expected to be approximately $4,000,000 USD. As of June 30, 2019, we had spent approximately $1,341,000 USD towards its construction. We believe our available cash resources are sufficient to cover construction costs for the building and other expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our Management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our Management, including the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth additional information regarding our share repurchases during the three months ended June 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April	—	$—	—	$—
May	—	$—	—	$—
June	—	$—	—	$—
Total	—		—

Item 3. Defaults Upon Senior Securities

We do not have any debt nor any current plans to obtain debt financing.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1	2019 Executive Incentive Plan+*

Exhibit 10.2	Restricted Stock Unit Agreements between Profire Energy and Ryan Oviatt dated April 29, 2019+*

Exhibit 10.3	Restricted Stock Unit Agreements between Profire Energy and Cameron M. Tidball dated April 30, 2019+*

Exhibit 10.4	Restricted Stock Unit Agreements between Profire Energy and Jay G. Fugal dated April 30, 2019+*

Exhibit 10.5	Restricted Stock Unit Agreements between Profire Energy and Patrick D. Fisher dated April 30, 2019+*

Exhibit 10.6	Asset Purchase Agreement between Profire Combustion Inc. and Millstream Energy Products dated June 12, 2019*

Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates Management contract or compensatory plan or arrangement
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 7, 2019	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	August 7, 2019	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer