Form 10-Q
period 2019-09-30
PROFIRE ENERGY INC
filed 2019-11-06
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 5, 2019, the registrant had 50,807,831 shares of common stock issued and 47,395,453 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,944,128	$10,101,932
Short-term investments	864,629	961,256
Short-term investments - other	2,000,000	3,596,484
Accounts receivable, net	6,568,599	6,885,296
Inventories, net (note 3)	9,782,643	9,659,571
Prepaid expenses & other current assets	1,076,138	473,726
Income tax receivable	524,695	173,124
Total Current Assets	30,760,832	31,851,389
LONG-TERM ASSETS
Net deferred tax asset	—	85,092
Long-term investments	7,319,099	7,978,380
Financing right-of-use asset	128,738	—
Property and equipment, net	10,896,855	8,020,462
Intangible assets, net	3,934,727	429,956
Goodwill	1,120,381	997,701
Total Long-Term Assets	23,399,800	17,511,591
TOTAL ASSETS	$54,160,632	$49,362,980

CURRENT LIABILITIES
Accounts payable	$2,181,592	$1,177,985
Accrued vacation	446,451	311,435
Accrued liabilities	2,209,303	1,445,510
Current financing lease liability (note 8)	67,984	—
Income taxes payable	627,010	1,172,191
Total Current Liabilities	5,532,340	4,107,121
LONG-TERM LIABILITIES
Net deferred income tax liability	134,046	—
Long-term financing lease liability	63,951	—
TOTAL LIABILITIES	5,730,337	4,107,121

STOCKHOLDERS' EQUITY (note 4)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 50,761,491 issued and 47,618,604 outstanding at September 30, 2019, and 49,707,805 issued and 47,932,305 outstanding at December 31, 2018	50,762	49,708
Treasury stock, at cost	(4,859,230)	(2,609,485)
Additional paid-in capital	29,608,685	28,027,742
Accumulated other comprehensive loss	(2,629,369)	(2,895,683)
Retained earnings	26,259,447	22,683,577
TOTAL STOCKHOLDERS' EQUITY	48,430,295	45,255,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,160,632	$49,362,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES (note 6)
Sales of goods, net	$9,251,947	$10,830,592	$29,009,837	$33,009,616
Sales of services, net	653,814	669,310	1,853,013	1,999,764
Total Revenues	9,905,761	11,499,902	30,862,850	35,009,380

COST OF SALES
Cost of goods sold-product	4,326,335	4,917,449	13,465,989	15,434,698
Cost of goods sold-services	410,130	484,327	1,275,655	1,437,749
Total Cost of Goods Sold	4,736,465	5,401,776	14,741,644	16,872,447

GROSS PROFIT	5,169,296	6,098,126	16,121,206	18,136,933

OPERATING EXPENSES
General and administrative expenses	3,256,023	3,180,725	9,984,251	9,887,451
Research and development	641,716	377,676	1,503,645	1,097,897
Depreciation and amortization expense	130,105	143,327	357,238	401,114
Total Operating Expenses	4,027,844	3,701,728	11,845,134	11,386,462

INCOME FROM OPERATIONS	1,141,452	2,396,398	4,276,072	6,750,471

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	34,826	43,904	73,166	129,989
Other expense	(2,065)	(1,506)	(3,029)	(7,462)
Interest income	38,478	85,167	216,068	310,646
Total Other Income	71,239	127,565	286,205	433,173

INCOME BEFORE INCOME TAXES	1,212,691	2,523,963	4,562,277	7,183,644

INCOME TAX EXPENSE	290,943	864,874	986,407	1,934,057

NET INCOME	$921,748	$1,659,089	$3,575,870	$5,249,587

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(91,397)	$170,641	$160,453	$(223,431)
Unrealized gains (losses) on investments	(12,386)	(11,963)	105,861	(35,972)
Total Other Comprehensive Income (Loss)	(103,783)	158,678	266,314	(259,403)

COMPREHENSIVE INCOME	$817,965	$1,817,767	$3,842,184	$4,990,184

BASIC EARNINGS PER SHARE (note 7)	$0.02	$0.03	$0.08	$0.11
FULLY DILUTED EARNINGS PER SHARE	$0.02	$0.03	$0.07	$0.11

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,739,192	48,082,506	47,509,357	48,337,517
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,469,246	48,852,167	48,259,900	49,107,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$3,575,870	$5,249,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	732,396	667,085
Gain on sale of fixed assets	(73,166)	(120,825)
Bad debt expense	255,943	134,901
Stock awards issued for services	358,270	916,795
Changes in operating assets and liabilities:
Changes in accounts receivable	1,244,104	(184,951)
Changes in income taxes receivable/payable	(890,523)	(432,575)
Changes in inventories	1,711,446	(3,863,287)
Changes in prepaid expenses	(586,576)	(172,497)
Changes in deferred tax asset/liability	219,138	22,564
Changes in accounts payable and accrued liabilities	855,207	1,506,396
Net Cash Provided by Operating Activities	7,402,109	3,723,193

INVESTING ACTIVITIES
Proceeds from sale of equipment	75,310	219,269
Sale (purchase) of investments	2,476,227	(876,463)
Purchase of fixed assets	(3,309,191)	(1,271,997)
Payments for acquisitions	(4,322,722)	—
Net Cash Used in Investing Activities	(5,080,376)	(1,929,191)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(185,004)	(737,024)
Cash received in exercise of stock options	8,870	174,002
Purchase of treasury stock	(2,249,745)	(4,000,000)
Principal paid towards lease liability	(53,190)	—
Net Cash Used in Financing Activities	(2,479,069)	(4,563,022)

Effect of exchange rate changes on cash	(468)	(38,941)

NET DECREASE IN CASH	(157,804)	(2,807,961)
CASH AT BEGINNING OF PERIOD	10,101,932	11,445,799
CASH AT END OF PERIOD	$9,944,128	$8,637,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$4,469	$—
Income taxes	$1,793,281	$2,164,149
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock - Midflow acquisition	$1,020,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859
Stock based compensation			66,714				66,714
Stock issued in exercise of stock options	2,483	2	(2)				—
Stock issued in settlement of RSUs	148,723	149	379,712				379,861
Tax withholdings paid related to stock based compensation			(143,022)				(143,022)
Treasury stock repurchased	(775,287)				(1,333,578)		(1,333,578)
Foreign currency translation				149,415			149,415
Unrealized gains on investments				68,752			68,752
Net income						1,668,618	1,668,618
Balance, March 31, 2019	47,308,224	$49,859	$28,331,144	$(2,677,516)	$(3,943,063)	$24,352,195	$46,112,619
Stock based compensation			297,127				297,127
Stock issued in exercise of stock options	9,174	9	6,841				6,850
Stock issued in settlement of RSUs	148,794	149	(149)				—
Tax withholdings paid related to stock based compensation			(41,411)				(41,411)
Foreign currency translation				102,435			102,435
Unrealized gains on investments				49,495			49,495
Net income						985,504	985,504
Balance, June 30, 2019	47,466,192	$50,017	$28,593,552	$(2,525,586)	$(3,943,063)	$25,337,699	$47,512,619
Stock based compensation			(5,571)				(5,571)
Stock issued in exercise of stock options	4,836	5	2,015				2,020
Stock issued in settlement of RSUs	546	1	(1)				—
Stock issued in acquisition (note 9)	739,130	739	1,019,261				1,020,000
Tax withholdings paid related to stock based compensation			(571)				(571)
Treasury stock repurchased	(592,100)				(916,167)		(916,167)
Foreign currency translation				(91,397)			(91,397)
Unrealized losses on investments				(12,386)			(12,386)
Net income						921,748	921,748
Balance, September 30, 2019	$47,618,604	$50,762	$29,608,685	$(2,629,369)	$(4,859,230)	$26,259,447	$48,430,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	48,606,425	$53,931	$27,535,469	$(2,200,462)	$(6,890,349)	$25,548,835	$44,047,424
Stock based compensation			575,235				575,235
Stock issued in exercise of stock options	81,213	81	74,161				74,242
Stock issued in settlement of RSUs	118,778	119	(119)				—
Tax withholdings related to stock based compensation			(83,600)				(83,600)
Foreign currency translation				(239,129)			(239,129)
Unrealized losses on investments				(33,235)			(33,235)
Net income						1,876,228	1,876,228
Balance, March 31, 2018	48,806,416	$54,131	$28,101,146	$(2,472,826)	$(6,890,349)	$27,425,063	$46,217,165
Stock based compensation			281,012				281,012
Stock issued in exercise of stock options	410,421	410	99,350				99,760
Stock issued in settlement of RSUs	143,540	144	(144)				—
Tax withholdings related to stock based compensation			(652,560)				(652,560)
Treasury stock repurchased	(1,277,954)				(4,000,000)		(4,000,000)
Foreign currency translation				(154,943)			(154,943)
Unrealized gains on investments				9,226			9,226
Net income						1,714,270	1,714,270
Balance, June 30, 2018	$48,082,423	$54,685	$27,828,804	$(2,618,543)	$(10,890,349)	$29,139,333	$43,513,930
Stock based compensation			62,232				62,232
Stock issued in settlement of RSUs	640	1	(1)				—
Tax withholdings related to stock based compensation			(864)				(864)
Foreign currency translation				170,641			170,641
Unrealized losses on investments				(11,963)			(11,963)
Net income						1,659,089	1,659,089
Balance, September 30, 2018	$48,083,063	$54,686	$27,890,171	$(2,459,865)	$(10,890,349)	$30,798,422	$45,393,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2019, and as of December 31, 2018

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018 ("Form 10-K").  The results of operations for the three and nine month periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The Company's accounting policies conform to accounting principles generally accepted in the United States of America ("US GAAP").

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

Leases

In February of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 - Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January 1, 2019 using the modified retrospective transition method. Prior periods have not been restated. Upon implementation, the Company recognized an initial right-of-use asset of $132,488 and lease liability of $132,488. Due to the simple nature of the Company's leases, no change to retained earnings was required. See Note 8 for further details.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2019, and as of December 31, 2018
NOTE 3 – INVENTORY

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2019	December 31, 2018
Raw materials	$457,549	$76,319
Finished goods	10,168,955	10,474,522
Work in process	—	—
Subtotal	10,626,504	10,550,841
Reserve for obsolescence	(843,861)	(891,270)
Total	$9,782,643	$9,659,571

NOTE 4 – STOCKHOLDERS' EQUITY

As of September 30, 2019, and December 31, 2018, the Company held 3,142,887 and 1,775,500 shares of its common stock in treasury at a total cost of $4,859,230 and $2,609,485, respectively.

On April 22, 2019, the Board of Directors (the “Board”) of the Company approved the 2019 Executive Incentive Plan (the “EIP”) for Brenton W. Hatch, the Company’s President and Chief Executive Officer, Ryan W. Oviatt, the Company’s Chief Financial Officer, Cameron M. Tidball, the Company’s Chief Business Development Officer, Jay G. Fugal, the Company’s Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product development. The EIP provides for the potential award of bonuses to the participants based on the Company’s financial performance in fiscal year 2019. If earned, the bonuses will be payable in cash and stock, and the stock portion of the bonuses is intended to constitute an award under the Company’s 2014 Equity Incentive Plan, as amended (the “Plan”). In addition to the EIP, the Board also approved as a long-term incentive the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the Plan (the “2019 LTIP”).

2019 EIP

Under the terms of the EIP, each participating executive officer has been assigned a target bonus amount for fiscal 2019. The target bonus amount for Mr. Hatch is $412,000, the target bonus amount for Mr. Oviatt is $90,125, the target bonus amount for Mr. Tidball is $84,357, the target bonus for Mr. Fugal is $41,200, and the target bonus for Mr. Fisher is $38,750 CAD. Under no circumstance can the participants receive more than two times the target bonus amount assigned to such participant.

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

2019 LTIP

The 2019 LTIP consists of total awards of up to 66,213 restricted stock units (“Units”) to Mr. Oviatt, up to 51,646 Units to Mr. Tidball, up to 35,313 Units to Mr. Fugal, and up to 24,862 Units to Mr. Fisher pursuant to two separate Restricted Stock Unit Award Agreements to be entered between the Company and each participant. One agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2019 LTIP began on January 1, 2019 and terminates on December 31, 2021.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2019, and as of December 31, 2018
On March 14, 2019, the Board approved a grant of 85,000 restricted stock units ("RSUs") to various employees. The awards vest annually over five years and will result in a total compensation expense of $149,600 to be recognized over the vesting period.

On June 12, 2019, the Board approved a grant of 183,942 RSUs to Independent Directors. Half of the RSUs vest immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's next Annual Meeting of Stockholders, whichever is earlier. The awards will result in total compensation expense of $252,000 to be recognized over the vesting period.

NOTE 5 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Sales	2019	2018	2019	2018
Canada	$1,890,592	$1,803,957	$3,883,010	$4,374,844
United States	8,015,169	9,695,945	26,979,840	30,634,536
Total Consolidated	$9,905,761	$11,499,902	$30,862,850	$35,009,380

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Profit (Loss)	2019	2018	2019	2018
Canada	$(242,182)	$24,224	$(1,171,424)	$(676,268)
United States	1,163,930	1,634,865	4,747,294	5,925,855
Total Consolidated	$921,748	$1,659,089	$3,575,870	$5,249,587

			As of
Long-Lived Assets			September 30, 2019	December 31, 2018
Canada			$5,281,869	$2,509,129
United States			18,117,931	15,002,462
Total Consolidated			$23,399,800	$17,511,591

NOTE 6 – REVENUE

Performance Obligations
Our performance obligations include providing product and servicing our product. We recognize product revenue performance obligations in most cases when the product is delivered to the customer. Occasionally, if we are shipping the product on a customer’s account, we recognize revenue when the product has been shipped. At that point in time, the control of the product is transferred to the customer. When we perform service work, we apply the practical expedient that allows us to recognize service revenue when we have the right to invoice the customer for the work completed. We do not engage in transactions acting as an agent. The time needed to complete our performance obligations varies based on the size of the project; however, we typically satisfy our performance obligations within a few months of entering into the applicable sales contract or service contract.

Contract Balances
We have elected to use the practical expedient in ASC 340-40-25-4 (regarding recognition of the incremental costs of obtaining a contract) for costs related to contracts that are estimated to be completed within one year. All of our current sales contracts and service contracts are expected to be completed within one year, and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. We also did not have any material contract liabilities because we typically do not receive payments in advance of recognizing revenue.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2019, and as of December 31, 2018
Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Electronics	$3,880,542	$4,988,293	$12,632,170	$14,208,867
Manufactured	519,990	599,951	1,456,789	2,369,461
Re-Sell	4,851,415	5,242,348	14,920,878	16,431,288
Service	653,814	669,310	1,853,013	1,999,764
Total Revenue	$9,905,761	$11,499,902	$30,862,850	$35,009,380

NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended September 30,
	2019			2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$921,748	47,739,192	$0.02	$1,659,089	48,082,506	$0.03

Effect of Dilutive Securities
Stock options & RSUs	—	730,054		—	769,661

Diluted EPS
Net income available to common stockholders + assumed conversions	$921,748	48,469,246	$0.02	$1,659,089	48,852,167	$0.03

Options to purchase 244,600 and 251,600 shares of common stock at a weighted average price of $3.88 and $3.89 per share were outstanding during the three months ended September 30, 2019, and 2018, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at September 30, 2019.

	For the Nine Months Ended September 30,
	2019			2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$3,575,870	47,509,357	$0.08	$5,249,587	48,337,517	$0.11

Effect of Dilutive Securities
Stock options & RSUs	—	750,543		—	769,661

Diluted EPS
Net income available to common stockholders + assumed conversions	$3,575,870	48,259,900	$0.07	$5,249,587	49,107,178	$0.11

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2019, and as of December 31, 2018
Options to purchase 244,600 and 251,600 shares of common stock at a weighted average price of $3.88 and $3.89 per share were outstanding during the nine months ended September 30, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at September 30, 2019.

NOTE 8 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 25.3 months.

The following table shows the components of financing lease cost:

Financing Lease Cost	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Amortization of right-of-use assets	$20,746	$56,387
Interest on lease liabilities	1,627	4,459
Total financing lease cost	$22,373	$60,846

The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2019 - remaining	$21,847
2020	62,995
2021	40,921
2022	12,803
2023	—
Thereafter	—
Total future minimum lease payments	$138,566
Less: Amount representing interest	6,631
Present value of future payments	$131,935
Current portion	$67,984
Long-term portion	$63,951

Because our office space leases are short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three and nine months ended September 30, 2019, we recognized $18,779 and $41,097, respectively in short-term lease costs associated with office space leases.

NOTE 9 – ACQUISITIONS

Millstream Energy Products
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
For the three and nine months ended September 30, 2019, and as of December 31, 2018 immediately after closing of the transaction. These products complement our burner-management system (BMS) product offerings and should enable us to supply a larger portion of the total BMS package sale to our customers.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. We do not believe there will be material adjustments. The purchase price of $2,325,846 USD was funded through existing cash. Of this cash purchase amount $246,322 USD has been held back for 6 months pending satisfaction of seller obligations under the purchase agreement. MEP will also receive a 4.5% royalty on proprietary MEP product revenue generated during the next five years. Based on the estimated fair value at the time of purchase, the Company recorded an estimate of intangible assets in the amount of $885,000 USD and estimated goodwill of $122,680 USD pending completion of the final valuation analysis.

The purchase price calculation is a follows:
Cash	$2,079,524
Liabilities	246,322
$2,325,846

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of purchase:
Accounts receivable	$308,431
Inventory	1,123,922
Intangibles assets	885,000
Goodwill	122,680
Accounts payable	(114,187)
$2,325,846

Transaction and related costs directly related to the acquisition of MEP, consisting primarily of professional fees and integration expenses, have amounted to approximately $66,430, were expensed as incurred and are included in general and administrative expenses.

Midflow Services
On August 5, 2019, we acquired all of the outstanding membership interests of Midflow Services, LLC ("Midflow"). Midflow is based in Millersburg, Ohio. Midflow provides packaged combustion solutions and services to the upstream and midstream oil and gas industry.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase accounting process has not been completed primarily because the valuation of the acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. We do not believe there will be material adjustments. The purchase price of $3,419,617 was funded through a combination of existing cash and shares of the Company's common stock. The cash portion of the purchase price includes $500,000 placed in an escrow account for 12 months pending satisfaction of certain obligations under the purchase agreement. Based on the estimated fair value at the time of purchase, the Company recorded an estimate of intangible assets in the amount of $2,648,808 which may include goodwill once the final valuation analysis is completed.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2019, and as of December 31, 2018

The purchase price calculation is as follows:
Cash	$2,399,617
Stock	1,020,000
$3,419,617

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of purchase:
Cash	$172,850
Accounts receivable	324,989
Inventory	264,986
Prepaid expenses	14,878
Property and equipment	134,500
Intangibles and goodwill	2,648,808
Accounts payable	(134,956)
Accrual liabilities	(6,438)
$3,419,617

Transaction costs directly related to the acquisition of Midflow, consisting primarily of professional fees and integration expenses, amounted to approximately $44,087. All of these costs were expensed as incurred and are included in general and administrative expenses.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through the date this report was issued and there were no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three and nine-month periods ended September 30, 2019 and 2018. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2018.

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

Forward-looking statements are based on current industry, financial and economic information which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Due to risks and uncertainties associated with our business, our actual results could differ materially from those stated or implied by such forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all of our forward-looking statements by these cautionary statements.

Forward-looking statements in this report are based only on information currently available to us and speak only as of the date on which they are made. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than as required by law) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

Overview

We are an oilfield technology company providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the design of burner and combustion management solutions utilized on heated applicances throughout the oil and gas industry. We sell our products and services primarily throughout North America. Our experienced team of industry service professionals also provides supporting services for our products.

Principal Products and Services

Across the energy industry, there are numerous demands for heat generation and control. Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat as part of their production or processing functions. This is provided by a burner flame. This burner flame is integral to the process of separating, treating, storing, and transporting oil and gas. Factors such as the gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the requirement for heat in oil and gas production and processing applications. Our burner-management systems ignite, monitor, and manage this burner flame, which can be operated remotely, reducing the need for employee interaction with the burner, such as for the purposes of re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce gas emissions by quickly reigniting a failed flame.

Oil and gas producers utilize burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations. Without burner-management systems, an employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without burner-management systems, all application monitoring is done directly on-site. Such on-site monitoring can result in the interruption of production for longer periods of time, risk of reigniting a flame, which can lead to burns and explosions, and the possibility of raw gas being vented into the atmosphere when the flame fails. In addition, without a burner-management system, burners often run longer, incurring significant fuel costs. We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, largely for improved efficiency and operational cost savings, and partly for potential regulatory-satisfaction purposes. Our burner-management systems are designed to be always on standby to make sure the burner flame is lit and managed properly, which can reduce how often a burner is running and may reduce fuel costs. We continue to assess compliance-interest in the industry, and we believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations throughout the United States and Canada.

We initially developed our first burner-management system in 2005. Since then, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with North American standards including, Canadian Standards Association (CSA), Underwriters Laboratories (UL), and Safety Integrity Level (SIL) standards.

Our burner-management systems have become widely used in Western Canada and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake, ConocoPhillips, Devon, Encana, XTO, CNRL, Shell, OXY, and others. Our systems have also been sold or installed in other parts of the world, including many countries in Europe, South America, Africa, the Middle East and Asia. We are established in the North American oil and gas markets, which is our current primary focus, but we are working to expand further into other international markets.

Product Extensions:

The PF3100 is an advanced burner and combustion management system which is designed to operate, monitor, control, and manage a wide variety of complex, heated appliances. Throughout the industry, Programmable Logic Controllers, or PLCs, are used to operate and manage custom-built oilfield applications. Though capable, PLCs can be expensive, difficult to install and maintain. The PF3100 can help oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization. We are selling the PF3100 for initial use in the oil and gas industry's natural-draft and forced-draft applications.

We recognized the area of burner management most in need of innovation was the user experience. The PF2200 is designed to optimize installation, commissioning, troubleshooting and daily operation. This focus on the user will optimized the time required on-site for both installation and operator training. With the user focused design being combined with an expanded feature set, the PF2200 becomes a very powerful tool to reduce downtime and lessen the burden on producers in a wide variety of applications, ranging from dual-burner to forced draft, to a variety of waste-gas destruction applications.

We frequently assess market needs by participating in industry conferences and soliciting feedback from existing and potential customers, allowing us to provide quality solutions to the oil- and gas-producing companies we serve. Upon identifying a potential market need, we begin researching the market and developing products that are likely to have feasibility for future sale.

Additional Complementary Products

In addition to our burner- and combustion-management systems, we also supply complementary products that provide our customers with a complete solution. These products include safety and monitoring devices such as shut-down and temperature valves, pressure transmitters and switches, burners, pilots, and other combustion related equipment. We continue to invest in the development of innovative, complementary, products which we anticipate will help bolster continued long-term growth.

Chemical-Management Systems

In addition to the burner-management systems and complementary technologies we sell, we also offer chemical-management systems.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Total Revenues	$9,905,761	$10,124,031	$10,833,058	$10,605,155	$11,499,902
Gross Profit Percentage	52.2%	51.2%	53.2%	44.9%	53.0%
Operating Expenses	$4,027,844	$4,190,479	$3,626,811	$3,541,209	$3,701,728
Net Income	$921,748	$985,504	$1,668,618	$831,404	$1,659,089
Operating Cash Flow	$2,094,454	$2,699,154	$2,608,501	$1,829,363	$599,862

Revenues for the quarter ended September 30, 2019 decreased by 14% or $1,594,141 compared to the quarter ended September 30, 2018, which was mostly driven by macro industry changes over that same period. The average oil price in the first nine months of 2019 was only $57.04 per barrel compared to $66.93 per barrel in the first nine months of 2018 representing a decrease of 14.8%. The Q3 2019 weekly average rig count for North America was 1,024 compared to 1,239 in the same period of last year . These decreases have followed the decline in oil prices in Q4 2018. As a result of these macro trends, we believe many exploration and production companies have pulled back on capital expenditure budgets or deferred planned spending. Some customers have indicated to us that they intend to use cash in the near future to fund further debt reductions, increasing dividend payments or to initiate or expand stock repurchase programs.

Our gross profit margin was down slightly from the same quarter of last year but remains within our normally exepected range for a completed quarter. The gross margin percentage fluctuates each quarter due to changes in product mix and product related reserves. Over the past year gross profit has stayed fairly consistent, within an expected range, except for Q4 2018 when gross profit decreased due to inventory adjustments related to our chemical-management system product line. We anticipate gross margin will stay within the expected range going forward, assuming normal product mix fluctuations.

Operating expenses increased $326,116 from the same quarter of last year, which was consistent with our previously announced strategic investment plan for 2019. As reported in our Annual Report on Form 10-K for the year ended December 31, 2018, we initiated investments during 2019 in the areas of research and development efforts in order to expand our product offerings, international market evaluation and expansion and an expanded sales and labor force to meet expected market demand and support our expanding product offerings. We intend to continue to fund these activities during the fourth quarter.

Due to the lower revenues and higher operating cost to support strategic initiatives discussed above, net income decreased 44% during the quarter ended September 30, 2019 compared to the same quarter in 2018. Operating cash flows increased significantly during the third quarter of 2019 compared to the third quarter of 2018, despite lower revenue and increased costs. This increase is primarily due to favorable movements in net working capital during the third quarter of 2019 compared to unfavorable movements in net working capital in the third quarter of 2018.

Despite the ongoing volatility in the oil and gas industry and macro trends in the short term, we remain focused on the Company's future. Assuming we successfully implement our planned investments in research and development, in international market expansion and an expanded sales and labor force, we believe we are well-positioned for continued growth in future periods, particularly if oil prices improve and allow our customers to make higher levels of capital expenditures.

Comparison of the nine-months ended September 30, 2019 and 2018

The table below presents certain financial data comparing the nine months ended September 30, 2019 to the same period ended September 30, 2018:

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Total Revenues	$30,862,850	$35,009,380	$(4,146,530)	(11.8)%
Gross Profit Percentage	52.2%	51.8%		0.4%
Operating Expenses	$11,845,134	$11,386,462	$458,672	4.0%
Net Income	$3,575,870	$5,249,587	$(1,673,717)	(31.9)%
Operating Cash Flow	$7,402,109	$3,723,193	$3,678,916	98.8%

Revenues during the nine-month period ended September 30, 2019 compared to the same period last year declined 11.8% which is largely due to a 14.8% drop in the average oil price over the same time frame, which caused our customers to reduce capital expenditure. Operating expenses increased 4.0% year-over-year as a result of ongoing strategic investments during the period. As a result of the revenue and operating cost changes, there was a 31.9% decline in net income. Our gross profit percentage increased slightly by 0.4% during the nine-months ended September 30, 2019, compared to the same period in 2018, primarily due to changes in product mix, direct labor costs, and inventory adjustments.

Liquidity and Capital Resources

Working capital at September 30, 2019 was $25,228,492, compared to $27,744,268 at December 31, 2018. This decrease resulted from a combination of decreases in accounts receivable and inventory which were partially offset by decreases in accrued liabilities such as income taxes payable.

We acquired land for a new office building and research and development facility in Canada in June of 2018 and construction of the facility is ongoing. Excluding the cost of the land, the total cost of the building is expected to be approximately $4,600,000 USD. As of September 30, 2019, we had spent approximately $3,165,000 USD towards construction of the building. We believe our available cash resources are sufficient to cover construction costs for the building and other expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our Management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our Management, including the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2018, the Company announced that the Board had authorized a share repurchase program allowing the Company, at Management's discretion, to repurchase up to $2,000,000 worth of the Company's common stock from time to time through October 31, 2019. The repurchase program expired on October 31, 2019 and the Company does not have an active repurchase program as of the date of this report.

On August 1, 2019 the Board approved Management to purchase up to an additional $2,000,000 worth of the Company's Common stock pursuant to the Company's existing share repurchase program.

The table below sets forth additional information regarding our share repurchases during the three months ended September 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July	—	$—	—	$—
August	308,915	$1.42	308,915	$1,561,626
September	283,185	$1.69	283,185	$1,083,833
Total	592,100		592,100

Item 3. Defaults Upon Senior Securities

We do not have any debt nor any current plans to obtain debt financing.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1	Membership Interest Purchase Agreement between Profire Energy, Inc. and Midflow Services, LLC dated August 5, 2019*

Exhibit 31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Brenton W. Hatch, Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	November 6, 2019	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	November 6, 2019	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer