Form 10-K
period 2019-12-31
PROFIRE ENERGY INC
filed 2020-03-11
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __December 31, 2019___
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

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold as of the last business day of the our most recently completed second fiscal quarter was approximately $48,188,985.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PFIE	NASDAQ

As of March 9, 2020, the registrant had 51,086,372 shares of common stock, par value $0.001, issued and 47,673,994 shares outstanding.

Documents Incorporated by Reference:  Portions of the Profire Energy, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Forward-looking statements are based on our assessment of current industry, financial and economic information,, all of which are dynamic factors subject to rapid and abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all our forward-looking statements by these cautionary statements.

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

Principal Products and Services

Across the energy industry, there are numerous demands for heat generation and control.  Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat as part of their production or processing functions. This heat is generated through the process of combustion which must be controlled, managed and supervised. Combustion and the resulting generation of heat integral to the process of separating, treating, storing, and transporting oil and gas. Factors such as petroleum's specific gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the need for heat in oil and gas production and processing applications. Our burner-management systems ignite, monitor, and manage pilots and burners that are utilized in this process. Our technology affords remote operation, reducing the need for employee interaction with the appliance's burner, such as for the purposes of re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce gas emissions by quickly reigniting a failed flame and improving application efficiencies and up-time.

Oil and gas producers utilize burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  Without a burner-management system, an employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without burner-management systems, all application monitoring is done directly on-site. Such on-site monitoring can result in the interruption of production for longer periods of time, risk of reigniting a flame, which can lead to burns and explosions, and the possibility of raw gas being vented into the atmosphere when the flame fails. In addition, without a burner-management system, burners often run longer, incurring significant fuel costs. We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, largely for improved efficiency and operational cost savings, and partly for potential regulatory-satisfaction purposes. Our burner-management systems are designed to be always on standby to make sure the burner flame is lit and managed properly, which can reduce how often a burner is running and may reduce fuel costs. We continue to assess compliance-interest in the industry, and we believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations throughout the United States and Canada.

We initially developed our first burner-management system in 2005. Since then, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with North American standards, including Canadian Standards Association (CSA), Underwriters Laboratories (UL), and Safety Integrity Level (SIL) standards.

Our burner-management systems have become widely used in Western Canada and throughout many regions in the United States. We have sold our burner-management systems to many large energy companies, including Anadarko, Chesapeake, ConocoPhillips, Devon, Encana, XTO, CNRL, Shell, OXY, and others. Our systems have also been sold or installed in other parts of the world, including many countries in Europe, South America, Africa, the Middle East and Asia. We are established in the North American oil and gas markets, which is our primary focus currently, but we are working to expand further into other international markets.

Product Extensions

The PF3100 is an advanced burner and combustion management system which is designed to operate, monitor, control, and manage a wide variety of complex, heated appliances. Throughout the industry, Programmable Logic Controllers, or PLCs, are used to operate and manage custom-built oilfield applications. While PLC's perform these intended functions, they can be expensive, difficult to install and maintain. The PF3100 can help oilfield producers meet deadlines and improve profitability through an off-the-shelf solution with dynamic customization.  We are selling the PF3100 for initial use in the oil and gas industry's natural-draft and forced-draft applications.

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

Additional Complementary Products

In addition to our burner- and combustion-management systems, we also supply complementary products that provide our customers with a complete solution. These products include safety and monitoring devices such as shut-down and temperature valves, pressure transmitters and switches, burners, pilots, flame arrestor housings and other combustion related equipment. We continue to invest in the development of innovative, complementary products which we anticipate will help bolster continued long-term growth.

Principal Markets and Distribution Methods

Our principal markets include Western Canada and the United States, specifically the Marcellus, Permian, Bakken, STACK, SCOOP, and Eagle Ford areas. In our experience, the oil and gas industry does not typically centralize purchasing decisions of relatively inexpensive products and services such as those we provide. Therefore, we place a strong emphasis on developing relationships with customers at the field-level. Because of this relationship-based purchasing structure, the majority of our sales initiatives are focused on working directly with producers rather than through distributors or representative agreements.

We have also had success in working with Original Equipment Manufacturers (OEMs) who manufacture the production and processing equipment on which our products are utilized. These products can be used on new well pads or as replacements for former old or defective products. We have also had success in working with strategic partners that deliver instrumentation and electrical (I&E) services in the industry. When drilling activity is high, these OEMs and I&Es provide us with a relatively easy-to-scale sales and service channel.

In addition to developing a larger presence in international markets in future years, we believe the PF3100 and PF2200 platforms will serve as the base for applications outside of the oil and gas industry (as well as for new applications within the oil and gas industry). Although our primary focus is on serving the oil and gas industry, we continue to look for opportunities to expand and diversify our product footprint to other industries. For example, these platforms could have applications in the agricultural industry. We intend to continue to explore these opportunities.

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

While price is a significant method of competition within our industry, we believe the most important competitive factors are performance, quality, reliability, durability, and installation/service availability and expertise. To that end, we have primarily sought to first create high-quality and innovative products, and then to constrain costs without compromising quality and innovation. Relative to our competition, we believe our product-offering tends to be about average in price, but with above-average capability, reliability, and product-support.

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

Sources and Availability of Raw Materials

We operate under release date purchase orders with the majority of our suppliers, including our suppliers in China. This allows for our procurement team to work closely with our suppliers to navigate market fluctuations and the changing needs of our customers. In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components needed for our systems. However, as industry activity levels fluctuate and global economic pressures change, there could be greater upward pressure on the price of system components.

Some of the components that we resell, such as some of our valve products, are available from a limited number of suppliers. If our access to such products becomes constricted, we could experience a material adverse impact on our results of operations or financial condition. We continue to develop proprietary products that could reduce some of our dependency on these limited componentry items. As we anticipate continued development of proprietary products, we expect to review vendor relationships to help ensure we are working with suppliers that best meet our needs and the needs of our customers. Because many of the component parts we use are relatively low-priced and readily available, we do not anticipate that a sudden or dramatic increase in the price (or decrease in supply) of any particular part would have a material adverse effect on our results of operations or financial condition, even if we are unable to increase our sales prices proportionate to any particular price increase.

We contract with third-party contract manufacturers to assemble our burner-management system controllers, along with other proprietary products. We believe this has provided us with improved manufacturing efficiencies. Additionally, the use of third-party fabricators enables us to concentrate our capital on liquidity maintenance, research and development projects, and other strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturers are able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system. Using specialty equipment and processes provided by us, the system is tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing, and ensure the programming for each system is ready for the anticipated environment of the customer. Shipments to us from our manufacturers are usually limited to a few hundred systems at a time, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire manufacturing process is typically completed within 90 to 120 days of the manufacturer receiving our purchase order.

Our burner-management systems manufacturers are located in Alberta, Canada. While we have contracts in place with these manufacturers, should we lose services from one or both of them, we believe we keep enough inventory on hand to meet our customers' needs in the event of short-term supply chain disruptions.

We also believe we have adequate alternative manufacturing sources available, and that while such a loss might result in a temporary short-term disruption, we do not anticipate it would result in a materially adverse impact in our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time. We periodically evaluate alternative manufacturing options to ensure our current fabricators are competitive in price, manufacturing quality and fulfillment speed, and to ensure we have the ability to scale our production levels based on customer demand and market conditions.

Dependence upon Major Customers

During the fiscal years ended December 31, 2019 and December 31, 2018, no single customer accounted for more than 10% of our total revenues. Nonetheless, the loss of a major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Patents, Trademarks and Other Intellectual Property

We have filed or acquired several patent applications for various product innovations, both domestically and internationally. We intend to continue to assess the strategic and financial value of each potential patent as we develop various intellectual properties.

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certifications/ratings for our combustion-management systems before they are released to the market. We have received the appropriate certifications including CSA, Intertek and UL certifications for our burner-management and chemical-management systems.

Although sales of our products and services have not been dependent on industry regulations, we believe industry regulations have enhanced our sales environment in certain geographies. We believe that increased regulation in the areas of lower emissions and higher safety standards for our customers—especially when coupled with consistent enforcement—may influence potential customers to purchase our products or services.

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
•Order 25417, which was passed by North Dakota's Industrial Council, is a rule that became effective April 1, 2015, and requires producers to condition crude oil before transportation and prove oil temperature is above 110 degrees Fahrenheit, to burn off toxic gases from the oil.

Our burner-management system's design enables our products to help companies become compliant with the aforementioned and other regulations and we intend to continue following their implementation and enforcement. We have assigned sales and service professionals to these specific geographic areas to ensure we have a strong presence in the States and Provinces with specific regulations.

We are focused on providing products and services that exceed existing regulatory and industry safety standards. We believe demand for our products may increase as regulators continue to tighten safety and efficiency standards in the industry. In addition to satisfying regulatory and safety requirements, we believe oil and gas companies continue to recognize the operational efficiencies that can be realized through the use of our burner-management systems and related products. However, significant changes in the regulatory environment could materially impact our results of operations and financial condition.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the fiscal years ended December 31, 2019 and December 31, 2018, we spent $1,933,112 and $1,397,440, respectively, on research and development programs.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently existing in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.

During the fiscal years ended December 31, 2019 and December 31, 2018, respectively, we did not incur material direct costs to comply with applicable environmental laws. There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Employees

As of December 31, 2019, we had a total of 117 employees, 104 of whom were full-time employees.

Executive Officers of the Registrant

Name	Age	Positions Held
Brenton W. Hatch	69	Chief Executive Officer and President (2008 to present)

Ryan Oviatt	46	Chief Financial Officer (2015 to present)

Cameron Tidball	43	Chief Business Development Officer (2018 to present)

Jay Fugal	36	Vice President of Operations (2018 to present)

Patrick Fisher	42	Vice President of Product Development (2019 to present)

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

Our principal customers are oil and natural gas exploration and production companies that operate in the upstream and midstream space and the original equipment manufacturers, or OEM’s, that supply the exploration and production companies with burner related equipment. Thus, the results of our operations and financial condition depend on the level of capital spending by our customers. The energy industry's level of capital spending is tied to the prevailing commodity prices of natural gas and crude oil because the amount of crude oil and natural gas that our customers can economically produce also depends on the prevailing prices for those commodities. Volatility in commodity prices may make our customers reluctant to invest in the oil and gas industry where our products would be used.  Although our products may enhance the operational efficiency of producing wells, a prolonged or substantial downturn in market price could lead to reductions or delays in the capital spending of our customers and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

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

•the level of oil and gas inventories globally;

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

As our segment within the oil and gas exploration and production industry grows and matures it is reasonable to expect additional companies may seek to enter this market.  New entrants to our industry may be more highly capitalized, better recognized or better situated to take advantage of market opportunities. If we are unable to adequately compete against current and future competitors, or if the competition results in price reductions or decreased demand for our products, our business, financial condition and results of operations may be materially and adversely affected.

We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

Our future business strategies may include growth through the acquisitions of other businesses.  We may not be able to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified.  Even if we are successful in integrating future acquisitions into existing operations, we may not derive the benefits, such as administrative or operational synergy or earnings, that were expected from such acquisitions, which may result in the commitment of capital resources without the expected returns on capital.  Additionally, the competition for acquisition opportunities may increase which in turn would increase our cost of making acquisitions.

In pursuing our business strategy, from time to time we evaluate targets for potential acquisitions. We conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete transactions and manage post-closing matters such as the integration of acquired businesses. However, we may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities.

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

The anticipated benefits of acquisitions may not be realized, if at all, and we may incur significant time and costs beyond those anticipated with the integration of new acquisitions to the existing business. If we are unable to accomplish the integration and management of the combined business successfully, or achieve a substantial portion of the anticipated benefits of these acquisitions within the time frames anticipated by Management, it could have a material adverse effect on our business and financial condition.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of Management's time and attention. They may also delay the realization of the benefits we anticipate when we enter into a transaction. Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business and financial condition.

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

•potentially adverse tax consequences;

•political and economic instability, including wars and acts of terrorism, political unrest, boycotts, curtailments of trade, tariffs and sanctions, and other business restrictions;

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

•regional economic downturns;

•foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction that may harm our ability to compete; and

•failure to comply with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act.

Our business could result in liability for litigation, personal injury and property damage claims assessments.

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

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in diversion of Management's attention.

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

Although we maintain insurance protection for certain risks in our business and operations, we are not fully insured against all possible risks, nor are all such risks insurable. It is possible an unexpected judgment could be rendered against us for which we could be uninsured or underinsured and damages could be beyond the amounts we currently have reserved or anticipate incurring. Significant increases in the cost of insurance and more restrictive coverage may have an adverse impact on our results of operations. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or our insurance coverage may not be adequate to cover future claims and assessments that may arise.

Our assets and operations, as well as the assets and operations of our customers, could be adversely affected by weather and other natural phenomena.

Our assets and operations could be adversely affected by natural phenomena, such as tornadoes, earthquakes, wildfire, floods, and landslides. A significant disruption in our operations or the operations of our customers due to weather or other natural phenomena could adversely affect our business and financial condition.

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

We outsource our manufacturing processes and other functions and continue to evaluate additional outsourcing in order to maintain efficient operations.  If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer.  For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may prevent us from fulfilling our customers' orders on a timely basis.  The ability of these manufacturers to perform is largely outside of our control.  Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays.

We are exposed to risks of delay, cancellation, and nonpayment by customers in the ordinary course of our business activities.

We are exposed to risks of loss in the event of delay, cancellation, and nonpayment by our customers. Our customers are subject to their own operating and regulatory risks and may be highly leveraged.  We may experience financial losses in our dealings with other parties.  Any delay and any increases in the cancellation of contracts or nonpayment by our customers and/or counterparties could adversely affect our results of operations and financial condition.  In addition, the same factors that may lead to a reduction in our potential customers' spending may also increase our exposure to the risks of nonpayment and nonperformance by our existing customers. A significant reduction in our customers' liquidity may result in a decrease in their ability to pay or otherwise perform their obligations to us. Any increase in nonpayment or nonperformance by our customers, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on our operating results and adversely affect our liquidity.

Our ability to successfully commercialize our technology and products may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our technologies and planned products, or if the scope of the intellectual property protection is not sufficiently broad.

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection with respect to our proprietary technology and products.   In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the same, especially in jurisdictions in which we hope to secure protection, may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind actual discoveries, and patent applications, in the United States and other jurisdictions. Consequentially, such discoveries are typically not published until 18 months after filing, or in some cases not at all. Therefore, we may not have been the first to make the inventions claimed in our patents or pending patent applications, or we may not have been the first to file for patent protection of such inventions.

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

Filing, prosecuting and defending our patents throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection, to develop their own products, and may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. Competitors' products may compete with our products in jurisdictions where we do not have any issued patents, and our intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries may not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.

Some of our proprietary intellectual property is not protected by patents or copyrights, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization.  We rely upon confidential proprietary information, including trade secrets, unpatented know-how, technology, software, and other proprietary information, to develop and maintain our competitive position. Any disclosure to, or misappropriation by, third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in the market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us.

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

Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our products, and to use our proprietary technologies without infringing, misappropriating, or otherwise violating the proprietary rights or intellectual property of third parties. While we are not aware of any issued or pending patent applications that could restrict our ability to operate, we may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third party's intellectual property rights, we may be temporarily or permanently prohibited from commercializing our products that are held to be infringing. We might, if possible, also be forced to redesign our products so that we no longer infringe the third party intellectual property rights, or we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and we could be required to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business.

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

Additionally, the time and expense invested in product development may not result in commercial products or revenues. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to stringent regulatory standards and performance requirements, and achieve market acceptance in a timely manner, could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense, and may not necessarily result in the successful commercialization of any new products.  Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled employees.  Our ability to scale our operations depends on our ability to increase our labor force.  The demand for skilled oilfield employees is high and the supply is limited.  As a result of the volatility of the oilfield services and technology industry, our ability to offer competitive wages and retain skilled employees may be diminished.

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

As of December 31, 2019, our executive officers, directors, and certain beneficial owners owned approximately 33% of our common stock. As a result, our insiders have sufficient voting power to significantly influence the outcome of many matters requiring stockholder approval. These matters may include:
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

As part of our growth strategy, we may desire to raise capital, issue stock to employees pursuant to our 2014 Equity Incentive Plan, or utilize our common stock to effect strategic business transactions. If we issue equity securities in connection with any of these actions, such issuance will result in dilution to our existing stockholders.

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal control over financial reporting and to disclose any changes in internal control over financial reporting. In Item 9A of this report, we disclose that with respect to the standards of Section 404 of the Sarbanes-Oxley Act of 2002, the internal controls-standard to which we are subject, we concluded that our internal control over financial reporting was effective as of December 31, 2019. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we concluded that our internal controls over financial reporting were effective as of December 31, 2019, we have identified and reported material weaknesses in prior periods, and we cannot be certain that our internal control practices will ensure that we will have or maintain adequate internal control over our financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations.

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

Our common stock is listed on the Nasdaq Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on the Nasdaq Capital Market. Although we intend to comply with all of the continued listing requirements, it is possible we may fail to do so. If we fail to maintain compliance with all applicable continued listing requirements for the Nasdaq Capital Market and they determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing, repay any future debt we could incur, and fund our operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table lists the location and description of each of our facilities, the current lease expiration date (when applicable), and the facility's principal use, and approximate square footage:

Location	Lease Expiration	Use	Square Footage
Lindon, Utah	Owned	Corporate HQ & Warehouse Assembly	50,500
Spruce Grove, Alberta	Owned	Office & Warehouse Assembly	16,000
Acheson, Alberta	Owned	Office & Warehouse Assembly	25,500
Greeley, Colorado	Owned	Office & Warehouse Storage	2,750
Victoria, Texas	August 15, 2020	Office & Warehouse Assembly	3,250
Homer City, Pennsylvania	May 1, 2020	Office & Warehouse Storage	2,100
Millersburg, Ohio	Month-to-Month	Office & Warehouse Assembly	1,600

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of December 31, 2019, Management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject that we believe could have a material impact on our operations or financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Registrant's Common Equity and Holders

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "PFIE." As of March 9, 2020, there were approximately 80 shareholders of record for our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks, or other fiduciaries.

Dividends

The Company has not declared or paid any dividends in the past two years and does not intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below displays information relating to equity compensation:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	773,127	$0.41	2,034,126
Equity compensation plans not approved by security holders	—	—	—
Total	773,127	$0.41	2,034,126

Issuer Purchases of Equity Securities

On November 5, 2018, the Company announced that its Board of Directors had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company's common stock from time to time through October 31, 2019 at Management's discretion. The Company continued to repurchase stock during October 2019 until the share repurchase program expired. As of the date of this report, the Company does not have an active share repurchase program.

The table below sets forth additional information regarding our share repurchases during the three months ended December 31, 2019:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October	269,491	$1.83	269,491	$—
November	—	$—	—	$—
December	—	$—	—	$—
Total	269,491		269,491

Item 6. Selected Financial Data

This section is not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this annual report on Form 10-K.

Recent Developments

On June 18, 2019, our wholly-owned subsidiary, Profire Combustion, Inc., acquired substantially all the assets of Millstream Energy Products, LTD., a Canadian corporation ("MEP") for $2,219,782 in cash and liabilities assumed. MEP was a privately-held Canadian company that developed a line of high-performance burners, economy burners, flame arrestor housings, secondary air control plates, and other related combustion components. MEP’s full line of products became available for sale by our existing sales team immediately after closing of the transaction. These products complement our burner-management system (BMS) product offerings and should enable us to supply a larger portion of the total BMS package sale to our customers. MEP will receive a 4.5% royalty on proprietary MEP product revenue generated during the five-year period following the acquisition.

On August 5, 2019, we acquired all of the outstanding membership interests of Midflow Services, LLC ("Midflow"). Midflow is based in Millersburg, Ohio. Midflow provides packaged combustion solutions and services to the upstream and midstream oil and gas industry. The purchase price of $3,439,371 was funded through a combination of existing cash and shares of the Company's common stock.

Results of Operations

Revenues, Cost of Goods Sold, and Gross Profit

The table below presents information regarding revenues, cost of goods sold, and gross profit.

	For the Year Ended December 31, 2019	% of Revenue	For the Year Ended December 31, 2018	% of Revenue	$ Change	% Change
Total Revenues	38,981,313	100%	45,614,535	100%	$(6,633,222)	(15)%
Total Cost of Goods Sold	19,452,954	50%	22,713,355	50%	$(3,260,401)	(14)%
Gross Profit	19,528,359	50%	22,901,180	50%	$(3,372,821)	(15)%

Total revenues decreased by 15% which was primarily driven by macro industry changes during 2019. The average oil price in 2019 was $56.95 per barrel compared to $65.07 per barrel in 2018, representing a decrease of 12.5%. The 2019 weekly average onshore rig count for North America was 1,052 compared to 1,202 in 2018. As a result of these macro trends, we believe many exploration and production companies have pulled back on capital expenditure budgets or deferred planned spending. We continue to focus our resources in geographic areas that we believe have the greatest potential for improved revenues and return on investment. However, continued volatility in commodity prices, or weak oil prices during 2020, could cause our customers to reduce operating and capital expenditures even more, which would adversely affect our revenues.

Total cost of goods sold decreased due to the decrease in revenues. As a percentage of revenue, cost of goods sold remained flat during 2019. We continue to work with our suppliers to control our inventory costs, which has the largest impact on margin. As a result of these changes, total gross profit decreased by $3,372,821 during 2019 compared to 2018. As a percentage of revenues, total gross profit remained flat between the periods.

Operating Expenses

The table below presents information on operating expenses:

	For the Year Ended December 31, 2019	% of Revenue	For the Year Ended December 31, 2018	% of Revenue	$ Change	% Change
General and administrative expenses	13,454,195	35%	13,029,228	29%	$424,967	3%
Research and development	1,933,112	5%	1,397,440	3%	$535,672	38%
Depreciation and amortization expense (inclusive of amounts in COGS)	1,464,844	4%	896,157	2%	$568,687	63%

General and administrative expenses increased by $424,967 or 3% during 2019 compared to 2018 and increased as a percentage of revenue. While general and administrative expenses increased 3% during 2019, revenues decreased 15% during the same period. The majority of the increase in general and administrative expense was due to an expanded labor force resulting from the two acquisitions completed during the year.

Research and development expenses increased by $535,672 or 38% during 2019 compared to 2018 and increased as a percentage of revenue. We continue to prioritize research and development projects to ensure that we remain a leader in technology and automation in the oil and gas industry. We intend to continue our research and development efforts during 2020 in order to further expand and enhance our product offerings.

Depreciation and amortization expense (inclusive of amounts in COGS) increased by $568,687 or 63% in 2019 compared to 2018 primarily due to an asset impairment we recorded during 2019 with respect to one of our patents relating to chemical management systems. As a result of deterioration in market conditions related to chemical management systems during 2019, we determined that the patent was impaired and recorded an impairment of $417,777, which represented the excess of the carrying value of this patent over its estimated fair value. Refer to Note 4 and Note 5 of the financial statements included in this report for further details on property and equipment, depreciation expense, intangible assets and amortization expense.

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

We acquired land for a new office building and research and development facility in Canada in June of 2018 had substantially completed construction as of December 31, 2019. Excluding the cost of the land, the total cost of the building is expected to be $4,600,000 USD and as of December 31, 2019 we had spent $4,340,927 towards its construction. We believe our available cash resources are sufficient to cover construction costs for the building and other expected capital expenditures for the foreseeable future, and we have no current plans to incur debt financing.

The table below presents information on cash and investments:

	December 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	7,358,856	10,101,932	$(2,743,076)	(27)%
Short-term investments	1,222,053	961,256	$260,797	27%
Short-term investments - other	2,600,000	3,596,484	$(996,484)	(28)%
Long-term investments	7,399,963	7,978,380	$(578,417)	(7)%
Total	18,580,872	22,638,052	(4,057,180)	(18)%

The Company invests its available cash in investment grade securities. All of the investments either mature within one year or can be sold quickly in response to liquidity needs, if necessary.

The table below presents information regarding cash flows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	$ Change	% Change
Net Cash Provided by Operating Activities	$7,713,202	$5,552,556	$2,160,646	39%
Net Cash Used in Investing Activities	$(7,437,441)	$(1,568,487)	$(5,868,954)	374%
Net Cash Used in Financing Activities	$(3,050,303)	$(5,233,156)	$2,182,853	42%
Effect of exchange rate on Cash	$31,466	$(94,780)	$126,246	133%
Net Decrease in Cash	$(2,743,076)	$(1,343,867)	$(1,399,209)	104%

Despite the economic difficulties that have faced the oil and gas industry in recent years, we have continued to maintain positive cash flows from operations. The overall increase in operating cash flows during 2019 was primarily due to favorable changes in working capital balances. Net cash used in investing activities increased primarily as a result of acquisitions and purchases of additional fixed assets in 2019. During the year ended December 31, 2019 we purchased $4,664,619 in fixed assets, which was partially offset by proceeds from sales of fixed assets of $116,785. The decrease in cash used in financing activities was due to less cash spent repurchasing shares of our own stock in 2019 compared to 2018. As discussed in Note 8 to the financial statements, during 2019 we repurchased 1,636,878 shares of our common stock for a total price of $2,743,534. During 2018, we repurchased 1,628,712 shares of common stock for a total price of $4,670,134. The net decrease in cash was caused primarily by the aforementioned activities.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Profire Energy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Salt Lake City, UT
March 11, 2020

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of
ASSETS	December 31, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$7,358,856	$10,101,932
Short-term investments (note 2)	1,222,053	961,256
Short-term investments - other (note 2)	2,600,000	3,596,484
Accounts receivable, net	5,597,701	6,885,296
Inventories, net (note 3)	9,571,807	9,659,571
Prepaid expenses and other current assets	1,672,422	473,726
Income tax receivable	77,385	173,124
Total Current Assets	28,100,224	31,851,389

LONG-TERM ASSETS
Net deferred tax asset	—	85,092
Long-term investments (note 2)	7,399,963	7,978,380
Financing right-of-use asset	107,991	—
Property and equipment, net (note 4)	12,071,019	8,020,462
Intangible assets, net (note 5)	1,989,782	429,956
Goodwill (note 5)	2,579,381	997,701
Total Long-Term Assets	24,148,136	17,511,591
TOTAL ASSETS	$52,248,360	$49,362,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,633,520	$1,177,985
Accrued liabilities	2,089,391	1,756,945
Current financing lease liability (note 7)	59,376	—
Income taxes payable	403,092	1,172,191
Total Current Liabilities	5,185,379	4,107,121
LONG-TERM LIABILITIES
Net deferred income tax liability	439,275	—
Long-term financing lease liability (note 7)	52,120	—
TOTAL LIABILITIES	5,676,774	4,107,121

STOCKHOLDERS' EQUITY (note 8)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 50,824,355 issued and 47,411,977 outstanding at December 31, 2019, and 49,707,805 issued and 47,932,305 outstanding at December 31, 2018	50,824	49,708
Treasury stock, at cost	(5,353,019)	(2,609,485)
Additional paid-in capital	29,584,172	28,027,742
Accumulated other comprehensive loss	(2,415,460)	(2,895,683)
Retained earnings	24,705,069	22,683,577
TOTAL STOCKHOLDERS' EQUITY	46,571,586	45,255,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,248,360	$49,362,980
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
REVENUES (note 10)
Sales of goods, net	$36,208,153	$42,870,050
Sales of services, net	2,773,160	2,744,485
Total Revenues	38,981,313	45,614,535

COST OF SALES
Cost of goods sold-product	17,587,664	20,789,229
Cost of goods sold-services	1,865,290	1,924,126
Total Cost of Goods Sold	19,452,954	22,713,355

GROSS PROFIT	19,528,359	22,901,180

OPERATING EXPENSES
General and administrative expenses	13,454,195	13,029,228
Research and development	1,933,112	1,397,440
Depreciation and amortization expense	976,652	500,554
Total Operating Expenses	16,363,959	14,927,222

INCOME FROM OPERATIONS	3,164,400	7,973,958

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	114,641	129,989
Other income (expense)	5,044	(7,414)
Interest income	283,476	501,429
Total Other Income	403,161	624,004

INCOME BEFORE INCOME TAXES	3,567,561	8,597,962

INCOME TAX EXPENSE (note 12)	1,546,069	2,517,200

NET INCOME	$2,021,492	$6,080,762

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$335,695	$(660,190)
Unrealized gains (losses) on investments	144,528	(35,031)
Total Other Comprehensive Income (Loss)	480,223	(695,221)

COMPREHENSIVE INCOME	$2,501,715	$5,385,541

BASIC EARNINGS PER SHARE (note 13)	$0.04	$0.13
FULLY DILUTED EARNINGS PER SHARE (note 13)	$0.04	$0.12
BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,490,937	48,471,011
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,133,749	49,222,353
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	48,606,425	$53,931	$27,535,469	$(2,200,462)	$(6,890,349)	$25,548,835	$44,047,424
Stock based compensation	—	—	1,059,000	—	—	—	1,059,000
Stock issued in exercise of stock options	491,650	492	173,510	—	—	—	174,002
Stock issued in settlement of RSUs	262,942	263	(263)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(739,974)	—	—	—	(739,974)
Treasury stock repurchased	(1,628,712)	—	—	—	(4,670,134)	—	(4,670,134)
Retirement of treasury stock	200,000	(4,978)	—	—	8,950,998	(8,946,020)	—
Foreign currency translation	—	—	—	(660,190)	—	—	(660,190)
Unrealized losses on investments	—	—	—	(35,031)	—	—	(35,031)
Net Income For the Year Ended December 31, 2018	—	—	—	—	—	6,080,762	6,080,762
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859

Stock based compensation	—	—	390,826	—	—	—	390,826
Stock issued in exercise of stock options	66,508	66	9,290	—	—	—	9,356
Stock issued in settlement of RSUs and payment of bonuses	310,912	311	379,550	—	—	—	379,861
Stock issued in acquisition (note 9)	739,130	739	1,019,261	—	—	—	1,020,000
Tax withholdings paid related to stock based compensation	—	—	(242,497)	—	—	—	(242,497)
Treasury stock repurchased	(1,636,878)	—	—	—	(2,743,534)	—	(2,743,534)
Foreign currency translation	—	—	—	335,695	—	—	335,695
Unrealized gains on investments	—	—	—	144,528	—	—	144,528
Net Income For the Year Ended December 31, 2019	—	—	—	—	—	2,021,492	2,021,492
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
OPERATING ACTIVITIES
Net income	$2,021,492	$6,080,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,467,007	896,681
Gain on sale of fixed assets	(114,641)	(117,693)
Bad debt expense	315,256	186,882
Stock awards issued for services	390,826	1,059,000
Changes in operating assets and liabilities:
Accounts receivable	1,965,207	911,981
Income taxes receivable/payable	(665,649)	71,397
Inventories	1,630,632	(3,417,671)
Prepaid expenses	(1,184,385)	(14,301)
Deferred tax asset/liability	524,367	(12,275)
Accounts payable and accrued liabilities	1,363,090	(92,207)
Net Cash Provided by Operating Activities	7,713,202	5,552,556

INVESTING ACTIVITIES
Proceeds from sale of equipment	116,785	219,063
Sale of investments	1,494,568	140,356
Purchase of fixed assets	(4,664,619)	(1,927,906)
Payments for acquisitions, net of cash acquired	(4,384,175)	—
Net Cash Used in Investing Activities	(7,437,441)	(1,568,487)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(242,497)	(737,024)
Cash received in exercise of stock options	9,356	174,002
Purchase of treasury stock	(2,743,534)	(4,670,134)
Principal paid towards lease liability	(73,628)	—
Net Cash Used in Financing Activities	(3,050,303)	(5,233,156)

Effect of exchange rate changes on cash	31,466	(94,780)

NET DECREASE IN CASH	(2,743,076)	(1,343,867)
CASH AT BEGINNING OF PERIOD	10,101,932	11,445,799

CASH AT END OF PERIOD	$7,358,856	$10,101,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$6,497	$—
Income taxes	$1,793,281	$2,163,826
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock - Midflow acquisition	$1,020,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
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

The Company provides burner-management products and services for the oil and gas industry primarily in the US and Canadian markets.

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. These reclassifications had no impact on total financial position, net income, or stockholders' equity.

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

Foreign Currency and Comprehensive Income

The functional currencies of the Company and its Subsidiary in Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the Subsidiary were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.7673 and 0.7336 were used to convert the Company's December 31, 2019 and December 31, 2018 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7608 and 0.7717 for the years ended December 31, 2019 and December 31, 2018, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

In addition to foreign currency translation gains and losses, the Company recognizes unrealized holding gains and losses on available-for-sale securities as part of comprehensive income, as discussed in the investments policy below.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "investments-other." Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as "short term investments-other." Certificates of deposit with remaining maturities greater than one year are

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
classified as "long term investments-other." Our cash and cash equivalents held in FDIC insured institutions can exceed the federally insured limit periodically and at the end of reporting periods. Our balances exceeded federally insured amounts by $5,180,136 and $8,091,348 as of December 31, 2019 and December 31, 2018, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based on past collectability and customer relationships. The Company recorded an allowance for doubtful accounts of $169,705 and $144,940 as of December 31, 2019 and December 31, 2018, respectively. Uncollectible accounts are written off after all collection efforts have been exhausted and Credit Committee approval is granted. Bad debt expense recognized was $315,256 and $186,880 for the years ended December 31, 2019 and December 31, 2018, respectively.

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

Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of ASC 350, "Intangibles—Goodwill and Other." Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives and tested annually for impairment or more frequently as circumstances warrant. Intangible assets with indefinite lives are tested annually for impairment.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
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

Revenue Recognition

As part of the adoption of ASC 606 on January 1, 2018, the Company's revenue recognition policy has been updated. Refer to Note 10 for further details.

Cost of Sales

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses and recognizes the expense when incurred. The Company incurred advertising costs of $76,833 and $72,290 during the years ended December 31, 2019 and December 31, 2018, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's four largest customers represented approximately 14% and 16% of total sales during the years ended December 31, 2019 and December 31, 2018, respectively.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
Defined Contribution Retirement Plan

The Company matches employee contributions to our 401(k) plan up to 4% of their annual salary. The expense is recognized as part of general and administrative expenses on the income statement and was $195,999 and $160,378 for the years ended December 31, 2019 and December 31, 2018, respectively. There were no changes made to the plan during either period.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Bond and mutual fund investments are presented at fair value as of the balance sheet date and accumulated gains or losses on those investments are reported in other comprehensive income. Refer to Note 2 for further details regarding instruments recorded at fair value.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. Refer to Note 13 for further details on the earning per share calculation.

NOTE 2 - FINANCIAL INSTRUMENTS AND INVESTMENTS

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
December 31, 2019 and December 31, 2018
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

The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of December 31, 2019 and 2018:

	December 31, 2019
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$1,318,986	$—	$1,318,986	$1,318,986	$—	$—
Mutual Funds	1,889,553	2,210	1,891,763	—	—	1,891,763
	3,208,539	2,210	3,210,749	1,318,986	—	1,891,763

Level 2
Certificates of Deposit	2,600,000	—	2,600,000	—	2,600,000	—
Corporate Bonds	2,102,484	12,903	2,115,387	—	451,605	1,663,782
Municipal Bonds	4,603,677	11,189	4,614,866	—	770,448	3,844,418
	9,306,161	24,092	9,330,253	—	3,822,053	5,508,200

Total	$12,514,700	$26,302	$12,541,002	$1,318,986	$3,822,053	$7,399,963

	December 31, 2018
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$453,706	$—	$453,706	$453,706	$—	$—
Mutual Funds	1,626,236	(80,557)	1,545,679	—	—	1,545,679
	2,079,942	(80,557)	1,999,385	453,706	—	1,545,679

Level 2
Certificates of Deposit	3,596,484	—	3,596,484	—	3,596,484	—
Corporate Bonds	2,162,162	(39,072)	2,123,090	—	149,672	1,973,418
Municipal Bonds	5,320,242	(49,375)	5,270,867	—	811,584	4,459,283
	11,078,888	(88,447)	10,990,441	—	4,557,740	6,432,701

Total	$13,158,830	$(169,004)	$12,989,826	$453,706	$4,557,740	$7,978,380

Pre-tax unrealized gains (losses) on investments incurred during the periods are presented below:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Unrealized Holding Gains (Losses)	$195,306	$(47,339)

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
The maturities for bonds held by the Company as of December 31, 2019 are presented in the table below:

Maturity	Fair Value
Less Than One Year	$1,222,053
1-2 years	3,277,616
2-5 years	2,230,584
5-10 years	—
Over 10 years	—
$6,730,253

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	December 31, 2019	December 31, 2018
Raw materials	$—	$76,319
Finished goods	10,517,858	10,474,522
Work in process	—	—
Subtotal	10,517,858	10,550,841
Reserve for obsolescence	(946,051)	(891,270)
Total	$9,571,807	$9,659,571

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives are presented in the table below:

	As of
	December 31, 2019	December 31, 2018	Est. Useful Life
Furniture and fixtures	$541,949	$476,386	7 years
Computers	365,941	346,773	3 years
Software	244,212	238,212	2 years
Machinery and equipment	744,627	663,409	7 years
Vehicles	3,126,140	2,892,912	5 years
Land and buildings	12,135,104	7,944,277	30 years
Total property and equipment	17,157,973	12,561,969
Accumulated depreciation	(5,086,954)	(4,541,507)
Net property and equipment	$12,071,019	$8,020,462

The table below shows total depreciation and amortization expense and how depreciation is allocated between cost of goods sold and operating expenses:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cost of goods sold - product depreciation	$294,622	$260,801
Cost of goods sold - service depreciation	193,570	134,802
Operating expense depreciation	340,634	472,547
Amortization expense	636,018	28,007
Total depreciation & amortization expense	$1,464,844	$896,157

NOTE 5 – INTANGIBLE ASSETS

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
Definite-lived intangible assets consist of developed technology, customer relationships, patents, trademarks, copyrights, domain names, trade names and distribution agreements. The costs of developed technology, customer relationships and trade names are amortized over the respective useful life of each asset, ranging from 3-18 years. The costs of the patents are amortized over 20 years once the patent is approved. The costs of the distribution agreements are amortized over the remaining life of the agreements. Indefinite-lived intangible assets consist of goodwill. In accordance with ASC 350, goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We test goodwill for impairment as of each balance sheet date. Intangible assets consisted of the following:

Definite-lived intangible assets

	As of
	December 31, 2019	December 31, 2018
Definite-lived intangible assets	$2,140,502	$579,039
Less: Accumulated amortization	(150,720)	(149,083)
Total definite-lived intangible assets, net	$1,989,782	$429,956

During 2019, definite-lived intangible assets increased by $2,100,000 related to acquisitions. See Note 9 for further details. This increase was partially offset by a patent impairment. As a result of deterioration in market conditions related to chemical management systems during 2019, we determined that a patent was impaired and recorded an impairment of $417,777. This impairment was included in Depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income and represented the excess of the carrying value of this patent over its estimated fair value, which was calculated using an undiscounted cash flow analysis.

Estimated amortization expense for the next five years related to the definite-lived intangible assets is displayed in the following table:

For the Years Ending December 31,	Amount
2020	$219,260
2021	$219,260
2022	$214,260
2023	$199,885
2024	$142,176
Greater than 5 years	$994,941

Indefinite-lived intangible assets

	As of
	December 31, 2019	December 31, 2018
Goodwill	$2,579,381	$997,701

During 2019, goodwill increased by $1,581,680 related to acquisitions. See Note 9 for further details.

The Company determined that the fair value of the reporting unit related to the goodwill was not less than its carrying value. As such, the Company did not have any goodwill impairment for the year ended December 31, 2019.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	December 31, 2019	December 31, 2018
Employee-related payables	$1,657,826	$1,408,455
Inventory-related payables	—	174,959
Warranty liabilities	166,301	79,787
Acquisition liabilities	162,907	—
Other	102,357	93,744
Total	$2,089,391	$1,756,945

NOTE 7 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 23.8 months.

The following table shows the components of financing lease cost:

Financing Lease Cost	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Amortization of right-of-use assets	$77,134	$—
Interest on lease liabilities	5,805	—
Total financing lease cost	$82,939	$—

The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2020	$62,995
2021	40,921
2022	12,803
2023	—
2024	—
Thereafter	—
Total future minimum lease payments	$116,719
Less: Amount representing interest	5,223
Present value of future payments	$111,496
Current portion	$59,376
Long-term portion	$52,120

Because our office space leases are short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the year ended December 31, 2019, we recognized $60,590 in short-term lease costs associated with office space leases.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
NOTE 8 – STOCKHOLDERS' EQUITY

As described in Note 1, treasury stock is recorded at cost until reissued or retired. As of December 31, 2019 and December 31, 2018, the Company held 3,412,378 and 1,775,500 shares in treasury at a total cost of $5,353,019 and $2,609,485, respectively. All purchases of treasury stock have been made at market prices.

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

The bonus amounts earned under the EIP will be paid 50% in cash and 50% in shares of Restricted Stock under the Plan. In no event shall the total award exceed 200% of the target bonus amount for each participant, or exceed any limitations otherwise set forth in the Plan. The actual bonus amounts will be determined by the Compensation Committee of the Board. See subsequent event footnote (note 17) for the award determination.

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

NOTE 9 – ACQUISITIONS

Millstream Energy Products

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
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

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price of $2,219,782 was funded through existing cash. Of this cash purchase amount $140,257 was held back for 6 months pending satisfaction of seller obligations under the purchase agreement and was still outstanding at 12/31/2019 pending final negotiations with the seller. The seller is also entitled to receive a 4.5% royalty on proprietary MEP product revenue generated during the next five years.

Profire hired a valuation firm to perform the purchase price allocation based on the net assets received and the price paid. Based on the fair value of the net assets at the time of purchase, the Company recorded intangible assets in the amount of $990,000 and goodwill of $17,681. Intangible assets include customer relationships, the trade name and developed technology.

The purchase price calculation is a follows:
Cash	$2,079,525
Liabilities	140,257
$2,219,782

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of purchase:
Accounts receivable	$207,145
Inventory	1,119,143
Intangible assets	990,000
Goodwill	17,681
Accounts payable	(114,187)
$2,219,782

Transaction and related costs directly related to the acquisition of MEP, consisting primarily of professional fees and integration expenses, have amounted to approximately $136,811, were expensed as incurred and are included in general and administrative expenses.

Midflow Services
On August 5, 2019, we acquired all of the outstanding membership interests of Midflow Services, LLC ("Midflow"). Midflow is based in Millersburg, Ohio. Midflow provides packaged combustion solutions and services to the upstream and midstream oil and gas industry.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price of $3,439,371 was funded through a combination of existing cash and shares of the Company's common stock. The cash portion of the purchase price includes $500,000 placed in an escrow account for 12 months pending satisfaction of certain obligations under the purchase agreement.

Profire hired a valuation firm to perform the purchase price allocation based on the net assets received and the price paid. Based on the fair value of the net assets at the time of purchase, the Company recorded intangible assets in the amount of $1,110,000 and goodwill of $1,564,000. Intangible assets include customer relationships, the trade name and developed technology.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018

The purchase price calculation is as follows:
Cash	$2,419,371
Stock	1,020,000
$3,439,371

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of purchase:
Cash	$172,850
Accounts receivable	324,989
Inventory	269,746
Prepaid expenses	13,180
Property and equipment	126,000
Intangible assets	1,110,000
Goodwill	1,564,000
Accounts payable	(134,956)
Accrual liabilities	(6,438)
$3,439,371

Transaction costs directly related to the acquisition of Midflow, consisting primarily of professional fees and integration expenses, amounted to approximately $44,087. All of these costs were expensed as incurred and are included in general and administrative expenses.

NOTE 10 - REVENUE

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

Our customers have the right to return certain unused and unopened products within 90 days for an appropriate restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of December 31, 2019.

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
December 31, 2019 and December 31, 2018
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

Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

For the Year Ended December 31, 2019
Electronics	$15,674,290
Manufactured	1,829,991
Re-Sell	18,703,872
Service	2,773,160
Total Revenue	$38,981,313

NOTE 11 – STOCK-BASED COMPENSATION

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

The Company uses the Black-Scholes method for measuring compensation cost of stock options and the intrinsic value method for measuring compensation cost of restricted stock and restricted stock units. Total compensation cost for share-based payments recognized in income was $372,312 and $989,651 during the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the Company had $379,809 in unamortized compensation expense with a weighted average of 2.25 years remaining. The Company received $9,356 and $174,002 in cash from the exercise of share options during the years ended December 31, 2019 and December 31, 2018, respectively. For the tax effect on total compensation expense and the exercise of options, see Note 12 for the income tax provision.

During the years ended December 31, 2019 and December 31, 2018, the intrinsic value of options exercised was $155,406 and $2,430,697, respectively. The total fair value of options, restricted stock, and restricted stock units vested during the years ended December 31, 2019 and December 31, 2018 was $945,722 and $1,071,031, respectively. During the years ended December 31, 2019 and December 31, 2018 the Company granted 654,290 and 425,767 awards, respectively, with weighted-average grant date fair values of $1.62 and $2.54, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
Information regarding outstanding options, restricted stock awards, and restricted stock units is summarized in the tables below:

Total Outstanding and Exercisable Awards December 31, 2019
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$1.00	590,194	2.34	$—	—
$1.01	$2.00	138,333	0.40	$1.01	138,333	0.40	$1.01
$2.01	$4.03	44,600	0.33	$4.03	44,600	0.33	$4.03
		773,127	1.88	$0.41	182,933	0.38	$1.75

Total Outstanding and Exercisable Awards December 31, 2018
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$0.51	376,380	2.59	$—	—
$0.52	$1.09	170,666	1.40	$1.01	74,499	1.40	$1.01
$1.10	$1.27	300,000	0.84	$1.17	300,000	0.84	$1.17
$1.28	$2.61	151,000	0.49	$1.37	151,000	0.49	$1.37
$2.62	$4.03	250,400	0.95	$3.89	238,400	0.93	$3.88
		1,248,446	1.42	$1.36	763,899	0.85	$2.04

Information regarding stock options for the year ended December 31, 2019 is summarized in the tables below:

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	872,066	$1.95		1.21		$170,973
Exercised/Released	(381,666)	$1.22	$1.63	0.67		$155,406
Canceled/Forfeited	(16,467)	$2.11		2.12		$5,617
Expired	(291,000)	$3.04		1.85		$47,000
Outstanding, end of period	182,933	$1.75		1.26	0.38	$60,867
Vested and unvested exercisable, end of the period	182,933	$1.75		1.26	0.38	$60,867
Vested and expected to vest, end of the period	182,933	$1.75		1.26	0.38	$60,867

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	107,967	$1.34	$0.83
Canceled/Forfeited	—	$—	$—
Expired	—
Vested, outstanding shares	(107,967)	$1.34	$0.83
Unvested Outstanding, end of period	—	$—	$—	$—

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
Information regarding restricted stock awards for the year ended December 31, 2019 is summarized in the tables below:

Restricted Stock Awards	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	24,334	$—		$4.02		$35,284
Granted	—	$—		$—		$38,204
Exercised/Released	(24,334)	$—	$1.57	$4.02		$—
Outstanding, end of period	—	$—		$—	—	$—
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	—	$—		$—	—	$—

Restricted Stock Awards	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	24,334	$—	$4.02
Granted	—	$—	$—
Vested, outstanding shares	(24,334)	$—	$4.02
Unvested Outstanding, end of period	—	$—	$—	—

Information regarding restricted stock units for the year ended December 31, 2019 is summarized in the tables below:

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	151,276	$—		$2.49		$219,350
Granted	328,287	$—		$1.51		$494,704
Exercised/Released	(190,228)	$—	$1.43	$1.99		$271,244
Cancelled/Forfeited	(18,600)	$—		$1.87		$28,660
Outstanding, end of period	270,735	$—		$1.69	3.09	$392,566
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	270,735	$—		$1.69	3.09	$392,566

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	151,276	$—	$2.49
Granted	328,287	$—	$1.51
Cancelled/Forfeited	(18,600)	$—	$1.87
Vested, outstanding shares	(190,228)	$—	$1.99
Unvested Outstanding, end of period	270,735	$—	$1.69	2.48

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
Information regarding performance based restricted stock units for the year ended December 31, 2019 is summarized in the tables below:

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	200,770	$—		$2.22		$291,117
Granted	118,689	$—		$1.57		$186,204
Outstanding, end of period	319,459	$—		$1.97	1.71	$463,216
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	16,689	$—		$1.90	0.25	$24,200

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	200,770	$—	$2.22
Granted	118,689	$—	$1.57
Unvested Outstanding, end of period	319,459	$—	$1.97	—

NOTE 12 – PROVISION FOR INCOME TAXES

During the years ended December 31, 2019 and December 31, 2018, the Company recognized no interest or penalties related to income taxes. Accordingly, the Company had no accruals for interest and penalties at December 31, 2019 nor December 31, 2018. If the Company were to incur such charges, it would elect to recognize interest related to underpayment of income taxes in interest expense and recognize any penalties in operating expenses.

The Company is current on its U.S. and Canadian income tax filings. Tax years that remain open for examination are 2017 through 2019 in the U.S. and 2014 through 2019 in Canada. At December 31, 2019 and December 31, 2018, the Company had operating loss carryforwards at its Canadian subsidiaries of $2,299,951 and $681,646 respectively which have not been recorded on the balance sheet. The Company invests in available-for-sale securities that are reported on the balance sheet at fair value, with the gains/losses reported net of tax as part of Other Comprehensive Income (OCI). The tax expense allocated to OCI during the year ended December 31, 2019 was $37,103 and the tax benefit allocated to OCI during the year ended December 31, 2018 was $12,308.

The Company has not provided a valuation allowance at December 31, 2019 nor December 31, 2018. The valuation allowance did not change between December 31, 2018 and December 31, 2019. Realization of the deferred tax asset is dependent on generating sufficient taxable income to offset the tax items that will be deductible in the future. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
The table below outlines the components of income tax expense (benefit):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Current
Federal	$961,991	$2,442,638
State	241,101	128,560
Foreign	(130,610)	(54,032)
Total Current	1,072,482	2,517,166
Deferred
Federal	382,513	31
State	91,074	3
Total Deferred	473,587	34
Total Provision for Income Taxes	$1,546,069	$2,517,200

The table below reconciles our effective tax rate to the statutory tax rate:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate, net of federal effect	4.0%	4.0%
Stock-based compensation	13.6%	0.4%
Depreciation expense	7.3%	(0.5)%
Non-U.S. operations	19.1%	2.3%
State tax (over)/under accrual in prior year	(11.4)%	0.0%
Other	(10.3)%	2.1%
Effective tax rate	43.3%	29.3%

The table below shows the components of deferred taxes:

	As of
	December 31, 2019	December 31, 2018
Stock compensation	$—	$64,861
Bad debt	39,180	31,806
Inventory reserve	243,281	229,153
Amortization	9,377	4,967
Unrealized loss on investments	—	43,941
Deferred tax asset	$291,838	$374,728

Unrealized gain on investments	$6,839	$—
Depreciation	446,208	289,636
Stock compensation	278,066	—
Deferred tax liability	$731,113	$289,636

Net Deferred Tax Asset (Liability)	$(439,275)	$85,092

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
NOTE 13 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	2019			2018
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$2,021,492	47,490,937	$0.04	$6,080,762	48,471,011	$0.13

Effect of Dilutive Securities
Stock options & RSUs	—	642,812		—	751,342

Diluted EPS
Net income available to common stockholders + assumed conversions	$2,021,492	48,133,749	$0.04	$6,080,762	49,222,353	$0.12

  Options to purchase 44,600 shares of common stock at a weighted average exercise price of $4.03 per share were outstanding during the year ended December 31, 2019, but were not included in the computation of diluted EPS because the effect would be anti-dilutive. These options, which expire in May 2020, were still outstanding at December 31, 2019.

Options to purchase 250,400 shares of common stock at a weighted average exercise price of $3.89 per share were outstanding during the year ended December 31, 2018, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

NOTE 14 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Year Ended December 31,
Revenues	2019	2018
Canada	$5,742,296	$5,861,150
United States	33,239,017	39,753,385
Total Consolidated	$38,981,313	$45,614,535

	For the Year Ended December 31,
Profit (Loss)	2019	2018
Canada	$(2,241,856)	$(870,498)
United States	4,263,348	6,951,260
Total Consolidated	$2,021,492	$6,080,762

Long-lived assets	As of
	December 31, 2019	December 31, 2018
Canada	$6,068,061	$2,509,129
United States	18,080,075	15,002,462
Total Consolidated	$24,148,136	$17,511,591

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
NOTE 15 – QUARTERLY INFORMATION (UNAUDITED)

Quarterly data for the periods below consisted of the following:

	For the Quarters Ending
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Total revenues	$10,833,058	$10,124,031	$9,905,761	$8,118,463
Gross profit	5,764,872	5,187,038	5,169,296	3,407,153
Income from operations	2,138,061	996,559	1,141,452	(1,111,672)
Income tax expense	577,525	117,939	290,943	559,662
Net income	1,668,618	985,504	921,748	(1,554,378)
Basic earnings per common share	$0.04	$0.02	$0.02	$(0.03)
Diluted earnings per common share	$0.03	$0.02	$0.02	$(0.03)

	For the Quarters Ending
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Total revenues	$12,169,718	$11,339,761	$11,499,902	$10,605,154
Gross profit	6,130,141	5,908,667	6,098,126	4,764,246
Income from operations	2,256,301	2,097,769	2,396,396	1,223,492
Income tax expense	493,820	575,363	864,874	583,143
Net income	1,876,228	1,714,267	1,659,087	831,180
Basic earnings per common share	$0.04	$0.04	0.03	0.02
Diluted earnings per common share	$0.04	$0.03	0.03	0.02

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

In March 2014 the Company entered into a consulting agreement with Terra Industrial with Alan Johnson as agent in order to replace a prior royalty agreement. The agreement is for the term of 10 years with fees of $100,000 CAD paid quarterly. The agreement expires in March of 2024.

The Company has operating leases for office space in Texas and Pennsylvania. Expense recognized for operating leases was $60,590 and $44,860 for the years ended December 31, 2019 and December 31, 2018, respectively. The future minimum lease payments for operating leases as of December 31, 2019, consisted of the following:

Years ending December 31,	Operating Leases
2020	$15,800
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total	$15,800

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued and the following subsequent events took place:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019 and December 31, 2018
In December 2019, a novel strain of coronavirus that causes a respiratory disease named coronavirus disease 2019 (COVID-19) was reported to have surfaced in Wuhan, China. We source some product from factories within Wuhan, China, that may be affected by the coranavirus and extend lead times on certain products. The extent to which the novel coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

On March 4, 2020, the Company's Board of Directors approved a one-time executive bonus in the amount of $828,787 for meeting targets pursuant to the previously announced "2019 Executive Incentive Plan." Half of the bonus is to be paid in cash by March 15, 2020, and half of the bonus was settled by issuing 343,748 shares of common stock under the Company's 2014 Equity Incentive Plan, which was fully vested on the date of grant.

On March 4, 2020, the Company's Board of Directors approved a one-time executive bonus that was settled by issuing 16,689 shares of common stock for meeting targets pursuant to the previously announced "2017 Long-Term Incentive Plan", which was put in place under the Company's 2014 Equity Incentive Plan. These shares were fully vested as of March 4, 2020.

On March 9, 2020, the average WTI price per barrel decreased roughly 25%. The price per barrel could influence our customers’ willingness to make operating and capital expenditures to transport, refine and produce oil and natural gas. If our customers reduce or eliminate such operating and capital expenditures, it may adversely affect our business and financial condition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b-c) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of December 31, 2019. These controls are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that our controls were effective as of December 31, 2019.

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

Based upon this assessment, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our financial statements included in this annual report on Form 10-K have been audited by Sadler, Gibb & Associates, LLC, independent registered public accounting firm, as indicated in the report included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation

Pursuant to Item 308(b) of Regulation S-K, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act), this report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Wall Street Reform Act permanently exempts small public companies from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2019 (the "Proxy Statement").

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibits.  The following exhibits are included as part of this report:

Exhibit 3.1	Articles of Incorporation(1)
Exhibit 3.2	Articles of Amendment to the Articles of Incorporation(2)
Exhibit 3.3	Amended and Restated Bylaws(3)
Exhibit 4.1	Description of Registrant's Securities
Exhibit 10.1	Stock Redemption Agreement dated November 15, 2016 between the Registrant and Harold Albert(19)
Exhibit 10.2	Employment Agreement of Brenton W. Hatch dated June 28, 2013 (16)+
Exhibit 10.3	Restricted Stock Unit Award Agreement between the Registrant and Ryan Oviatt dated October 12, 2017(17)+
Exhibit 10.4	Employment Agreement of Ryan Oviatt dated September 4, 2015 (18)+
Exhibit 10.5	Form of Indemnification Agreement between the Registrant and its Directors (4)
Exhibit 10.6	2003 Stock Incentive Plan (5)
Exhibit 10.7	Profire Energy, Inc. 2010 Equity Incentive Plan (6)
Exhibit 10.8	Profire Energy, Inc. 2014 Equity Incentive Plan(20)
Exhibit 10.9	Profire Energy, Inc. 2014 Equity Incentive Plan Amendment(7)
Exhibit 10.10	Form of Equity Grant Agreement, Nonqualified Stock Option (8)
Exhibit 10.11	Form of Equity Grant Agreement, Restricted Stock (9)
Exhibit 10.12	Form of Equity Grant Agreement, Restricted Stock Units (10)
Exhibit 10.13	Securities Purchase Agreement, dated November 12, 2013 between the Registrant and the persons listed therein as purchasers(13)
Exhibit 10.14	Registration Rights Agreement, dated November 18, 2013 between the Registrant and the persons listed in the Securities Purchase Agreement as purchasers (14)
Exhibit 10.15	Retirement and Release Agreement with Harold Albert dated February 23, 2017 (15)
Exhibit 10.16	Amended and Restated Employment Agreement of Brenton W. Hatch dated August 3, 2017 (21)+
Exhibit 10.17	Amended and Restated Employment Agreement of Ryan Oviatt dated August 3, 2017 (22)+
Exhibit 10.18	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other (12)
Exhibit 10.19	Stock Redemption Agreement, dated May 25, 2017, between Profire Energy, Inc. and Hatch Family Holdings Company, LLC, which is wholly owned by Brenton W. Hatch (23)
Exhibit 10.20	Restricted Stock Unit Award Agreement by and between Profire Energy, Inc. and Ryan Oviatt, dated October 12, 2017(24)+
Exhibit 10.21	2018 Annual Executive Incentive Plan+*(25)
Exhibit 10.22	Restricted Stock Unit Agreement between Profire Energy and Ryan Oviatt dated March 2, 2018+*(26)
Exhibit 10.23	Restricted Stock Unit Agreement between Profire Energy and Cameron Tidball dated March 30, 2018+*(27)
Exhibit 10.24	Restricted Stock Unit Agreement between Profire Energy and Jay Fugal dated March 30, 2018+*(28)
Exhibit 10.25	Stock Redemption Agreement between Profire Energy, Inc. and Hatch Family Holdings Company, LLC(29)
Exhibit 10.26	Stock Redemption Agreement between Profire Energy, Inc. and Harold Albert(30)
Exhibit 14.1	Code of Ethics (11)
Exhibit 21	Subsidiaries of Registrant
Exhibit 23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
Exhibit 101.INS	XBRL Instance Document**
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

(1)	Incorporated by reference to the Registration Statement of the Registrant on Form SB-@ filed with the Commission on September 24, 2004.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's quarterly Report on Form 10-Q filed with the commission on February 13, 2009.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013.
(4)	Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 filed on December 24, 2013 (File No. 333-193086).
(5)	Incorporated by reference to Exhibit 4.01 to the Registrant's Form SB-2 filed on September 24, 2004 (File No. 000-52376).
(6)	Incorporated by reference to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2009 (File No. 000-52376).
(7)	Incorporated by reference to Appendix B to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on May 1, 2017.
(8)	Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(9)	Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(10)	Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(11)	Incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K filed with the Commission on February 12, 2015 (File No. 000-52376).
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 25, 2015 (File No. 000-52376)
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 18, 2013 (File No. 000-52376).
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2017 (File No. 001-36378).
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Commission on July 2, 2013 (File No. 000-52376)
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 17, 2017 (File No. 001-36378)
(18)	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on September 8, 2015 (File No. 001-36378)
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant's Transition Report on Form 10-K filed with the Commission on March 9, 2017.
(20)	Incorporated by reference to Exhibit 10.9 to the Registrant's Transition Report on Form 10-K filed with the Commission on March 9, 2017.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 9, 2017 (File No. 001-36378).
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 9, 2017 (File No. 001-36378).
(23)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 17, 2017 (File No. 001-36378).
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018.
(26)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018.

(27)	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018.
(28)	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 9, 2018 (File No. 001-36378).
(30)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 9, 2018 (File No. 001-36378).
(31)	Incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly Report on Form 10-Q filed with the Commission on August 7, 2019.
(32)	Incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly Report on Form 10-Q filed with the Commission on November 6, 2019.

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

March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brenton W. Hatch	Chief Executive Officer	March 11, 2020
Brenton W. Hatch	Chairman of the Board
(Principal Executive Officer)

/s/ Ryan Oviatt	Chief Financial Officer	March 11, 2020
Ryan Oviatt	Director
(Principal Financial and Accounting Officer)

/s/ Arlen B. Crouch	Director	March 11, 2020
Arlen B. Crouch

/s/ Daren J. Shaw	Director	March 11, 2020
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	March 11, 2020
Ronald R. Spoehel