Form 10-Q
period 2020-03-31
PROFIRE ENERGY INC
filed 2020-05-06
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 4, 2020, the registrant had 51,098,039 shares of common stock issued and 47,685,661 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,230,330	$7,358,856
Short-term investments	1,727,483	1,222,053
Short-term investments - other	2,400,000	2,600,000
Accounts receivable, net	4,410,935	5,597,701
Inventories, net (note 3)	8,815,111	9,571,807
Prepaid expenses and other current assets	1,398,596	1,672,422
Income tax receivable	—	77,385
Total Current Assets	25,982,455	28,100,224
LONG-TERM ASSETS
Long-term investments	6,552,150	7,399,963
Financing right-of-use asset	88,035	107,991
Property and equipment, net	11,913,754	12,071,019
Intangible assets, net	1,938,919	1,989,782
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	23,072,239	24,148,136
TOTAL ASSETS	$49,054,694	$52,248,360

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,460,159	$2,633,520
Accrued liabilities (note 4)	1,296,997	2,089,391
Current financing lease liability (note 5)	50,067	59,376
Income taxes payable	439,592	403,092
Total Current Liabilities	3,246,815	5,185,379
LONG-TERM LIABILITIES
Net deferred income tax liability	324,711	439,275
Long-term financing lease liability (note 5)	40,761	52,120
TOTAL LIABILITIES	3,612,287	5,676,774

STOCKHOLDERS' EQUITY (note 6)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,098,039 issued and 47,685,661 outstanding at March 31, 2020, and 50,824,355 issued and 47,411,977 outstanding at December 31, 2019	51,098	50,824
Treasury stock, at cost	(5,353,019)	(5,353,019)
Additional paid-in capital	29,922,760	29,584,172
Accumulated other comprehensive loss	(3,518,237)	(2,415,460)
Retained earnings	24,339,805	24,705,069
TOTAL STOCKHOLDERS' EQUITY	45,442,407	46,571,586
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,054,694	$52,248,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended March 31,
	2020	2019
REVENUES (note 8)
Sales of goods, net	$6,860,958	$10,198,635
Sales of services, net	586,184	634,423
Total Revenues	7,447,142	10,833,058

COST OF SALES
Cost of goods sold-product	3,833,682	4,570,988
Cost of goods sold-services	448,784	497,198
Total Cost of Goods Sold	4,282,466	5,068,186

GROSS PROFIT	3,164,676	5,764,872

OPERATING EXPENSES
General and administrative expenses	3,272,538	3,161,530
Research and development	409,726	349,058
Depreciation and amortization expense	147,472	116,223
Total Operating Expenses	3,829,736	3,626,811

INCOME (LOSS) FROM OPERATIONS	(665,060)	2,138,061

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	—	16,930
Other income (expense)	347	(551)
Interest income	74,393	91,703
Total Other Income	74,740	108,082

INCOME (LOSS) BEFORE INCOME TAXES	(590,320)	2,246,143

INCOME TAX BENEFIT (EXPENSE)	225,056	(577,525)

NET INCOME (LOSS)	$(365,264)	$1,668,618

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(945,423)	$149,415
Unrealized gains (losses) on investments	(157,354)	68,752
Total Other Comprehensive Income (Loss)	(1,102,777)	218,167

COMPREHENSIVE INCOME (LOSS)	$(1,468,041)	$1,886,785

BASIC EARNINGS (LOSS) PER SHARE (note 9)	$(0.01)	$0.04
FULLY DILUTED EARNINGS (LOSS) PER SHARE (note 9)	$(0.01)	$0.03

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,492,441	47,437,424
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,492,441	48,084,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586
Stock based compensation			66,348				66,348
Stock issued in exercise of stock options	2,000	2	2,018				2,020
Stock issued in settlement of RSUs and accrued bonuses	271,684	272	419,101				419,373
Tax withholdings paid related to stock based compensation			(148,879)				(148,879)
Foreign currency translation				(945,423)			(945,423)
Unrealized gains (losses) on investments				(157,354)			(157,354)
Net income						(365,264)	(365,264)
Balance, March 31, 2020	47,685,661	$51,098	$29,922,760	$(3,518,237)	$(5,353,019)	$24,339,805	$45,442,407

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859
Stock based compensation			66,714				66,714
Stock issued in exercise of stock options	2,483	2	(2)				—
Stock issued in settlement of RSUs and accrued bonuses	148,723	149	379,712				379,861
Tax withholdings paid related to stock based compensation			(143,022)				(143,022)
Treasury stock repurchased	(775,287)				(1,333,578)		(1,333,578)
Foreign currency translation				149,415			149,415
Unrealized gains on investments				68,752			68,752
Net income						1,668,618	1,668,618
Balance, March 31, 2019	47,308,224	$49,859	$28,331,144	$(2,677,516)	$(3,943,063)	$24,352,195	$46,112,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(365,264)	$1,668,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	259,801	249,889
Gain on sale of fixed assets	—	(16,930)
Bad debt expense	133,803	177,906
Stock awards issued for services	66,348	66,714
Changes in operating assets and liabilities:
Accounts receivable	1,314,939	654,710
Income taxes receivable/payable	107,561	(234,042)
Inventories	537,668	656,988
Prepaid expenses	168,546	(239,395)
Deferred tax asset/liability	(114,564)	123,764
Accounts payable and accrued liabilities	(1,837,760)	(499,721)
Net Cash Provided by Operating Activities	271,078	2,608,501

INVESTING ACTIVITIES
Proceeds from sale of equipment	—	18,400
Sale of investments	387,326	647,739
Purchase of fixed assets	(525,384)	(443,883)
Net Cash Provided by (Used in) Investing Activities	(138,058)	222,256

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(148,879)	(143,022)
Cash received in exercise of stock options	2,020	—
Purchase of treasury stock	—	(1,333,578)
Principal paid towards lease liability	(19,089)	(15,718)
Net Cash Used in Financing Activities	(165,948)	(1,492,318)

Effect of exchange rate changes on cash	(95,598)	16,507

NET CHANGE IN CASH	(128,526)	1,354,946
CASH AT BEGINNING OF PERIOD	7,358,856	10,101,932
CASH AT END OF PERIOD	$7,230,330	$11,456,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$872	$1,411
Income taxes	$—	$711,524
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in settlement of accrued bonuses	$419,373	$379,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2020 and March 31, 2019

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at March 31, 2020 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019 ("Form 10-K").  The results of operations for the three month periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The Company's accounting policies conform to "US GAAP."

The Company provides burner-management products, solutions and services for the oil and gas industry primarily in the US and Canadian markets.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 1 of the Notes to the Consolidated Financial Statements in the Company's most recent Form 10-K.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation within the Condensed Consolidated Statements of Cash Flows. The reclassification had no impact on financial position, net income, or stockholders' equity.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2020 and March 31, 2019
NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	March 31, 2020	December 31, 2019
Raw materials	$191,734	$—
Finished goods	9,592,002	10,517,858
Work in process	—	—
Subtotal	9,783,736	10,517,858
Reserve for obsolescence	(968,625)	(946,051)
Total	$8,815,111	$9,571,807

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	March 31, 2020	December 31, 2019
Employee-related payables	$881,527	$1,657,826
Warranty liabilities	160,589	166,301
Acquisition liabilities	17,596	162,907
Other	237,285	102,357
Total	$1,296,997	$2,089,391

NOTE 5 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 22.4 months.

The following table shows the components of financing lease cost:

Financing Lease Cost	For the Three Months Ended March 31, 2020
Amortization of right-of-use assets	$18,376
Interest on lease liabilities	872
Total financing lease cost	$19,248

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2020 and March 31, 2019
The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2020 - remaining	$41,147
2021	40,921
2022	12,803
2023	—
2024	—
Thereafter	—
Total future minimum lease payments	$94,871
Less: Amount representing interest	4,043
Present value of future payments	$90,828
Current portion	$50,067
Long-term portion	$40,761

Because our office space leases are short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three months ended March 31, 2020, we recognized $19,472 in short-term lease costs associated with office space leases.

NOTE 6 – STOCKHOLDERS' EQUITY

As of March 31, 2020 and December 31, 2019, the Company held 3,412,378 shares of its common stock in treasury at a total cost of $5,353,019, respectively.

2020 EIP and LTIP

Due to market uncertainties including those caused by the COVID-19 pandemic, The Board of Directors of the Company (the "Board") and the Company's executives have elected to not adopt an executive incentive plan or long-term incentive plan for 2020. The Company's Board and executives believe this will help to align the Company's cost structure in the short-term, with the current extraordinary market conditions, in an effort to return to profitability.

2019 EIP

On April 22, 2019, the Board approved the 2019 Executive Incentive Plan (the “2019 EIP”) for Brenton W. Hatch, the Company’s President and Chief Executive Officer, Ryan W. Oviatt, the Company’s Chief Financial Officer, Cameron M. Tidball, the Company’s Chief Business Development Officer, Jay G. Fugal, the Company’s Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product Development. The 2019 EIP provided for the potential award of bonuses to the participants based on the Company’s financial performance in fiscal year 2019. On March 4, 2020, the Company's Board of Directors approved a one-time executive bonus in the amount of $828,787 for meeting targets pursuant to the 2019 EIP. Half of the bonus was paid in cash and half of the bonus was settled by issuing 343,748 shares of common stock under the Company's 2014 Equity Incentive Plan, as amended (the "2014 Plan") which was fully vested on the date of grant. The stock portion of the bonuses constitutes an award under the Company’s 2014 Equity Incentive Plan, as amended (the “Plan”).

Under the terms of the EIP, each participating executive officer was assigned a target bonus amount for fiscal 2019. The target bonus amount for Mr. Hatch was $412,000, the target bonus amount for Mr. Oviatt was $90,125, the target bonus amount for Mr. Tidball was $84,357, the target bonus for Mr. Fugal was $41,200, and the target bonus for Mr. Fisher was $29,142. Under no circumstance can the participants receive more than two times the target bonus amount assigned to such participant.

Participants were eligible to receive bonuses based upon reaching or exceeding performance goals established by the Board or its Compensation Committee for fiscal 2019. The performance goals in the EIP are based on the Company’s total revenue,

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2020 and March 31, 2019 net income, free cash flow, and product development milestones. Each of these performance goals were weighted 25% in calculating bonus amounts.

2019 LTIP

On April 22, 2019 the Board also adopted the 2019 Long-Term Incentive plan (the "2019 LTIP") for certain of the Company's executive officers. The 2019 LTIP consists of total awards of up to 66,213 restricted stock units (“Units”) to Mr. Oviatt, up to 51,646 Units to Mr. Tidball, up to 35,313 Units to Mr. Fugal, and up to 24,862 Units to Mr. Fisher pursuant to two separate Restricted Stock Unit Award Agreements to be entered between the Company and each participant under the 2014 Plan. One agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2019 LTIP began on January 1, 2019 and terminates on December 31, 2021.

On March 4, 2020, the Company's Board of Directors approved a one-time executive bonus that was settled by issuing 16,689 shares of common stock for meeting targets pursuant to the previously announced "2017 Long-Term Incentive Plan", which shares were issued under the Company's 2014 Equity Incentive Plan. These shares were fully vested as of March 4, 2020.

2019 RSUs

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

2020 Stock Options

On March 17, 2020 (the "Grant Date"), the Board approved a grant of options to purchase 115,200 shares of the Company's common stock at a strike price of $0.81 to various employees (the "Options"). The Options terminate four years from the Grant Date and the Options shall become exercisable as to 1/3 of the shares of common stock covered thereby on each anniversary of the Grant Date for the next three years. The Options will result in a total compensation expense of $40,280 to be recognized over the vesting period.

NOTE 7 – ACQUISITIONS

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

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price of $2,219,782 was funded through existing cash. Of this cash purchase amount $140,257 was held back for 6 months pending satisfaction of seller obligations under the purchase agreement and was settled with the seller on February 20, 2020. The seller is also entitled to receive a 4.5% royalty on proprietary MEP product revenue generated during the next five years.

Profire hired a valuation firm to perform the purchase price allocation based on the net assets received and the price paid. Based on the fair value of the net assets at the time of purchase, the Company recorded intangible assets in the amount of

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2020 and March 31, 2019
$990,000 and goodwill of $17,681. Intangible assets include customer relationships, the trade name and developed technology.

The purchase price calculation is a follows:
Cash	$2,079,525
Liabilities	140,257
$2,219,782

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of purchase:
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
For the three months ended March 31, 2020 and March 31, 2019

The purchase price calculation is as follows:
Cash	$2,419,371
Stock	1,020,000
$3,439,371

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of purchase:
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

NOTE 8 – REVENUE

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

Our customers have the right to return certain unused and unopened products within 90 days for an appropriate restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of March 31, 2020.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2020 and March 31, 2019
Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended March 31,
	2020	2019
Electronics	$2,657,087	$4,646,597
Manufactured	400,858	430,593
Re-Sell	3,803,013	5,121,445
Service	586,184	634,423
Total Revenue	$7,447,142	$10,833,058

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended March 31,
	2020			2019
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(365,264)	47,492,441	$(0.01)	$1,668,618	47,437,424	$0.04

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	646,966

Diluted EPS
Net income available to common stockholders + assumed conversions	$(365,264)	47,492,441	$(0.01)	$1,668,618	48,084,390	$0.03

Stock options and RSU's to purchase 784,769 shares of common stock at a weighted average price of $1.28 per share were outstanding during the three months ended March 31, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These stock options and RSU's, which expire between May 2020 and March 2024, were still outstanding at March 31, 2020.

Stock options to purchase 245,600 shares of common stock at a weighted average price of $3.88 per share were outstanding during the three months ended March 31, 2019, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between November 2019 and May 2020, were still outstanding at March 31, 2019.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2020 and March 31, 2019
NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended March 31,
Sales	2020	2019
Canada	$1,023,722	$935,638
United States	6,423,420	9,897,420
Total Consolidated	$7,447,142	$10,833,058

	For the Three Months Ended March 31,
Profit (Loss)	2020	2019
Canada	$(322,069)	$(382,040)
United States	(43,195)	2,050,658
Total Consolidated	$(365,264)	$1,668,618

	As of
Long-Lived Assets	March 31, 2020	December 31, 2019
Canada	$5,822,346	$6,068,061
United States	17,249,893	18,080,075
Total Consolidated	$23,072,239	$24,148,136

NOTE 11 – SUBSEQUENT EVENTS

On April 21, 2020, the Company secured funding pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act (the “PPP Loan”). Under the PPP Loan the Company received $1,074,030, which bear interest at a rate of 1.00% per annum. The PPP Loan was made through the Bank of America (the “Bank”). The PPP Loan is evidenced by a note dated April 16, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

On April 23, 2020, the Small Business Administration, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for PPP loans, especially for public companies. In light of the new guidance, executive management and the Board determined it appropriate to repay the principal and interest on the PPP Loan.

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through the date this report was issued and there were no other subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three-month periods ended March 31, 2020 and 2019. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2019.

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

Principal Products and Services

Across the energy industry, there are numerous demands for heat generation and control.  Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat as part of their production or processing functions. This heat is generated through the process of combustion which must be controlled, managed and supervised. Combustion and the resulting generation of heat are integral to the process of separating, treating, storing, and transporting oil and gas. Factors such as petroleum's specific gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the need for heat in oil and gas production and processing applications. Our burner-management systems ignite, monitor, and manage pilots and burners that are utilized in this process. Our technology affords remote operation, reducing the need for employee interaction with the appliance's burner, such as for the purposes of re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce gas emissions by quickly reigniting a failed flame and improving application efficiencies and up-time.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total Revenues	$7,447,142	$8,118,463	$9,905,761	$10,124,031	$10,833,058
Gross Profit Percentage	42.5%	42.0%	52.2%	51.2%	53.2%
Operating Expenses	$3,829,736	$4,518,825	$4,027,844	$4,190,479	$3,626,811
Net Income (Loss)	$(365,264)	$(1,554,378)	$921,748	$985,504	$1,668,618
Operating Cash Flow	$271,078	$311,093	$2,094,454	$2,699,154	$2,608,501

Revenues for the quarter ended March 31, 2020 decreased by 31% or $3,385,916 compared to the quarter ended March 31, 2019, which was mostly driven by macro industry changes over that same period. The average oil price in the first three months of 2020 was only $45.34 per barrel compared to $54.70 per barrel in the first three months of 2019 representing a decrease of 17.1%. Further the price dropped to a historic low of $14.10 per barrel on March 30, 2020 due to global economic pressures related to the COVID-19 pandemic. The first quarter of 2020 weekly average rig count for North America was 958 compared to 1,204 in the same period of last year. The historic fall in oil prices accelerated toward the end of March 2020 and has continued into April 2020 due to a flood of supply from Russia and Saudi Arabia and a dramatic drop in demand due to the COVID-19 pandemic. On April 20, 2020, short-term futures contracts for oil reflected negative oil prices for the first time in history. Although oil prices are expected to recover in the months ahead as supply is reduced and demand increases as the economy recovers from the COVID-19 pandemic, it is uncertain when oil prices will return to levels consistent with the first quarter of 2019. As a result of these extraordinary macro pressures and uncertainties, exploration and production companies have begun to pull back even further on capital expenditure budgets or cancelled planned spending all together. Until our customers return to more normal capital expenditure levels, our business is likely to continue to be adversely affected.

Our gross profit margin was down from the same quarter of last year and is below our normally expected range for a completed quarter. The gross margin percentage normally fluctuates each quarter due to changes in product mix and product related reserves which have contributed to the change in the current period. However the significant decrease in revenue has also caused the fixed cost portion of cost of goods and services to push the product margin even lower in the current period. In the current economic environment, we are reviewing the Company's cost structure and making changes that we believe will improve profit margins in future periods.

Operating expenses increased $202,925 from the same quarter of last year, which was consistent with our announced strategic investment plan for 2019. Strategic investments were made throughout 2019 including two small business acquisitions that increased the operating cost structure of the Company during the first quarter of 2020.

Due to the lower revenues and higher operating cost to support strategic initiatives discussed above, net income decreased 122% during the quarter ended March 31, 2020 compared to the same quarter in 2019.

Operating cash flows decreased significantly during the first quarter of 2020 compared to the first quarter of 2019, due to lower revenue and increased costs, but still remained positive for the quarter. This decrease is primarily due to extraordinary industry and global economic crisis conditions that have begun during the first quarter of 2020.

Liquidity and Capital Resources

Working capital at March 31, 2020 was $22,735,640, compared to $22,914,845 at December 31, 2019.

We acquired land for a new office building and research and development facility in Canada in June 2018 and completed construction of the facility as of March 31, 2020. Excluding the cost of the land, the total cost of the building is expected to be approximately $4,600,000 USD. As of March 31, 2020, we had spent approximately $3,986,137 USD towards construction of the building. Remaining costs for the building are related to final landscaping, an ancillary storage shed and contractor hold back payments.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our Management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our Management, including the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us that may have a material impact on us and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results. Except as described below, there have been no material changes to the risk factors disclosed in our most recent Form 10-K.

The global COVID-19 pandemic has and will likely continue to adversely affect us, and it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil and gas industry in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, nearly all of which have materially reduced global demand for crude oil. The extent to which the global COVID-19 pandemic impacts will continue to affect our business, financial condition, liquidity, results of operations, prospects, and the demand for our products will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the global COVID-19 pandemic and the effectiveness of actions taken to contain the coronavirus or treat its impact now or in the future, among others.

Some impacts of the global COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity and results of operations, include:

•significantly reduced prices for oil production, resulting from a world-wide decrease in demand and a resulting oversupply of existing production;
•further decreases in the demand for oil production, resulting from significantly decreased levels of global, regional and local travel as a result of federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of the virus;
•increased likelihood that our customers will reduce capital expenditures due to reduced oil prices, decreases in demand for oil production and other factors that could curtail production;
•increased potential that our customers may seek to invoke force majeure provisions as a result of significantly adverse market conditions to avoid the performance of contractual obligations;
•increased costs and staffing requirements related to facility modifications, social distancing measures or other best practices implemented in connection with federal, state or local government, and voluntarily imposed quarantines or other regulations or guidelines concerning physical gatherings; and
•increased legal and operational costs related to compliance with significant changes in federal, state, and local laws and regulations.

To the extent the global COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, financial condition, liquidity, results of operations and prospects it may also have the effect of increasing the likelihood and/or magnitude of other risks described in Risk Factors in Part I, Item 1A of our 2019 Form 10-K and in this Form 10-Q.

The ability or willingness of the Organization of the Petroleum Exporting Countries (“OPEC”), Russia and other oil exporting nations to set, maintain and enforce production levels has a significant impact on oil and gas commodity prices, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC member countries, including those taken along with other oil exporting nations, have a significant impact on global oil supply and pricing. In March 2020, members of OPEC and ten other oil producing countries (“OPEC+”) met to discuss how to respond to the potential market effects of the global COVID-19 pandemic. The meeting ended on March 6, 2020, as Saudi Arabia failed to convince Russia to reduce production to offset falling demand due to slowing economic activity resulting from the global COVID-19 pandemic. In response to Russia’s refusal to accept the production cut, Saudi Arabia announced an immediate reduction in its export prices and Russia announced that all previously agreed oil production cuts would expire on April 1, 2020. These actions flooded the global market with an oversupply of crude oil, and led to an immediate and steep decrease in global oil prices. In early April 2020, in response to significantly depressed global oil prices, 23 countries, led by Saudi Arabia, Russia and the United States, committed to implement reductions in world oil production.

There can be no assurance that the production cuts will stabilize oil prices or that they will be maintained, and recent indications suggest that oil prices will be largely unaffected. The global COVID-19 pandemic has destroyed global oil demand to an unprecedented degree, and despite the concerted action to reduce global production, the relative magnitude of the production cuts as compared to the degree of demand destruction may be wholly insufficient to mitigate or even impact the over-supplied oil market. Further, there is a lack of transparency regarding production volumes among oil-producing nations, and there are limited enforcement mechanisms for real or perceived violations of the production cuts. In connection with past production cuts, OPEC has at times failed to enforce its own production limits on violating members, with no official mechanism for punishing member countries that do not comply. There can be no assurance that OPEC and non-OPEC member countries will abide by the quotas or that OPEC will enforce the quotas. Additionally, certain other countries with free-market economies that agreed to reduce production, are unable to impose mandatory production cuts on non-OPEC oil producers operating in their countries, but instead expect to realize a decrease in production through market forces, as companies tend to cut production voluntarily when prices drop. For such countries, there can be no assurance that oil producers will react in the desired manner or that the market will behave as expected. Uncertainty regarding the effectiveness and enforcement of the production cuts is likely to lead to increased volatility in the supply and demand of oil and the price of oil, all of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

On April 24, 2020, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have an initial period of 180 calendar days to regain compliance. However, given the extraordinary market conditions in the financial markets, Nasdaq has determined to toll the compliance period for the bid price requirement through June 30, 2020. The compliance period is scheduled to resume on July 1, 2020 and we will have 180 calendar days, or until December 28, 2020 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide us with written notification of compliance with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G).

The Notice also provides that, if we do not regain compliance with the Minimum Bid Price Requirement by December 28, 2020, we may be eligible for additional time to regain compliance. To qualify for additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse split, if necessary. If we meet these requirements, we will be granted an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our Common Stock will be subject to delisting.

As of the date of this report, we have not made any determination with respect to any action or response regarding our noncompliance with the Minimum Bid Price Requirement. We intend to consider available options to regain compliance with the Minimum Bid Price Requirement and continued listing on the Nasdaq Capital Market. If our common stock were to be delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from the Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or "margin" low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from the Nasdaq Capital Market would also make it more difficult for us to raise additional capital.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable

Item 3. Defaults Upon Senior Securities

This item is not applicable.

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

PROFIRE ENERGY, INC.

Date:	May 6, 2020	By:	/s/ Brenton W. Hatch
Brenton W. Hatch
Chief Executive Officer

Date:	May 6, 2020	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Chief Financial Officer