Form 10-Q
period 2020-06-30
PROFIRE ENERGY INC
filed 2020-08-05
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 3, 2020, the registrant had 51,325,493 shares of common stock issued and 47,913,115 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,022,237	$7,358,856
Short-term investments	2,290,667	1,222,053
Short-term investments - other	1,600,000	2,600,000
Accounts receivable, net	2,439,296	5,597,701
Inventories, net (note 3)	8,996,223	9,571,807
Prepaid expenses and other current assets (note 4)	2,144,150	1,672,422
Income tax receivable	—	77,385
Total Current Assets	25,492,573	28,100,224
LONG-TERM ASSETS
Long-term investments	6,192,261	7,399,963
Financing right-of-use asset	72,914	107,991
Property and equipment, net	11,571,961	12,071,019
Intangible assets, net	1,883,236	1,989,782
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	22,299,753	24,148,136
TOTAL ASSETS	$47,792,326	$52,248,360

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$685,617	$2,633,520
Accrued liabilities (note 5)	1,122,242	2,089,391
Current financing lease liability (note 6)	45,411	59,376
Income taxes payable	99,481	403,092
Total Current Liabilities	1,952,751	5,185,379
LONG-TERM LIABILITIES
Net deferred income tax liability	543,441	439,275
Long-term financing lease liability (note 6)	30,238	52,120
TOTAL LIABILITIES	2,526,430	5,676,774

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,325,493 issued and 47,913,115 outstanding at June 30, 2020, and 50,824,355 issued and 47,411,977 outstanding at December 31, 2019	51,325	50,824
Treasury stock, at cost	(5,353,019)	(5,353,019)
Additional paid-in capital	30,106,383	29,584,172
Accumulated other comprehensive loss	(3,070,095)	(2,415,460)
Retained earnings	23,531,302	24,705,069
TOTAL STOCKHOLDERS' EQUITY	45,265,896	46,571,586
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,792,326	$52,248,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES (note 9)
Sales of goods, net	$3,999,139	$9,559,255	$10,860,097	$19,757,890
Sales of services, net	360,340	564,776	946,524	1,199,199
Total Revenues	4,359,479	10,124,031	11,806,621	20,957,089

COST OF SALES
Cost of goods sold-product	1,944,389	4,568,666	5,778,071	9,139,654
Cost of goods sold-services	328,225	368,327	777,009	865,525
Total Cost of Goods Sold	2,272,614	4,936,993	6,555,080	10,005,179

GROSS PROFIT	2,086,865	5,187,038	5,251,541	10,951,910

OPERATING EXPENSES
General and administrative expenses	2,753,773	3,566,698	6,026,311	6,728,228
Research and development	229,548	512,871	639,274	861,929
Depreciation and amortization expense	180,997	110,910	328,469	227,133
Total Operating Expenses	3,164,318	4,190,479	6,994,054	7,817,290

INCOME (LOSS) FROM OPERATIONS	(1,077,453)	996,559	(1,742,513)	3,134,620

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	157,455	21,410	157,455	38,340
Other expense	(1,665)	(413)	(1,318)	(964)
Interest income	77,532	85,887	151,925	177,590
Total Other Income	233,322	106,884	308,062	214,966

INCOME (LOSS) BEFORE INCOME TAXES	(844,131)	1,103,443	(1,434,451)	3,349,586

INCOME TAX BENEFIT (EXPENSE)	35,628	(117,939)	260,684	(695,464)

NET INCOME (LOSS)	$(808,503)	$985,504	$(1,173,767)	$2,654,122

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$375,267	$102,435	$(570,156)	$251,850
Unrealized gains (losses) on investments	72,875	49,495	(84,479)	118,247
Total Other Comprehensive Income (Loss)	448,142	151,930	(654,635)	370,097

COMPREHENSIVE INCOME (LOSS)	$(360,361)	$1,137,434	$(1,828,402)	$3,024,219

BASIC EARNINGS (LOSS) PER SHARE (note 10)	$(0.02)	$0.02	$(0.02)	$0.06
FULLY DILUTED EARNINGS (LOSS) PER SHARE (note 10)	$(0.02)	$0.02	$(0.02)	$0.06

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,723,208	47,348,137	47,607,825	47,392,534
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,723,208	48,124,208	47,607,825	48,192,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586
Stock based compensation			66,348				66,348
Stock issued in exercise of stock options	2,000	2	2,018				2,020
Stock issued in settlement of RSUs and accrued bonuses	271,684	272	419,101				419,373
Tax withholdings paid related to stock based compensation			(148,879)				(148,879)
Foreign currency translation				(945,423)			(945,423)
Unrealized losses on investments				(157,354)			(157,354)
Net loss						(365,264)	(365,264)
Balance, March 31, 2020	47,685,661	$51,098	$29,922,760	$(3,518,237)	$(5,353,019)	$24,339,805	$45,442,407
Stock based compensation			$183,850				$183,850
Stock issued in settlement of RSUs	227,454	$227	$(227)				$—
Foreign currency translation				$375,267			$375,267
Unrealized gains on investments				$72,875			$72,875
Net loss						$(808,503)	$(808,503)
Balance, June 30, 2020	47,913,115	$51,325	$30,106,383	$(3,070,095)	$(5,353,019)	$23,531,302	$45,265,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859
Stock based compensation			66,714				66,714
Stock issued in exercise of stock options	2,483	2	(2)				—
Stock issued in settlement of RSUs and accrued bonuses	148,723	149	379,712				379,861
Tax withholdings paid related to stock based compensation			(143,022)				(143,022)
Treasury stock repurchased	(775,287)				(1,333,578)		(1,333,578)
Foreign currency translation				149,415			149,415
Unrealized gains on investments				68,752			68,752
Net income						1,668,618	1,668,618
Balance, March 31, 2019	47,308,224	$49,859	$28,331,144	$(2,677,516)	$(3,943,063)	$24,352,195	$46,112,619
Stock based compensation			$297,127				$297,127
Stock issued in exercise of stock options	9,174	$9	$6,841				$6,850
Stock issued in settlement of RSUs	148,794	$149	$(149)				$—
Tax withholdings paid related to stock based compensation			$(41,411)				$(41,411)
Foreign currency translation				$102,435			$102,435
Unrealized gains on investments				$49,495			$49,495
Net income						$985,504	$985,504
Balance, June 30, 2019	47,466,192	$50,017	$28,593,552	$(2,525,586)	$(3,943,063)	$25,337,699	$47,512,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(1,173,767)	$2,654,122
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	566,791	483,063
Gain on sale of fixed assets	(153,973)	(38,340)
Bad debt expense	236,005	229,792
Stock awards issued for services	250,198	363,841
Changes in operating assets and liabilities:
Accounts receivable	3,248,693	983,865
Income taxes receivable/payable	(1,761)	(1,261,267)
Inventories	445,634	1,831,865
Prepaid expenses	168,718	(35,637)
Deferred tax asset/liability	104,166	205,314
Accounts payable and accrued liabilities	(2,843,685)	(115,813)
Net Cash Provided by Operating Activities	847,019	5,300,805

INVESTING ACTIVITIES
Proceeds from sale of equipment	—	39,810
Sale of investments	1,057,404	1,109,297
Purchase of fixed assets	(994,410)	(1,429,735)
Payments for acquisitions, net of cash acquired	—	(2,088,814)
Net Cash Provided by (Used in) Investing Activities	62,994	(2,369,442)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(148,879)	(184,433)
Cash received in exercise of stock options	2,020	6,850
Purchase of treasury stock	—	(1,333,578)
Principal paid towards lease liability	(34,267)	(32,185)
Net Cash Used in Financing Activities	(181,126)	(1,543,346)

Effect of exchange rate changes on cash	(65,506)	(2,171)

NET INCREASE IN CASH	663,381	1,385,846
CASH AT BEGINNING OF PERIOD	7,358,856	10,101,932
CASH AT END OF PERIOD	$8,022,237	$11,487,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$4,247	$2,832
Income taxes	$—	$1,793,281
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$419,373	$379,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2020 and 2019

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiary, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at June 30, 2020 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019 ("Form 10-K").  The results of operations for the three and six month periods ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

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

Reclassification

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation within the Condensed Consolidated Statements of Cash Flows. The reclassification had no impact on financial position, net income (loss), or stockholders' equity.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020 and 2019
NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	June 30, 2020	December 31, 2019
Raw materials	$209,393	$—
Finished goods	9,786,297	10,517,858
Work in process	—	—
Subtotal	9,995,690	10,517,858
Reserve for obsolescence	(999,467)	(946,051)
Total	$8,996,223	$9,571,807

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	June 30, 2020	December 31, 2019
Prepaid Inventory	784,373	1,291,577
Assets classified as held for sale	774,832	—
Vehicle trade-in credits	174,630	—
Prepaid insurance	107,367	133,611
Interest receivables	93,027	80,609
Other	209,921	166,625
Total	$2,144,150	$1,672,422

In the first quarter of 2020, we completed the construction of a new office building and research and development facility in Acheson, Canada. As a result, during the second quarter of 2020 we started the process of selling our old office building in Spruce Grove, Canada. In the table above, the assets classified as held for sale as of June 30, 2020, consist of this old office building which we intend to sell within a one year period. The amount shown above is recorded at cost, less accumulated depreciation.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	June 30, 2020	December 31, 2019
Employee-related payables	$657,501	$1,657,826
Inventory-related payables	208,128	—
Warranty liabilities	115,731	166,301
Acquisition liabilities	20,225	162,907
Other	120,657	102,357
Total	$1,122,242	$2,089,391

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020 and 2019
restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 20.5 months.

The following table shows the components of financing lease cost:

Financing Lease Cost	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Amortization of right-of-use assets	$15,121	$33,497
Interest on lease liabilities	3,375	4,247
Total financing lease cost	$18,496	$37,744

The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2020 - remaining	$25,013
2021	40,921
2022	12,803
2023	—
2024	—
Thereafter	—
Total future minimum lease payments	$78,737
Less: Amount representing interest	3,088
Present value of future payments	$75,649
Current portion	$45,411
Long-term portion	$30,238

Because our office space leases are short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three and six months ended June 30, 2020, we recognized $19,059 and $38,531, respectively, in short-term lease costs associated with office space leases.

NOTE 7 – STOCKHOLDERS' EQUITY

As of June 30, 2020 and December 31, 2019, the Company held 3,412,378 shares of its common stock in treasury at a total cost of $5,353,019, respectively.

As of June 30, 2020 , the Company had 279,447 restricted stock units, 252,701 performance based restricted stock units, and 115,200 stock options outstanding with $365,717 in remaining compensation expense to be recognized over the next 2.01 years.

2020 EIP and LTIP

Due to market uncertainties including those caused by the COVID-19 pandemic, the Board of Directors of the Company (the "Board") and the Company's executives have elected to not adopt an executive incentive plan ("EIP") or long-term incentive plan ("LTIP") for 2020. The Board and executives believe this is an appropriate short-term measure that will help to align the Company's cost structure with the current extraordinary market conditions.

2019 EIP

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020 and 2019
On April 22, 2019, the Board approved the 2019 Executive Incentive Plan (the “2019 EIP”) for Brenton W. Hatch, the Company’s then President and Chief Executive Officer, Ryan W. Oviatt, the Company’s Chief Financial Officer, Cameron M. Tidball, the Company’s Chief Business Development Officer, Jay G. Fugal, the Company’s Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product Development. The 2019 EIP provided for the potential award of bonuses to the participants based on the Company’s financial performance in fiscal year 2019. On March 4, 2020, the Company's Board of Directors approved a one-time executive bonus in the amount of $828,787 for meeting targets pursuant to the 2019 EIP. Half of the bonus was paid in cash and half of the bonus was settled by issuing 343,748 shares of common stock under the Company's 2014 Equity Incentive Plan, as amended (the "2014 Plan") which was fully vested on the date of grant.

Participants were eligible to receive bonuses based upon reaching or exceeding performance goals established by the Board or its Compensation Committee for fiscal 2019. The performance goals in the 2019 EIP were based on the Company’s total revenue, net income, free cash flow, and product development milestones. Each of these performance goals were weighted 25% in calculating bonus amounts.

2019 LTIP

On April 22, 2019 the Board also adopted the 2019 Long-Term Incentive plan (the "2019 LTIP") for certain of the Company's executive officers. The 2019 LTIP consists of total awards of up to 66,213 restricted stock units (“RSUs”) to Mr. Oviatt, up to 51,646 RSUs to Mr. Tidball, up to 35,313 RSUs to Mr. Fugal, and up to 24,862 RSUs to Mr. Fisher pursuant to two separate Restricted Stock Unit Award Agreements that were entered into between the Company and each participant under the 2014 Plan. One agreement covers 33% of each award recipient’s RSU's that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s RSU's that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested RSU. The vesting period of the 2019 LTIP began on January 1, 2019 and terminates on December 31, 2021.

2017 LTIP

On March 4, 2020, the Board approved a one-time executive bonus that was settled by issuing 16,689 shares of common stock for meeting targets pursuant to the previously announced "2017 Long-Term Incentive Plan", which shares were issued under the 2014 Plan. These shares were fully vested as of March 4, 2020.

2020 RSUs

On June 17, 2020, pursuant to the annual renewal of Director compensation, the Board approved a grant of 270,966 RSUs to Independent Directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's next Annual Meeting of Stockholders, whichever is earlier. The awards will result in total compensation expense of $252,000 to be recognized over the vesting period.

2019 RSUs

On March 14, 2019, the Board approved a grant of 85,000 RSUs to various employees. The awards vest annually over five years and will result in a total compensation expense of $149,600 to be recognized over the vesting period.

On June 12, 2019, pursuant to the annual renewal of Director compensation, the Board approved a grant of 183,942 RSUs to Independent Directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs vested on the first anniversary of the grant date. The awards have resulted in total compensation expense of $252,000 to be recognized over the vesting period.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020 and 2019
NOTE 8 – ACQUISITIONS

Millstream Energy Products
On June 18, 2019, our wholly-owned subsidiary, Profire Combustion, Inc., acquired substantially all the assets from Millstream Energy Products, LTD., a Canadian corporation ("MEP"). MEP is a privately-held Canadian company that developed a line of high-performance burners, economy burners, flame arrestor housings, secondary air control plates, and other related combustion components. MEP’s full line of products became available for sale by Profire’s existing sales team immediately after closing of the transaction. These products complement our burner-management system (BMS) product offerings and should enable us to supply a larger portion of the total BMS package sale to our customers.

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

Profire hired a valuation firm to perform the purchase price allocation based on net assets received and the price paid. Based on the fair value of net assets at the time of purchase, the Company recorded intangible assets in the amount of $990,000 and goodwill of $17,681. Intangible assets include customer relationships, the trade name and developed technology.

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
For the three and six months ended June 30, 2020 and 2019

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

NOTE 9 – REVENUE

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

Our customers have the right to return certain unused and unopened products within 90 days for an appropriate restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See note 5 for the amount accrued for expected returns and warranty claims as of June 30, 2020.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020 and 2019
Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Electronics	$1,644,668	$4,139,283	$4,301,755	$8,785,880
Manufactured	142,234	492,969	543,092	923,562
Re-Sell	2,212,237	4,927,003	6,015,250	10,048,448
Service	360,340	564,776	946,524	1,199,199
Total Revenue	$4,359,479	$10,124,031	$11,806,621	$20,957,089

NOTE 10 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended June 30,
	2020			2019
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(808,503)	47,723,208	$(0.02)	$985,504	47,348,137	$0.02

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	776,071

Diluted EPS
Net income available to common stockholders + assumed conversions	$(808,503)	47,723,208	$(0.02)	$985,504	48,124,208	$0.02

Stock options and RSUs to purchase 534,924 shares of common stock at a weighted average price of $0.83 per share were outstanding during the three months ended June 30, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These stock options and RSUs, which expire between March 2021 and March 2024, were still outstanding at June 30, 2020.

Stock options to purchase 244,600 shares of common stock at a weighted average price of $3.88 per share were outstanding during the three months ended June 30, 2019, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expired between November 2019 and May 2020, were still outstanding at June 30, 2019.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020 and 2019

	For the Six Months Ended June 30,
	2020			2019
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$(1,173,767)	47,607,825	$(0.02)	$2,654,122	47,392,534	$0.06

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	800,315

Diluted EPS
Net income available to common stockholders + assumed conversions	$(1,173,767)	47,607,825	$(0.02)	$2,654,122	48,192,849	$0.06

Stock options and RSUs to purchase 555,866 shares of common stock at a weighted average price of $0.98 per share were outstanding during the six months ended June 30, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These stock options and RSUs, which expire between March 2021 and March 2024, were still outstanding at June 30, 2020.

Stock options to purchase 244,600 shares of common stock at a weighted average price of $3.88 per share were outstanding during the six months ended June 30, 2019, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expired between November 2019 and May 2020, were still outstanding at June 30, 2019.

NOTE 11 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sales	2020	2019	2020	2019
Canada	$585,695	$1,056,781	$1,609,417	$1,992,419
United States	3,773,784	9,067,250	10,197,204	18,964,670
Total Consolidated	$4,359,479	$10,124,031	$11,806,621	$20,957,089

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Profit (Loss)	2020	2019	2020	2019
Canada	$(264,163)	$(547,202)	$(586,232)	$(929,242)
United States	(544,340)	1,532,706	(587,535)	3,583,364
Total Consolidated	$(808,503)	$985,504	$(1,173,767)	$2,654,122

			As of
Long-Lived Assets			June 30, 2020	December 31, 2019
Canada			$5,640,323	$6,068,061
United States			16,659,430	18,080,075
Total Consolidated			$22,299,753	$24,148,136

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020 and 2019
NOTE 12 – SUBSEQUENT EVENTS

On July 2, 2020, the Board of Directors of Profire Energy, Inc. (the “Company”) approved certain changes to the executive management team of the Company. Pursuant to these changes, Brenton W. Hatch is transitioning from Chief Executive Officer and President of the Company to Executive Chairman. Ryan W. Oviatt has been promoted to Co-Chief Executive Officer, Co-President, and Chief Financial Officer of the Company. Cameron M. Tidball has also been promoted to Co-Chief Executive Officer and Co-President of the Company. In connection with these appointments, the Company entered into amended employment agreements with Mr. Hatch, Mr. Oviatt and Mr. Tidball, as more fully described below.

On July 2, 2020, the Company and Mr. Hatch entered into a Second Amended and Restated Employment Agreement (“Hatch Agreement”) as approved by the Company’s Board of Directors (the “Board”) and recommended by its Compensation Committee (the “Committee”). Pursuant to the Hatch Agreement, Mr. Hatch has transitioned from his prior role as Chief Executive Officer and President of the Company to serve as Executive Chairman through June 30, 2021. As the Company’s Executive Chairman, in addition to other executive-level duties determined by the Board, Mr. Hatch will continue to serve as Chairman of the Board. Also pursuant to the Hatch Agreement, beginning July 1, 2021, Mr. Hatch will transition from the role of Executive Chairman to Special Advisor for the executive officers of the Company. Mr. Hatch will serve as a Special Advisor through June 30, 2022 (“Special Advisor Term”). During this Special Advisor Term, Mr. Hatch will continue to serve as Chairman of the Board and will advise the Company executives on items including, but not limited to, major projects, investor relations, and management succession planning.

In connection with Mr. Hatch’s appointment as Executive Chairman, Mr. Hatch will be paid an annual rate of base salary in periodic installments consistent with the Company’s payroll practices as in effect from time to time. For the period from July 2, 2020 through December 31, 2020 Mr. Hatch will be paid a salary based on an annualized base salary of $350,000. For the period from January 1, 2021 through June 30, 2021, Mr. Hatch will be paid a salary based on an annualized base salary of $400,000. For the 2021 calendar year, Mr. Hatch is eligible to receive an annual bonus pursuant to an Annual Incentive Plan adopted by the Board’s Compensation Committee. Mr. Hatch’s annual bonus will be at a lower level than the then serving Chief Executive Officer (or Co-Chief Executive Officers). Given that Mr. Hatch will serve as Executive Chairman for a maximum of 50% of the calendar year 2021, his final annual bonus amount will be 50% of the amount it otherwise would be if he had served as Executive Chairman for the full 2021 calendar year.

During the Special Advisor Term, Mr. Hatch will be paid a salary based on an annualized base salary of $400,000, the sum of $150,000 for serving as Chairman of the Board and $250,000 for advisory services.

Also, on July 2, 2020, the Company entered into a Second Amended and Restated Employment Agreement with Ryan W. Oviatt (the “Oviatt Agreement”) and an Amended and Restated Employment Agreement with Cameron M. Tidball (the “Tidball Agreement” and, together with the Oviatt Agreement, the “CEO Agreements”) as recommended by the Committee and approved by the Company’s Board.

Pursuant to the Oviatt Agreement, effective July 2, 2020, Mr. Oviatt commenced serving as the Company’s Co-Chief Executive Officer, Co-President, and Chief Financial Officer of the Company. Mr. Oviatt’s duties will include being responsible for the strategic direction and day-to-day operations of the Company as well as the day-to-day management of the Company’s finances and financial and accounting records and statements. Mr. Oviatt will continue to serve as a member of the Board.

Pursuant to the Tidball Agreement, effective July 2, 2020, Mr. Tidball commenced serving as the Company’s Co-Chief Executive Officer and Co- President. Mr. Tidball’s duties will include being responsible for the strategic direction and day-to-day operations of the Company and management of sales and marketing efforts, development of products and technologies, and expansion of markets and industries.

The CEO Agreements provide that each Mr. Oviatt and Mr. Tidball will receive a salary based on an annualized base salary of $275,000 USD for the period of July 2, 2020 through December 31, 2020. On January 1, 2021, the annualized base salary of Messrs. Oviatt and Tidball will increase to $300,000. The CEO Agreements state that the executives will be eligible for annual bonuses through the Company’s then-current Annual Incentive Plan as adopted by the Compensation Committee of the Board. The executives will also be eligible to participate in the Company’s then-current Long-Term Incentive Plan as determined by the Board or the Compensation Committee. The Term of the CEO Agreements is from July 1, 2020 through June 30, 2021 and unless terminated in accordance with the terms of the CEO Agreements, they will renew for successive periods of one year.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020 and 2019
In addition to the salary compensation above, on July 2, 2020 (the “Grant Date”), upon the recommendation of the Committee, the Board approved granting a non-qualified stock option to purchase 100,000 shares of the Company’s common stock to each of Mr. Oviatt and Mr. Tidball under to the Company’s 2014 Plan and pursuant to the standard form of Notice of Stock Option Grant and Stock Option Agreement under the plan (the “Options”). The exercise price of the Options is the closing bid price on July 2, 2020 or $0.8439 per share. The Options shall vest equally over a period of three years from the Grant Date. Vesting shall occur on the anniversary date of the Grant Date, with one-third of the total shares vesting on the first three anniversaries of the Grant Date. Vesting is contingent upon the executive’s continued employment with the Company on each applicable vesting date. The Options expire on July 2, 2024.

On July 30, 2020 Mr. Arlen B. Crouch notified the Chairman of the Board of the Directors (the “Board”) of Profire Energy, Inc. (the “Company”) of his decision to resign, effective August 3, 2020, from his position as a member of the Board. Mr. Crouch’s resignation did not result from any disagreements with Management or the Board.

On July 30, 2020, the Board appointed Colleen L. Bell to serve as a director to fill the vacancy resulting from Mr. Crouch’s resignation, effective August 3, 2020.

Ms. Bell will serve as Chair of the Nominating Committee and will serve on the Audit and Compensation Committees. As compensation for her service on the Board and Committee Assignments, it is anticipated that Ms. Bell will receive the Company’s standard compensation for non-employee directors. There are no understandings or arrangements between Ms. Bell and any other person pursuant to which she was selected as a director. The Board considered the independence of Ms. Bell under the Nasdaq listing standards and concluded that she is independent under the applicable Nasdaq standards.

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through the date this report was issued and there were no other subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three and six-month periods ended June 30, 2020 and 2019. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2019.

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

Overview

We are an oilfield technology company providing products that enhance the efficiency, safety, and compliance of the oil and gas industry. We specialize in the engineering and design of burner management systems and solutions used on a variety of oilfield natural-draft fire-tube and forced-air applications. We sell our products and services primarily throughout North America. Our experienced team of industry service professionals also provides supporting services for our products.

Profire Energy, Inc. was established on October 9, 2008, upon the closing of an Acquisition Agreement between The Flooring Zone, Inc. and Profire Combustion, Inc. and the shareholders of Profire Combustion, Inc. (the "Subsidiary"). Following the closing of the transactions, The Flooring Zone, Inc. was renamed Profire Energy, Inc. (the "Parent"). As a result of the transaction, the Subsidiary became a wholly-owned subsidiary of the Parent and the shareholders of the Subsidiary became the controlling shareholders of the Company. The Parent was incorporated on May 5, 2003 in the State of Nevada. The Subsidiary was incorporated on March 6, 2002 in the Province of Alberta, Canada.

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

Our burner-management systems have become widely used throughout the United States and Western Canada. We have sold our burner-management systems to many large energy companies, including Anadarko, Chevron, Concho Resources, ConocoPhillips, Devon, Encana, XTO, CNRL, Shell, OXY, and others. Our systems have also been sold or installed in other parts of the world, including many countries in Europe, South America, Africa, the Middle East and Asia. We are established in the North American oil and gas markets, which is our primary focus currently, but we are working to expand further into other international markets.

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

We recognized the area of burner management most in need of innovation was the user experience. The PF2200 is designed to optimize installation, commissioning, troubleshooting and daily operation. This focus on the user will optimize the time required on-site for both installation and operator training. With the user focused design being combined with an expanded feature set, the PF2200 becomes a very powerful tool to reduce downtime and lessen the burden on producers in a wide variety of applications, ranging from dual-burner to forced draft, to a variety of waste-gas destruction applications.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Total Revenues	$4,359,479	$7,447,142	$8,118,463	$9,905,761	$10,124,031
Gross Profit Percentage	47.9%	42.5%	42.0%	52.2%	51.2%
Operating Expenses	$3,164,318	$3,829,736	$4,518,825	$4,027,844	$4,190,479
Net Income (Loss)	$(808,503)	$(365,264)	$(1,554,378)	$921,748	$985,504
Operating Cash Flow	$575,941	$271,078	$311,093	$2,094,454	$2,699,154

Revenues for the quarter ended June 30, 2020 decreased by 57% or $5,764,552 compared to the quarter ended June 30, 2019, which was mostly driven by macro industry changes over that same period. The average oil price during the three months ended June 30, 2020 was only $27.96 per barrel compared to $59.88 per barrel for the same period of last year, representing a decrease of 53.3%. The second quarter of 2020 weekly average rig count for North America was 401 compared to 1,046 in the same period of last year, which represents a decrease of 62%. The historic fall in oil prices which accelerated toward the end of March 2020, continued into the second quarter of 2020 due to a flood of supply from Russia and Saudi Arabia and a dramatic drop in demand due to the COVID-19 pandemic. On April 20, 2020, short-term futures contracts for oil reflected negative oil prices for the first time in history. Although oil prices are expected to recover in the months ahead due to changes in oil supply and demand dynamics as the economy recovers from the COVID-19 pandemic, it is uncertain when oil prices will return to levels consistent with the second quarter of 2019. As a result of these extraordinary macro pressures and uncertainties, exploration and production companies have pulled back even further on capital expenditure budgets or cancelled planned spending all together. Until our customers return to more normal capital expenditure levels, our business is likely to continue to be adversely affected.

Our gross profit margin was down from the same quarter of last year and is below our normally expected range for a completed quarter. The gross margin percentage normally fluctuates each quarter due to changes in product mix and product related reserves which have contributed to the change in the current period. However the significant decrease in revenue has also caused the fixed cost portion of cost of goods and services to push the product margin lower than historic levels. However, actions taking during the second quarter to reduce costs and adjust the cost structure of the company have helped to raise the gross margin percentage from the lows of the previous two quarters. In the current economic environment, we continue to evaluate the Company's cost structure in an effort to improve profit margins in future periods.

Operating expenses decreased $1,026,161 from the same quarter of last year, which reflected a focus on cost control measures as we navigate the uncertainty caused by the COVID-19 pandemic and the resulting oil market supply and demand imbalance. We have been focused on reducing labor costs, travel costs and other non-essential expenditures in this current environment.

Due to the lower revenues discussed above, we reported a net loss of $808,503 for the quarter ended June 30, 2020 compared to net income of $985,504 for the same quarter in 2019.

Operating cash flows decreased significantly during the second quarter of 2020 compared to the second quarter of 2019, due to the 57% drop in revenue, but still remained positive for the quarter. This decrease is primarily due to extraordinary industry and global economic crisis conditions that have persisted throughout the second quarter of 2020.

Comparison of the six months ended June 30, 2020 and 2019

The table below presents certain financial data comparing the six months ended June 30, 2020 to the same period ended June 30, 2019:

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Total Revenues	$11,806,621	$20,957,089	$(9,150,468)	(43.7)%
Gross Profit Percentage	44.5%	52.3%		(7.8)%
Operating Expenses	$6,994,054	$7,817,290	$(823,236)	(10.5)%
Net Income (Loss)	$(1,173,767)	$2,654,122	$(3,827,889)	(144.2)%
Operating Cash Flow	$847,019	$5,300,805	$(4,453,786)	(84.0)%

Revenues during the six-month period ended June 30, 2020 compared to the same period last year declined 43.7% which is largely due to a 36.3% drop in the average oil price over the same time frame resulting from the global coronavirus pandemic and the corresponding reduction in spending by our customers. Operating expenses declined 10.5% year over-year due to our focus on cost control measures in 2020. As a result of revenue and operating cost changes, we reported a net loss of $1,173,767 for the six months ended June 30, 2020, compared to net income of $2,654,122 for the same period in 2019. Our gross profit percentage declined by 7.8% during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to changes in product mix, direct labor cost increases, inventory adjustments and the fixed cost structure within cost of goods and services.

Liquidity and Capital Resources

Working capital at June 30, 2020 was $23,539,822, compared to $22,914,845 at December 31, 2019.

We acquired land for a new office building and research and development facility in Canada in June 2018 and completed construction of the facility in March 2020. Excluding the cost of the land, the total cost of the building was approximately $4,500,000 USD. As of June 30, 2020, only minimal costs remain related to final landscaping and an ancillary storage shed.

Our liquidity position is impacted by operating, investing and financing activities. During the six months ended June 30, 2020, we generated $847,019 of positive cash flow from operating activities, primarily due to cash received from customer sales, partially offset by cash outflows for accounts payable and accrued liabilities. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the six months ended June 30, 2020, we generated $62,994 of positive cash flow from investing activities, primarily due to investment sales, partially offset by costs incurred for construction of the new office building in Canada. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the six months ended June 30, 2020, we used $181,126 of cash in financing activities, primarily related to equity awards issued to management. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock. The global COVID-19 pandemic has impacted our business in 2020 and as a result, we have focused on cost control measures as we navigate the uncertainty caused by the pandemic and the resulting oil market supply and demand imbalance. We have been focused on decreasing operating, investing and financing costs. We have reduced labor costs, travel and other non-essential expenditures in this current environment. We have also completed construction of the new office building in Canada, and as a result we expect fewer costs related to investing activities in the near future. Thus far in 2020, we have not purchased any treasury stock in order to reduce costs related to financing activities. The extent to which the global COVID-19 pandemic will continue to affect our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of June 30, 2020, we hold $18,105,165 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above. See also Item 1A.  Risk Factors for further discussion on the impact of COVID-19 on our business.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil and gas industry in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, nearly all of which have materially reduced global demand for crude oil. The extent to which the global COVID-19 pandemic will continue to affect our business, financial condition, liquidity, results of operations, prospects, and the demand for our products will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the global COVID-19 pandemic and the effectiveness of actions taken to contain the coronavirus or treat its impact now or in the future, among others.

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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC member countries, including those taken along with other oil exporting nations, have a significant impact on global oil supply and pricing. In March 2020, members of OPEC and ten other oil producing countries (“OPEC+”) met to discuss how to respond to the potential market effects of the global COVID-19 pandemic. The meeting ended on March 6, 2020, as Saudi Arabia failed to convince Russia to reduce production to offset falling demand due to slowing economic activity resulting from the global COVID-19 pandemic. In response to Russia’s refusal to accept the production cut, Saudi Arabia announced an immediate reduction in its export prices and Russia announced that all previously agreed oil production cuts would expire on April 1, 2020. These actions flooded the global market with an oversupply of crude oil, and led to an immediate and steep decrease in global oil prices. In early April 2020, in response to significantly depressed global oil prices, 23 countries, led by Saudi Arabia, Russia and the United States, committed to implement reductions in world oil production. In June 2020, the first phase of production cuts that were put in place in April, were extended through July 31, 2020.

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

On April 24, 2020, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have an initial period of 180 calendar days to regain compliance. However, given the extraordinary market conditions in the financial markets, Nasdaq tolled the compliance period for the bid price requirement through June 30, 2020. The compliance period reseumed on July 1, 2020 and we will have 180 calendar days, or until December 28, 2020 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide us with written notification of compliance with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt

Exhibit 31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball

Exhibit 31.3*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 5, 2020	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	August 5, 2020	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer