Form 10-Q
period 2020-09-30
PROFIRE ENERGY INC
filed 2020-11-09
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 6, 2020, the registrant had 51,371,960 shares of common stock issued and 47,959,582 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,919,545	$7,358,856
Short-term investments	2,239,256	1,222,053
Short-term investments - other	600,000	2,600,000
Accounts receivable, net	2,397,985	5,597,701
Inventories, net (note 3)	8,780,571	9,571,807
Prepaid expenses and other current assets (note 4)	2,178,682	1,672,422
Income tax receivable	465,828	77,385
Total Current Assets	24,581,867	28,100,224
LONG-TERM ASSETS
Long-term investments	6,450,891	7,399,963
Financing right-of-use asset	61,347	107,991
Property and equipment, net	11,595,366	12,071,019
Intangible assets, net	1,827,553	1,989,782
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	22,514,538	24,148,136
TOTAL ASSETS	$47,096,405	$52,248,360

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$980,601	$2,633,520
Accrued liabilities (note 5)	1,061,515	2,089,391
Current financing lease liability (note 6)	43,024	59,376
Income taxes payable	—	403,092
Total Current Liabilities	2,085,140	5,185,379
LONG-TERM LIABILITIES
Net deferred income tax liability	484,115	439,275
Long-term financing lease liability (note 6)	20,927	52,120
TOTAL LIABILITIES	2,590,182	5,676,774

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,371,960 issued and 47,959,582 outstanding at September 30, 2020, and 50,824,355 issued and 47,411,977 outstanding at December 31, 2019	51,371	50,824
Treasury stock, at cost	(5,353,019)	(5,353,019)
Additional paid-in capital	30,208,082	29,584,172
Accumulated other comprehensive loss	(2,873,765)	(2,415,460)
Retained earnings	22,473,554	24,705,069
TOTAL STOCKHOLDERS' EQUITY	44,506,223	46,571,586
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,096,405	$52,248,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES (note 9)
Sales of goods, net	$3,517,280	$9,251,947	$14,377,377	$29,009,837
Sales of services, net	482,826	653,814	1,429,350	1,853,013
Total Revenues	4,000,106	9,905,761	15,806,727	30,862,850

COST OF SALES
Cost of goods sold-product	2,141,888	4,326,335	7,919,959	13,465,989
Cost of goods sold-services	337,795	410,130	1,114,804	1,275,655
Total Cost of Goods Sold	2,479,683	4,736,465	9,034,763	14,741,644

GROSS PROFIT	1,520,423	5,169,296	6,771,964	16,121,206

OPERATING EXPENSES
General and administrative expenses	2,247,614	3,256,023	8,273,925	9,984,251
Research and development	433,800	641,716	1,073,074	1,503,645
Depreciation and amortization expense	168,507	130,105	496,976	357,238
Total Operating Expenses	2,849,921	4,027,844	9,843,975	11,845,134

INCOME (LOSS) FROM OPERATIONS	(1,329,498)	1,141,452	(3,072,011)	4,276,072

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	36,483	34,826	193,938	73,166
Other expense	(48,349)	(2,065)	(49,667)	(3,029)
Interest income	103,364	38,478	255,289	216,068
Total Other Income	91,498	71,239	399,560	286,205

INCOME (LOSS) BEFORE INCOME TAXES	(1,238,000)	1,212,691	(2,672,451)	4,562,277

INCOME TAX BENEFIT (EXPENSE)	180,252	(290,943)	440,936	(986,407)

NET INCOME (LOSS)	$(1,057,748)	$921,748	$(2,231,515)	$3,575,870

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$233,170	$(91,397)	$(336,986)	$160,453
Unrealized gains (losses) on investments	(36,840)	(12,386)	(121,319)	105,861
Total Other Comprehensive Income (Loss)	196,330	(103,783)	(458,305)	266,314

COMPREHENSIVE INCOME (LOSS)	$(861,418)	$817,965	$(2,689,820)	$3,842,184

BASIC EARNINGS (LOSS) PER SHARE (note 10)	$(0.02)	$0.02	$(0.05)	$0.08
FULLY DILUTED EARNINGS (LOSS) PER SHARE (note 10)	$(0.02)	$0.02	$(0.05)	$0.07

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,933,318	47,739,192	47,717,114	47,509,357
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,933,318	48,469,246	47,717,114	48,259,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586
Stock based compensation			66,348				66,348
Stock issued in exercise of stock options	2,000	2	2,018				2,020
Stock issued in settlement of RSUs and accrued bonuses	271,684	272	419,101				419,373
Tax withholdings paid related to stock based compensation			(148,879)				(148,879)
Foreign currency translation				(945,423)			(945,423)
Unrealized losses on investments				(157,354)			(157,354)
Net loss						(365,264)	(365,264)
Balance, March 31, 2020	47,685,661	$51,098	$29,922,760	$(3,518,237)	$(5,353,019)	$24,339,805	$45,442,407
Stock based compensation			$183,850				183,850
Stock issued in settlement of RSUs	227,454	227	(227)				—
Foreign currency translation				375,267			375,267
Unrealized gains on investments				72,875			72,875
Net loss						$(808,503)	(808,503)
Balance, June 30, 2020	47,913,115	$51,325	$30,106,383	$(3,070,095)	$(5,353,019)	$23,531,302	$45,265,896
Stock based compensation			101,745				101,745
Stock issued in settlement of RSUs	46,467	46	(46)				—
Foreign currency translation				233,170			233,170
Unrealized losses on investments				(36,840)			(36,840)
Net loss						(1,057,748)	(1,057,748)
Balance, September 30, 2020	$47,959,582	$51,371	$30,208,082	$(2,873,765)	$(5,353,019)	$22,473,554	$44,506,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859
Stock based compensation			66,714				66,714
Stock issued in exercise of stock options	2,483	2	(2)				—
Stock issued in settlement of RSUs and accrued bonuses	148,723	149	379,712				379,861
Tax withholdings paid related to stock based compensation			(143,022)				(143,022)
Treasury stock repurchased	(775,287)				(1,333,578)		(1,333,578)
Foreign currency translation				149,415			149,415
Unrealized gains on investments				68,752			68,752
Net income						1,668,618	1,668,618
Balance, March 31, 2019	47,308,224	$49,859	$28,331,144	$(2,677,516)	$(3,943,063)	$24,352,195	$46,112,619
Stock based compensation			297,127				297,127
Stock issued in exercise of stock options	9,174	9	6,841				6,850
Stock issued in settlement of RSUs	148,794	149	(149)				—
Tax withholdings paid related to stock based compensation			(41,411)				(41,411)
Foreign currency translation				102,435			102,435
Unrealized gains on investments				49,495			49,495
Net income						985,504	985,504
Balance, June 30, 2019	47,466,192	$50,017	$28,593,552	$(2,525,586)	$(3,943,063)	$25,337,699	$47,512,619
Stock based compensation			(5,571)				(5,571)
Stock issued in exercise of stock options	4,836	5	2,015				2,020
Stock issued in settlement of RSUs	546	1	(1)				—
Stock issues in acquisition (note 9)	739,130	739	1,019,261				1,020,000
Tax withholdings paid related to stock based compensation			(571)				(571)
Treasury stock repurchased	(592,100)				(916,167)		(916,167)
Foreign currency translation				(91,397)			(91,397)
Unrealized losses on investments				(12,386)			(12,386)
Net income						921,748	921,748
Balance, September 30, 2019	$47,618,604	$50,762	$29,608,685	$(2,629,369)	$(4,859,230)	$26,259,447	$48,430,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(2,231,515)	$3,575,870
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	860,028	732,396
Gain on sale of fixed assets	(193,938)	(73,166)
Bad debt expense	182,179	255,943
Stock awards issued for services	351,943	358,270
Changes in operating assets and liabilities:
Accounts receivable	3,404,439	1,244,104
Income taxes receivable/payable	(404,304)	(890,523)
Inventories	714,245	1,711,446
Prepaid expenses	43,099	(586,576)
Deferred tax asset/liability	44,840	219,138
Accounts payable and accrued liabilities	(2,648,339)	855,207
Net Cash Provided by Operating Activities	122,677	7,402,109

INVESTING ACTIVITIES
Proceeds from sale of equipment	16,313	75,310
Sale of investments	1,814,070	2,476,227
Purchase of fixed assets	(1,146,400)	(3,309,191)
Payments for acquisitions, net of cash acquired	—	(4,322,722)
Net Cash Provided by (Used in) Investing Activities	683,983	(5,080,376)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(148,879)	(185,004)
Cash received in exercise of stock options	2,020	8,870
Purchase of treasury stock	—	(2,249,745)
Principal paid towards lease liability	(45,965)	(53,190)
Net Cash Used in Financing Activities	(192,824)	(2,479,069)

Effect of exchange rate changes on cash	(53,147)	(468)

NET CHANGE IN CASH	560,689	(157,804)
CASH AT BEGINNING OF PERIOD	7,358,856	10,101,932
CASH AT END OF PERIOD	$7,919,545	$9,944,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$4,946	$4,469
Income taxes	$402,510	$1,793,281
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$419,373	$379,861
Issuance of common stock - Midflow acquisition	$—	$1,020,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at September 30, 2020 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019 ("Form 10-K").  The results of operations for the three and nine month periods ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2020	December 31, 2019
Raw materials	$328,945	$—
Finished goods	9,494,074	10,517,858
Work in process	—	—
Subtotal	9,823,019	10,517,858
Reserve for obsolescence	(1,042,448)	(946,051)
Total	$8,780,571	$9,571,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020 and 2019
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	September 30, 2020	December 31, 2019
Assets classified as held for sale	791,180	—
Prepaid Inventory	659,084	1,291,577
Prepaid insurance	275,623	133,611
Vehicle trade-in credits	156,607	—
Interest receivables	64,600	80,609
Other	231,588	166,625
Total	$2,178,682	$1,672,422

In the first quarter of 2020, we completed the construction of a new office building and research and development facility in Acheson, Canada. As a result, during the second quarter of 2020 we started the process of selling our old office building in Spruce Grove, Canada. In the table above, the assets classified as held for sale as of September 30, 2020, consist of this old office building which we intend to sell within a one year period from the most recent balance sheet date. The amount shown above is recorded at cost, less accumulated depreciation.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	September 30, 2020	December 31, 2019
Employee-related payables	$792,050	$1,657,826
Warranty liabilities	98,354	166,301
Inventory-related payables	80,641	—
Acquisition liabilities	—	162,907
Other	90,470	102,357
Total	$1,061,515	$2,089,391

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 17.8 months.

The following table shows the components of financing lease cost:

Financing Lease Cost	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Amortization of right-of-use assets	$11,567	$45,064
Interest on lease liabilities	699	4,946
Total financing lease cost	$12,266	$50,010

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020 and 2019
The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2020 - remaining	$12,506
2021	40,921
2022	12,803
2023	—
2024	—
Thereafter	—
Total future minimum lease payments	$66,230
Less: Amount representing interest	2,279
Present value of future payments	$63,951
Current portion	$43,024
Long-term portion	$20,927

Because our office space leases are short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three and nine months ended September 30, 2020, we recognized $19,189 and $57,719, respectively, in short-term lease costs associated with office space leases.

NOTE 7 – STOCKHOLDERS' EQUITY

As of September 30, 2020 and December 31, 2019, the Company held 3,412,378 shares of its common stock in treasury at a total cost of $5,353,019, respectively.

As of September 30, 2020 , the Company had 275,203 restricted stock units, 252,701 performance based restricted stock units, and 934,700 stock options outstanding with $593,361 in remaining compensation expense to be recognized over the next 2.3 years.

2020 EIP and LTIP

Due to economic uncertainties including those caused by the COVID-19 pandemic, the Board of Directors of the Company (the "Board"), with the support of the Company's executives, has elected to not adopt an executive incentive plan ("EIP") or long-term incentive plan ("LTIP") for 2020. The Board and executives believe this is an appropriate short-term measure that will help to align the Company's cost structure with the current extraordinary conditions affecting the industry in which we operate.

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
For the three and nine months ended September 30, 2020 and 2019

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

On July 30, 2020 Mr. Arlen B. Crouch notified the Chairman of the Board of the Company of his decision to resign, effective August 3, 2020, from his position as a member of the Board. Mr. Crouch’s resignation did not result from any disagreements with Management or the Board. On Mr. Crouch's resignation date all of his unvested RSUs were forfeited and the related compensation expense will be recaptured. On July 30, 2020, the Board appointed Colleen Larkin Bell to serve as a director to fill the vacancy resulting from Mr. Crouch’s resignation, effective August 3, 2020. Ms. Bell will serve as Chair of the Nominating Committee and will serve on the Audit and Compensation Committees. As compensation for her service on the Board and Committee Assignments, on August 21, 2020, the board approved a grant of 92,934 RSUs. Half of the RSUs vested immediately on the date of the grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date. The awards will result in total compensation expense of $72,953 to be recognized over the vesting period.

2019 RSUs

On March 14, 2019, the Board approved a grant of 85,000 RSUs to various employees. The awards vest annually over five years and will result in a total compensation expense of $149,600 to be recognized over the vesting period.

On June 12, 2019, pursuant to the annual renewal of Director compensation, the Board approved a grant of 183,942 RSUs to Independent Directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs vested on the first anniversary of the grant date. The awards have resulted in total compensation expense of $252,000 that was recognized over the vesting period.

2020 Stock Options

On March 17, 2020 (the "March Grant Date"), the Board approved a grant of options to purchase 115,200 shares of the Company's common stock at a strike price of $0.81 to various employees (the "March 2020 Options"). The Options terminate four years from the March Grant Date and the March 2020 Options become exercisable as to one-third of the shares of common stock covered thereby on each anniversary of the March Grant Date for the next three years following the March Grant Date. The March 2020 Options will result in a total compensation expense of $40,280 to be recognized over the vesting period.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020 and 2019
On July 2, 2020 (the "July Grant Date"), upon the recommendation of the Compensation Committee, the Board approved the grant of a non-qualified stock option to purchase 100,000 shares of the Company’s common stock to each of Mr. Oviatt and Mr. Tidball under the Company’s 2014 Plan and pursuant to the standard form of Notice of Stock Option Grant and Stock Option Agreement under the plan (the “July Options”). The exercise price of the July Options is equal to the closing bid price of the Company's common stock on July 2, 2020 or $0.8439 per share. The July Options shall vest equally over a period of three years from the July Grant Date. Vesting occurs on the anniversary date of the July Grant Date, with one-third of the total shares vesting on each of the first three anniversaries of the July Grant Date. Vesting is contingent upon the executive’s continued employment with the Company on each applicable vesting date. The July Options expire on July 2, 2024. These July Options will result in a total compensation expense of $79,431 to be recognized over the vesting period.

On August 21, 2020 (the "August Grant Date"), the Board approved a grant of options to purchase 630,000 shares of the Company's common stock at a strike price of $0.785 to various employees (the "August Options"). The Options terminate four years from the August Grant Date and the August Options shall become exercisable as to one-third of the shares of common stock covered thereby on each anniversary of the August Grant Date for the next three years following the August Grant Date. The August Options will result in a total compensation expense of $233,111 to be recognized over the vesting period.

NOTE 8 – ACQUISITIONS

Millstream Energy Products
On June 18, 2019, our wholly-owned subsidiary, Profire Combustion, Inc., acquired substantially all the assets of Millstream Energy Products, LTD., a Canadian corporation ("MEP"). MEP is a privately-held Canadian company that developed a line of high-performance burners, economy burners, flame arrestor housings, secondary air control plates, and other related combustion components. MEP’s full line of products became available for sale by Profire’s existing sales team immediately after closing of the transaction. These products complement our burner-management system (BMS) product offerings and enable us to supply a larger portion of the total BMS package sale to our customers.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price of $2,219,782 was funded through existing cash. A portion of the cash purchase amount equal to $140,257 was held back for 6 months pending satisfaction of seller obligations under the purchase agreement and was paid to the seller on February 20, 2020. The seller is also entitled to receive a 4.5% annual royalty on proprietary MEP product revenue generated during the next five years period from June 18, 2019 to June 18, 2024.

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
$2,219,782

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020 and 2019
Transaction and other costs directly related to the acquisition of MEP, consisting primarily of professional fees and integration expenses, have amounted to approximately $136,811, were expensed as incurred and are included in general and administrative expenses.

Midflow Services
On August 5, 2019, we acquired all of the outstanding membership interests of Midflow Services, LLC ("Midflow"). Midflow provides packaged combustion solutions and services to the upstream and midstream oil and gas industry.

The Midflow acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price of $3,439,371 was funded through a combination of existing cash and shares of the Company's common stock. The cash portion of the purchase price includes $500,000 placed in an escrow account for 12 months pending satisfaction of certain obligations under the purchase agreement which was settled in August 2020.

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
For the three and nine months ended September 30, 2020 and 2019
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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See note 5 for the amount accrued for expected returns and warranty claims as of September 30, 2020.

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

Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Electronics	$1,406,681	$3,880,542	$5,708,436	$12,632,170
Manufactured	139,057	519,990	682,149	1,456,789
Re-Sell	1,971,542	4,851,415	7,986,792	14,920,878
Service	482,826	653,814	1,429,350	1,853,013
Total Revenue	$4,000,106	$9,905,761	$15,806,727	$30,862,850

NOTE 10 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended September 30,
	2020			2019
	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(1,057,748)	47,933,318	$(0.02)	$921,748	47,739,192	$0.02

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	730,054

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$(1,057,748)	47,933,318	$(0.02)	$921,748	48,469,246	$0.02

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020 and 2019

RSUs to obtain 527,904 shares of common stock were outstanding during the three months ended September 30, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These RSUs, which expire between March 2021 and March 2024, were still outstanding at September 30, 2020.

Stock options to purchase 244,600 shares of common stock at a weighted average price of $3.88 per share were outstanding during the three months ended September 30, 2019, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expired between November 2019 and May 2020, were still outstanding at September 30, 2019.

	For the Nine Months Ended September 30,
	2020			2019
	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(2,231,515)	47,717,114	$(0.05)	$3,575,870	47,509,357	$0.08

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	750,543

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$(2,231,515)	47,717,114	$(0.05)	$3,575,870	48,259,900	$0.07

Stock options and RSUs to purchase 666,714 shares of common stock at a weighted average price of $0.85 per share were outstanding during the nine months ended September 30, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These stock options and RSUs, which expire between March 2021 and August 2024, were still outstanding at September 30, 2020.

Stock options to purchase 244,600 shares of common stock at a weighted average price of $3.88 per share were outstanding during the nine months ended September 30, 2019, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expired between November 2019 and May 2020, were still outstanding at September 30, 2019.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020 and 2019
NOTE 11 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Sales	2020	2019	2020	2019
Canada	$755,701	$1,890,592	$2,365,118	$3,883,010
United States	3,244,405	8,015,169	13,441,609	26,979,840
Total Consolidated	$4,000,106	$9,905,761	$15,806,727	$30,862,850

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Profit (Loss)	2020	2019	2020	2019
Canada	$(473,395)	$(242,182)	$(1,059,627)	$(1,171,424)
United States	(584,353)	1,163,930	(1,171,888)	4,747,294
Total Consolidated	$(1,057,748)	$921,748	$(2,231,515)	$3,575,870

			As of
Long-Lived Assets			September 30, 2020	December 31, 2019
Canada			$5,733,180	$6,068,061
United States			16,781,358	18,080,075
Total Consolidated			$22,514,538	$24,148,136

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company Management reviewed all material events through the date this report was issued and there were no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three and nine-month periods ended September 30, 2020 and 2019. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2019.

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

Oil and gas producers utilize burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with changing industry regulations.  Without a burner-management system, an employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without burner-management systems, all application monitoring is done directly on-site. Such on-site monitoring can result in the interruption of production for longer periods of time, increased risks associated with reigniting a flame, which can lead to burns and explosions, and the possibility of raw gas being vented into the atmosphere when the flame fails. In addition, without a burner-management system, burners often run longer, incurring significant fuel costs. We believe there is a growing trend in the oil and gas industry toward enhanced control, process automation, and data logging, largely for improved efficiency and operational cost savings, and partly for potential regulatory-satisfaction purposes. Our burner-management systems are designed to be always on standby to make sure the burner flame is lit and managed properly, which can reduce how often a burner is running and may reduce fuel costs. We continue to assess compliance-interest in the industry, and we believe that enhanced burner-management products and services can help our customers be compliant with such regulatory requirements, where applicable. In addition to selling products, we train and dispatch service technicians to service burner flame installations throughout the United States and Canada.

We initially developed our first burner-management system in 2005. Since then, we have released several iterations of our initial burner-management system, increasing features and capabilities, while maintaining compliance with North American standards, including Canadian Standards Association (CSA), Underwriters Laboratories (UL), and Safety Integrity Level (SIL) standards.

Our burner-management systems have become widely used throughout the United States and Western Canada. We have sold our burner-management systems to many large energy companies, including Chevron, EQT, Antero, Concho Resources, ConocoPhillips, Devon, Encana, XTO, CNRL, Shell, OXY, and others. Our systems have also been sold or installed in other parts of the world, including many countries in Europe, South America, Africa, the Middle East and Asia. We are established in the North American oil and gas markets, which is our primary focus currently, but we are working to expand further into other international markets.

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

Our latest BMS solution, the PF2200, was built to address what we recognized as the area of burner management most in need of innovation: the user experience. The PF2200 is designed to optimize installation, commissioning, troubleshooting and daily operation. This focus on the user will optimize the time required on-site for both installation and operator training. With the user-focused design being combined with an expanded feature set, the PF2200 becomes a very powerful tool to reduce downtime and lessen the burden on producers in a wide variety of applications, ranging from dual-burner to forced draft, to a variety of waste-gas destruction applications.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Total Revenues	$4,000,106	$4,359,479	$7,447,142	$8,118,463	$9,905,761
Gross Profit Percentage	38.0%	47.9%	42.5%	42.0%	52.2%
Operating Expenses	$2,849,921	$3,164,318	$3,829,736	$4,518,825	$4,027,844
Net Income (Loss)	$(1,057,748)	$(808,503)	$(365,264)	$(1,554,378)	$921,748
Operating Cash Flow	$(724,342)	$575,941	$271,078	$311,093	$2,094,454

Revenues for the quarter ended September 30, 2020 decreased by 60% or $5,905,655 compared to the quarter ended September 30, 2019, which was mostly driven by macro industry changes over that same period. The average oil price during the three months ended September 30, 2020 was only $40.89 per barrel compared to $56.34 per barrel for the same period of last year, representing a decrease of 27.4%. The third quarter of 2020 weekly average rig count for North America was 287 compared to 1,024 in the same period of last year, which represents a decrease of 62%. The historic fall in oil prices which accelerated toward the end of March 2020, continued into the third quarter of 2020 due to a flood of supply from Russia and Saudi Arabia and a dramatic drop in global demand due to the COVID-19 pandemic. On April 20, 2020, short-term futures contracts for oil reflected negative oil prices for the first time in history. Although oil prices improved slightly in the third quarter of 2020, the operating environment was still characterized by uncertainty surrounding economic recovery from the COVID-19 pandemic and geopolitical factors which caused a continued strain in oil supply and demand dynamics. It is uncertain when oil prices will return to levels consistent with the third quarter of 2019. As a result of these extraordinary macro pressures and uncertainties, exploration and production companies have pulled back even further on capital expenditure budgets or cancelled planned spending all together. Until our customers return to more normal capital expenditure levels, our business is likely to continue to be adversely affected.

Our gross profit margin for the third quarter of 2020 was down from the same quarter of last year and is below our normally expected range for a typical quarter. The gross margin percentage normally fluctuates each quarter due to changes in product mix and product related reserves, which contributed to the change in the decline in gross profit margin for the third quarter of 2020. In addition, the significant decrease in revenue for the third quarter of 2020 compared to the same quarter last year also caused the fixed cost portion of cost of goods and services to push the product margin lower than historic levels. During the second and third quarters of 2020 we took actions to reduce costs and adjust the cost structure of the Company to reduce the fixed cost burden on gross margin. In the current economic environment, we intend to continue to evaluate the Company's cost structure in an effort to improve profit margins in future periods.

Operating expenses decreased $1,177,923 from the same quarter of last year, which reflected a focus on cost control measures as we navigate the uncertainty caused by the COVID-19 pandemic and the resulting oil market supply and demand imbalance. We have been focused on reducing labor costs, travel costs and other non-essential expenditures in this current environment.

Due to the significantly lower revenues discussed above, we reported a net loss of $1,057,748 for the quarter ended September 30, 2020 compared to net income of $921,748 for the same quarter in 2019.

Operating cash flows decreased significantly during the third quarter of 2020 compared to the third quarter of 2019, due to the 60% drop in revenue. This decrease was primarily due to extraordinary industry and global economic crisis conditions that persisted throughout the second and third quarters of 2020.

Comparison of the nine months ended September 30, 2020 and 2019

The table below presents certain financial data comparing the nine months ended September 30, 2020 to the same period ended September 30, 2019:

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Total Revenues	$15,806,727	$30,862,850	$(15,056,123)	(48.8)%
Gross Profit Percentage	42.8%	52.2%		(9.4)%
Operating Expenses	$9,843,975	$11,845,134	$(2,001,159)	(16.9)%
Net Income (Loss)	$(2,231,515)	$3,575,870	$(5,807,385)	(162.4)%
Operating Cash Flow	$122,677	$7,402,109	$(7,279,432)	(98.3)%

Revenues during the nine-month period ended September 30, 2020 compared to the same period last year declined 48.8% which was largely due to a 33.3% drop in the average oil price over the same time frame resulting from the global COVID-19 pandemic and the corresponding reduction in spending by our customers. Operating expenses declined 16.9% during the nine-month period ended September 30, 2020 compared to the same period in 2019 due to our focus on cost reduction and control measures in 2020. As a result of revenue and operating cost changes, we reported a net loss of $2,231,515 for the nine months ended September 30, 2020, compared to net income of $3,575,870 for the same period in 2019. Our gross profit percentage declined by 9.4% during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to changes in product mix, direct labor cost increases, inventory adjustments and the fixed burden within cost of goods and services.

Liquidity and Capital Resources

Working capital at September 30, 2020 was $22,496,727, compared to $22,914,845 at December 31, 2019.

We acquired land for a new office building and research and development facility in Canada in June 2018 and completed construction of the facility in March 2020. Excluding the cost of the land, the total cost of the building was approximately $4,600,000 USD. As of September 30, 2020, only minimal costs remained related to final landscaping.

Our liquidity position is impacted by operating, investing and financing activities. During the nine months ended September 30, 2020, we generated $122,677 of positive cash flow from operating activities, primarily due to cash received from customer sales, partially offset by cash outflows for accounts payable and accrued liabilities. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the nine months ended September 30, 2020, we generated $683,983 of positive cash flow from investing activities, primarily due to investment sales, partially offset by costs incurred for the construction of the new office building in Canada. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the nine months ended September 30, 2020, we used $192,824 of cash in financing activities, primarily related to equity awards issued to management. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock. The global COVID-19 pandemic has impacted our business in 2020 and as a result, we have focused on cost control measures as we navigate the uncertainty caused by the pandemic and the resulting oil market supply and demand imbalance. We have focused on decreasing operating, investing and financing costs. We have reduced labor costs, travel and other non-essential expenditures in this current environment. We have also completed the construction of the new office building in Canada, and as a result we expect fewer costs related to investing activities in the near future. Thus far in 2020, we have not purchased any treasury stock in order to reduce costs related to financing activities. The extent to which the global COVID-19 pandemic will continue to affect our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of September 30, 2020, we hold $17,209,692 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above. See also Item 1A.  Risk Factors for further discussion on the impact of COVID-19 on our business.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC member countries, including those taken along with other oil exporting nations, have a significant impact on global oil supply and pricing. In March 2020, members of OPEC and ten other oil producing countries (“OPEC+”) met to discuss how to respond to the potential market effects of the global COVID-19 pandemic. The meeting ended on March 6, 2020, as Saudi Arabia failed to convince Russia to reduce production to offset falling demand due to slowing economic activity resulting from the global COVID-19 pandemic. In response to Russia’s refusal to accept the production cut, Saudi Arabia announced an immediate reduction in its export prices and Russia announced that all previously agreed oil production cuts would expire on April 1, 2020. These actions flooded the global market with an oversupply of crude oil, and led to an immediate and steep decrease in global oil prices. In early April 2020, in response to significantly depressed global oil prices, 23 countries, led by Saudi Arabia, Russia and the United States, committed to implement reductions in world oil production. In June 2020, the first phase of production cuts that were put in place in April, were extended through July 31, 2020. In July OPEC agreed to further production cuts through the end of 2020.

There can be no assurance that the production cuts will stabilize oil prices or that they will be maintained, and recent indications suggest that oil prices will be largely unaffected. The global COVID-19 pandemic has destroyed global oil demand to an unprecedented degree, and despite the concerted action to reduce global production, the relative magnitude of the production cuts as compared to the degree of demand destruction may be wholly insufficient to mitigate or even impact the over-supplied oil market. Further, there is a lack of transparency regarding production volumes among oil-producing nations, and there are limited enforcement mechanisms for real or perceived violations of the production cuts. In connection with past production cuts, OPEC has, at times, failed to enforce its own production limits on violating members, with no official mechanism for punishing member countries that do not comply. There can be no assurance that OPEC and non-OPEC member countries will abide by the quotas or that OPEC will enforce the quotas. Additionally, certain other countries with free-market economies that agreed to reduce production, are unable to impose mandatory production cuts on non-OPEC oil producers operating in their countries, but instead expect to realize a decrease in production through market forces, as companies tend to cut production voluntarily when prices drop. For such countries, there can be no assurance that oil producers will react in the desired manner or that the market will behave as expected. Uncertainty regarding the effectiveness and enforcement of the production cuts is likely to lead to increased volatility in the supply and demand of oil and the price of oil, all of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

On April 24, 2020, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have an initial period of 180 calendar days to regain compliance. However, given the extraordinary market conditions in the financial markets, Nasdaq tolled the compliance period for the bid price requirement through June 30, 2020. The compliance period resumed on July 1, 2020 and we will have 180 calendar days, or until December 28, 2020 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide us with written notification of compliance with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G).

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

PROFIRE ENERGY, INC.

Date:	November 9, 2020	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	November 9, 2020	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer