Form 10-K
period 2020-12-31
PROFIRE ENERGY INC
filed 2021-03-10
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __December 31, 2020___
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold as of the last business day of our most recently completed second fiscal quarter was approximately $31,234,204.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PFIE	NASDAQ

As of March 8, 2021, the registrant had 51,423,007 shares of common stock, par value $0.001, issued and 48,010,629 shares outstanding.

Documents Incorporated by Reference:  Portions of the Profire Energy, Inc. Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on Managements' beliefs and assumptions and on information currently available to Management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Without limiting the foregoing, words such as “may,” “should,” “expect,” “project,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “budget,” “forecast,” “predict,” “potential,” “continue,” “should,” “could,” “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the oil and gas industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of our contracts with customers, suppliers or other parties; sufficiency of working capital, capital resources and liquidity; conflicts of interest between our significant investors and our other stakeholders; volatility of our operating results and share price and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A. Risk Factors, included elsewhere in this report.

Forward-looking statements are based on our assessment of current industry, financial and economic information, all of which are dynamic factors subject to rapid and abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all our forward-looking statements by these cautionary statements.

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

PART I

Item 1. Business

Overview

We are a technology company providing solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances while mitigating potential environmental impacts related to the operation of these devices. Our legacy business is primarily focused in the upstream, midstream, and downstream transmission segments of the oil and gas industry; however, we have commenced identifying applications in other industries where we believe our solutions will be applicable as we expand our addressable market over time. We specialize in the engineering and design of burner and combustion management systems and solutions used on a variety of natural and forced draft applications. We sell our products and services primarily throughout North America. Our experienced team of sales and service professionals are strategically positioned across the United States and Canada providing support and service for our products.

Principal Products and Services

Across the energy industry, there are numerous demands for heat generation and control. Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat as part of their production and or processing functions. This heat is generated through the process of combustion, which must be controlled, managed, and supervised. Combustion and the resulting generation of heat are integral to the process of separating, treating, storing, incinerating, and transporting oil and gas. Factors such as specific gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the need for heat generation in oil and gas production and processing applications. Our burner-management systems ignite, monitor, and manage pilot and burner systems that are utilized in this process. Our technology affords remote operation, reducing the need for employee interaction with the appliance's burner for the purposes such as re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce emissions by efficiently reigniting a failed flame, thereby improving efficiencies and up-time. Our extensive service and combustion experience provides customers with solutions that are consistent with industry trends and regulatory requirements to mitigate environmental impacts and reduce emissions through increased efficiency.

Oil and gas companies, including upstream, midstream, downstream, pipeline, and gathering operators, utilize burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with industry regulations. Without a burner-management system, a field employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without a proper burner-management system, all application monitoring must be accomplished in-person, directly on-site. This requirement for on-site monitoring, in an environment with limited field personnel, can result in the potential interruption of production for long periods of time and increased risks associated with reigniting a flame, which can lead to site hazards, including explosions and the possibility of venting gas into the atmosphere. In addition, without a burner -management system, burners often operate for longer durations, frequently with lower efficiency, resulting in increased equipment fatigue and greater expense related to fuel consumption. We continue to assess regulatory requirements on behalf of our customers. We believe that burner-management systems and services offer solutions for customers to meet compliance standards where applicable. In addition to product sales, we dispatch specialized service technicians to provide maintenance and installation support throughout the United States and Canada.

We initially developed our first burner-management controller in 2005. Since that time, our systems have become widely adopted throughout the United States and Western Canada. Profire burner-management systems have been designed to comply with widely accepted safety and industrial codes and standards in North America, including those proscribed and certified by the Canadian Standards Association (CSA), Underwriters Laboratories (UL), and Safety Integrity Level (SIL) standards.

Our systems and solutions have been widely adopted by exploration and production companies (E&P), midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include, EQT, Antero, Chevron, Concho Resources, Devon Energy, XTO, CNRL, Cenovus, Hess, Pioneer Natural Resources, Williams, Dominion, ATCO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in international markets and the broader combustion industries.

Environmental, Social and Governance Focus

As guiding principles and core to our strategy, our products and solutions are developed with a focus on safety, environmental impacts, reliability and efficiency. Protecting human life, protecting the environment, and protecting our customers’ investments are key guiding principles. Our products play a key role in supporting our customers’ existing and future initiatives regarding improving workplace safety and environmental impacts.

Our burner-management technology is designed to monitor, operate, and manage a wide array of complex industrial heat-applications. Providing our customers with safety-approved and certified technology, purposefully designed and built to meet regulatory requirements and process needs, is a critical component of our customers’ safety protocols and initiatives.

Proper burner and combustion management control, coupled with peripheral solutions, increase site and location safety while reducing emissions. Profire technology and solutions are integrated into a variety of applications to significantly reduce the release of methane and volatile organic compounds into the environment.

Profire burner-management controls and complementary solutions provide users with the ability to monitor field equipment remotely. This reduces truck rolls and the need for field personnel to travel to and manually inspect burner malfunctions in remote sites and locations. Our automated solutions help our customers improve safety, reduce emissions, and decrease operating costs.

Operator safety is at the heart of burner-management solution technology. The use of these systems helps our customers increase the likelihood that their employees return home safe each day. Adding greater physical distance between humans and the combustion process, as well as ensuring gas supplies are properly shutoff when no flame is present, are two of the critical elements of how our burner-management solutions help protect human life.

Principal Markets and Distribution Methods

Our principal market is the oil and gas industry of the United States and Western Canada, specifically, the Permian, Marcellus, Bakken, STACK, SCOOP and Eagle Ford US basins as well as the Duvernay and Montney and other formations located in Canada. We place a strong emphasis on developing and fostering direct relationships with end users on many fronts including environmental, health and safety, automation, engineering, and field operations leaders and team members.

Due to the nature of our legacy business, we collaborate with and sell to many Original Equipment Manufacturers (OEMs) who manufacture production, processing, and heating equipment as well as other strategic partners that deliver Instrumentation and Electrical (I&E) services in the industry. These channels provide us with a relatively easy-to-scale augmentation to our sales and service teams.

Although our primary focus is on serving the oil and gas industry, we continue to look for expansion opportunities and development projects to diversify our product and market footprint in other industries. Some industries of focus may include power generation, agriculture, construction and infrastructure, mining, biogas, and soil reclamation.

Competition

Profire has several competitors including ACL, Combustex, SureFire and Platinum. These companies offer similar products and services to Profire, but at a smaller scale. While price is a significant method of competition within the oil and gas industry, we believe the most important competitive factors are performance, quality, reliability, durability, and product support and service expertise. We believe a quality-focused approach will support us in remaining competitive.

As we continue to develop products and capabilities, we have begun to compete with companies such as Honeywell Thermal, Emerson, and Siemens in connection with larger, more complex applications. As we continue to expand outside of traditional oil and gas markets, we expect this competition to intensify.

Sources and Availability of Raw Materials

We operate under release date purchase orders with the majority of our suppliers, including our international based supply chain. This allows for our procurement team to work closely with our suppliers to navigate market fluctuations and the changing needs of our customers. In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components needed for our systems. However, as industry activity levels fluctuate and global economic pressures change, there could be greater upward pressure on the prices of system components.

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

We utilize third-party contract manufacturers, including Logican Technologies, to assemble our burner-management system controllers, along with other proprietary products. We believe this has provided us with improved manufacturing efficiencies. Additionally, the use of third-party fabricators enables us to concentrate our capital on liquidity maintenance, research and development projects, and other strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturers are able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system. Using specialty equipment and processes provided by us, our control systems are tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing and ensure the programming for each system is ready for the anticipated environment of the customer. Shipments to us from our manufacturers are usually limited to a few hundred units at a time, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire manufacturing process is typically completed within 90 to 120 days of the manufacturer receiving our purchase order.

Our burner-management system manufacturers are located in Alberta, Canada. We have implemented a redundancy strategy which includes multiple contract manufacturers and sufficient inventory reserves to meet fluctuations in demand as well as disaster recovery.

We also believe we have adequate alternative manufacturing sources available if we lose the services of our current manufacturers. While such a loss might result in a temporary short-term disruption, we do not expect it would result in a materially adverse impact on our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time. We periodically evaluate alternative manufacturing options to ensure our current fabricators are competitive in price, manufacturing quality and fulfillment speed, and to ensure we have the ability to scale our production levels based on customer demand and market conditions.

Dependence upon Major Customers

During the fiscal years ended December 31, 2020 and December 31, 2019, no single customer accounted for more than 10% of our total revenues. Nonetheless, the loss of a major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Patents, Trademarks and Other Intellectual Property

We have filed or acquired several patent applications for various product innovations. We intend to continue to assess the strategic and financial value of each potential patent as we develop various intellectual properties.

While the remaining patents and patent applications as a group are important, we do not consider any patent or applications to be of such importance that the loss or expiration thereof would have a material adverse effect on our business.

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certifications/ratings for our combustion-management systems before they are released to the market. We have received the appropriate certifications including CSA, Intertek and UL certifications for our burner-management systems.

Although sales of our products and services have not been dependent on industry regulations, we believe industry regulations have enhanced our sales environment in certain geographies. We believe that increased regulation in the areas of lower emissions and higher safety standards for our customers—especially when coupled with consistent enforcement—may influence potential customers to purchase our products or services and could even increase quantities purchased by existing customers.

Effects of Existing or Probable Governmental Regulation on our Business

We believe that our products and services can help our customers achieve and maintain regulatory compliance and in some instances, exceed industry standards, regarding emissions, safe burner ignition methods, data logging, or other safety or environmental compliance requirements or standards that may impact our customers and markets. Examples of such regulations include:

•B149.3-10, which has evolved in recent years and is effective for Alberta, governs the safety precautions that must be met concerning the ignition of the pilot and the main burner in Alberta. It requires a programmable control to be used, if the controller complies with certain certification requirements promulgated by the CSA.
•Regulation 7 of the Air Quality Control Commission regulations in Colorado requires that combustion devices be equipped with an auto-igniter which will automatically attempt to relight the pilot flame in the combustion chamber of a control device. The auto-igniter requirement is to reduce the risk of volatile organic compound emissions.
•R307-503, as passed by the Utah Department of Air Quality, mandates that all open and enclosed flares have an auto-igniter designed to automatically attempt to relight the pilot flame of a flare in order to combust volatile organic compound emissions. The rule cover Utah's two largest oil- and gas-producing counties.
•Order 25417, in North Dakota requires producers to condition crude oil before transportation and prove oil temperature is above 110 degrees Fahrenheit, to burn off toxic gases from the oil.

Our burner-management systems help companies comply with with the aforementioned regulations and other clean air and emissions reduction initiatives and requirements. On behalf of our customers, we monitor regulatory requirements that impact their businesses and industries. We have assigned sales and service professionals to specific geographic areas to ensure we have a strong presence in the States and Provinces with specific safety and emissions regulations.

We are focused on providing products and services that exceed existing regulatory and industry safety standards. We believe demand for our products may increase as regulators and our customers continue to tighten safety and efficiency standards in the industry and as our customers demand technological solutions. In addition to satisfying regulatory and safety requirements, we believe our customers continue to recognize the operational efficiencies that can be realized through the use of our burner-management systems and related products. However, significant changes in the regulatory environment could materially impact our results of operations and financial condition in either positive or negative ways depending on the nature of the change.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the fiscal years ended December 31, 2020 and December 31, 2019, we spent $1,299,103 and $1,933,112, respectively, on research and development programs.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently existing in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.

During the fiscal years ended December 31, 2020 and December 31, 2019, respectively, we did not incur material direct costs to comply with applicable environmental laws. There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Corporate Structure

We were incorporated on May 5, 2003 in the State of Nevada. We have four wholly-owned subsidiaries: Profire Combustion, Inc., an Alberta, Canada corporation, Alberta, Canada, an Alberta, Canada corporation, Profire Holdings, LLC, a Utah limited liability company, and Midflow Services, an Ohio limited liability company.

Employees

As of December 31, 2020, we had a total of 88 employees, 82 of whom were full-time employees.

Executive Officers of the Registrant

Name	Age	Positions Held
Brenton W. Hatch	70	Executive Chairman (2020 to present)
		Chief Executive Officer and President (2008-2020)
Ryan Oviatt	47	Co-Chief Executive Officer and Co-President (2020 to present)
		Chief Financial Officer (2015 to present)
Cameron Tidball	44	Co-Chief Executive Officer and Co-President (2020 to present)
		Chief Business Development Officer (2018-2020)
Jay Fugal	37	Vice President of Operations (2018 to present)

Patrick Fisher	43	Vice President of Product Development (2019 to present)

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

Risks Relating to Our Business

The global COVID-19 pandemic has and will likely continue to adversely affect us, and it could have a material adverse impact on our business, financial condition, liquidity, results of operations and prospects.

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

Some impacts of the global COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity and results of operations, include:

• significantly reduced prices for oil production, resulting from a world-wide decrease in demand and a resulting oversupply of existing production;

• further decreases in the demand for oil production, resulting from significantly decreased levels of global, regional and local travel as a result of federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of the virus;

• increased likelihood that our customers will reduce capital expenditures due to reduced oil prices, decreases in demand for oil production and other factors that could curtail production;

• increased potential that our customers may seek to invoke force majeure provisions as a result of significantly adverse market conditions to avoid the performance of contractual obligations;

• increased costs and staffing requirements related to facility modifications, social distancing measures or other best practices implemented in connection with federal, state or local government, and voluntarily imposed quarantines or other regulations or guidelines concerning physical gatherings; and

• increased legal and operational costs related to compliance with significant changes in federal, state, and local laws and regulations.

To the extent the global COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, financial condition, liquidity, results of operations and prospects it may also have the effect of increasing the likelihood and/or magnitude of other risks described above.

Oil Prices could continue to be volatile due to the COVID-19 Pandemic and other factors.

Oil prices can have significant impact on the demand for our products. The global COVID-19 pandemic negatively impacted global oil demand to an unprecedented degree. Although oil prices have recovered significantly and reached pre-pandemic levels in February 2021, future oil prices remain highly uncertain due to the COVID-19 pandemic and other factors. Efforts to reduce global oil production may not be successful, and the oil market could continue to be oversupplied. Uncertainty regarding the supply and demand for oil is likely to lead to increased volatility in the price of oil, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Changes in the level of capital-spending by our customers could materially and adversely impact our business and financial condition.

Our principal customers are oil and natural gas exploration and production companies that operate in the upstream and midstream space and the original equipment manufacturers, or OEM’s, that supply the exploration and production companies with burner related equipment. Thus, the results of our operations and financial condition depend on the level of capital spending by our customers. The energy industry's level of capital spending is significantly influenced by the prevailing commodity prices of natural gas and crude oil because the amount of crude oil and natural gas that our customers can economically produce also depends on the prevailing prices for those commodities. Volatility in commodity prices may make our customers reluctant to invest in the oil and gas industry where our products would be used.  Although our products may enhance the operational efficiency of producing wells, a prolonged or substantial downturn in market price could lead to reductions or delays in the capital spending of our customers and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

The energy industry’s level of capital spending may also be affected by government regulations or other efforts designed to mitigate climate change or reduce greenhouse gas emissions. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer and customer use of substitutes to oil and gas may result in increased costs and lower profits for our customers, and reduced demand for their products. These factors may also cause our customers to allocate more capital spending to other areas or other types of energy production.

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

•the cost of producing oil and gas;

•the price and availability of alternative fuels and energy sources;
•Increasing attention and expectations relating to climate change and reduction of greenhouse gas emissions;

•merger and divestiture activity among oil and gas producers; and

•governmental regulations, including those related to climate change.

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

Furthermore, our operations are affected by local, provincial, state, federal, and foreign laws and other regulations relating to oil, gas and electric standards. Such standards can be related to safety, environmental protection, or other regulatory dimensions for the oil and gas industry.  Less stringent standards could adversely impact our business and financial conditions.

Increased legislation, regulation and other government actions related to climate change and greenhouse gas emissions could also increase costs for our customers and reduce demand for their products, which could cause a reduction in demand for our products and adversely affect our business and financial condition.

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

•adverse tax consequences;

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

Our assets and operations could be adversely affected by natural phenomena, such as tornadoes, hurricanes, earthquakes, wildfire, floods, and landslides. A significant disruption in our operations or the operations of our customers due to weather or other natural phenomena could adversely affect our business and financial condition.

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

We purchase equipment provided by a limited number of manufacturers.  During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment.  There are a limited number of suppliers for certain materials used in burner management systems, our largest product line.  Although these materials are generally available, supply disruptions may occur due to factors beyond our control.  Such disruptions, delayed deliveries, and higher prices could limit our ability to meet our customers' needs, or could increase the related costs, thus possibly reducing our revenues and profits.

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

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection with respect to our proprietary technology and products.   In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the same, especially in jurisdictions in which we hope to secure protection, may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind actual discoveries, and patent applications, in the United States and other jurisdictions. As a result, such discoveries are typically not published until 18 months after filing, or in some cases not at all. Therefore, we may not have been the first to make the inventions claimed in our patents or pending patent applications, or we may not have been the first to file for patent protection of such inventions.

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

Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our products, and to use our proprietary technologies without infringing, misappropriating, or otherwise violating the proprietary rights or intellectual property of third parties. While we are not aware of any issued or pending patent applications that could restrict our ability to operate, we may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third party's intellectual property rights, we may be temporarily or permanently prohibited from commercializing our products that are held to be infringing. We might, if possible, also be forced to redesign our products so that we no longer infringe the third-party intellectual property rights, or we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and we could be required to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business.

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities.  Such litigation or proceedings could substantially decrease our operating profits and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. As a result of their substantially greater financial resources, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property-related proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

The market price of our common stock has been volatile and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

As of December 31, 2020, our executive officers, directors, and certain beneficial owners owned approximately 33% of our common stock. As a result, our insiders have sufficient voting power to significantly influence the outcome of many matters requiring stockholder approval. These matters may include:
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

As part of our growth strategy, we may desire to raise capital, issue stock to employees pursuant to our 2014 Equity Incentive Plan or utilize our common stock to effect strategic business transactions. If we issue equity securities in connection with any of these actions, such issuance will result in dilution to our existing stockholders.

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal control over financial reporting and to disclose any changes in internal control over financial reporting. In Item 9A of this report, we disclose that with respect to the standards of Section 404 of the Sarbanes-Oxley Act of 2002, the internal controls-standard to which we are subject, we concluded that our internal control over financial reporting was effective as of December 31, 2020. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we concluded that our internal controls over financial reporting were effective as of December 31, 2020, we have identified and reported material weaknesses in prior periods, and we cannot be certain that our internal control practices will ensure that we will have or maintain adequate internal control over our financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations.

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
On April 24, 2020, we received written notice from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the closing bid price for our common stock closed below $1.00 per share for the previous 30 consecutive business days. We did not regain compliance during the initial compliance period, as extended by Nasdaq due to conditions related to the COVID-19 pandemic, which ended on December 28, 2020, and we requested an additional 180 calendar day period to regain compliance with the Minimum Bid Price Requirement. On January 27, 2021, Nasdaq notified us that we had regained compliance with the Minimum Bid Price Requirement and the matter was now closed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table lists the location and description of each of our facilities, the current lease expiration date (when applicable), and the facility's principal use, and approximate square footage:

Location	Lease Expiration	Use	Square Footage
Lindon, Utah	Owned	Corporate HQ & Warehouse Assembly	50,500
Spruce Grove, Alberta	Owned	Office & Warehouse Assembly	16,000
Acheson, Alberta	Owned	Office & Warehouse Assembly	25,500
Greeley, Colorado	Owned	Office & Warehouse Storage	2,750
Victoria, Texas	July 21, 2021	Office & Warehouse Assembly	3,250
Homer City, Pennsylvania	May 10, 2022	Office & Warehouse Storage	2,100
Millersburg, Ohio	Month-to-Month	Office & Warehouse Assembly	1,600

On November 27, 2020, we sold one of the bays from our old office building located in Spruce Grove, Alberta. The remaining three bays were subsequently sold on January 22, 2021. See "Recent Developments" for further details.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of December 31, 2020, Management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject that we believe could have a material impact on our operations or financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Registrant's Common Equity and Holders

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "PFIE." As of March 8, 2021, there were approximately 81 shareholders of record for our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks, or other fiduciaries.

Dividends

The Company has not declared or paid any dividends in the past two years and does not intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below displays information relating to equity compensation:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,442,823	$0.52	628,891
Equity compensation plans not approved by security holders	—	—	—
Total	1,442,823	$0.52	628,891

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

Recent Developments

On November 27, 2020, we sold one of the bays from our old office building located in Spruce Grove, Canada. The remaining three bays were subsequently sold on January 22, 2021. We received overall cash proceeds from these two sales of $1,154,714 CAD which resulted in a gain on the sale of this building. Due to the timing of these two sales transactions, a gain on the sale of the first bay was recorded in our 2020 results and a gain from the sale of the remaining three bays was recorded in January 2021.

Results of Operations

Revenues, Cost of Goods Sold, and Gross Profit

The table below presents information regarding revenues, cost of goods sold, and gross profit.

	For the Year Ended December 31, 2020	% of Revenue	For the Year Ended December 31, 2019	% of Revenue	$ Change	% Change
Total Revenues	21,458,609	100%	38,981,313	100%	$(17,522,704)	(45)%
Total Cost of Goods Sold	11,932,408	56%	19,452,954	50%	$(7,520,546)	(39)%
Gross Profit	9,526,201	44%	19,528,359	50%	$(10,002,158)	(51)%

Total revenues decreased by 45% which was primarily driven by macro industry changes associated with the COVID-19 pandemic during 2020. The average oil price in 2020 was $39.16 per barrel compared to $56.99 per barrel in 2019, representing a decrease of 31.3%. The 2020 weekly average onshore rig count for North America was 505 compared to 1,052 in 2019. As a result of these macro trends, we believe many exploration and production companies pulled back on capital expenditure budgets or deferred planned spending. We continue to focus our resources in geographic areas that we believe have the greatest potential for improved revenues and return on investment. However, continued volatility in commodity prices, or weak oil prices during 2021, could cause our customers to reduce operating and capital expenditures even more, which would adversely affect our revenues.

Total cost of goods sold decreased due to the decrease in revenues. As a percentage of revenue, cost of goods sold increased during 2020 due to the fixed portion of cost of goods and services being higher as a percentage of revenue given the drop in sales volume during the year. We continue to work with our suppliers to control our inventory costs, which has the largest impact on margin. As a result of these changes, total gross profit decreased by $10,002,158 during 2020 compared to 2019. As a percentage of revenues, total gross profit decreased due to factors described above.

Operating Expenses

The table below presents information on operating expenses:

	For the Year Ended December 31, 2020	% of Revenue	For the Year Ended December 31, 2019	% of Revenue	$ Change	% Change
General and administrative expenses	10,641,122	50%	13,454,195	35%	$(2,813,073)	(21)%
Research and development	1,299,103	6%	1,933,112	5%	$(634,009)	(33)%
Depreciation and amortization expense (inclusive of amounts in COGS)	1,163,722	5%	1,464,844	4%	$(301,122)	(21)%

General and administrative expenses decreased by $2,813,073 or 21% during 2020 compared to 2019 but increased as a percentage of revenue because revenues decreased 45% during the same period. Throughout 2020 we took actions to reduce expenses and adjust our cost structure to reduce the fixed cost burden on our business. These efforts contributed to the decrease in general and administrative expenses during the year. In the current environment, we continue to evaluate our cost structure in an effort to manage costs closely and improve profitability.

Research and development expenses decreased by $634,009 or 33% during 2020 compared to 2019 and increased slightly as a percentage of revenue. We continue to prioritize research and development projects to ensure that we remain a leader in technology and automation in the oil and gas industry. We intend to continue our research and development efforts during 2021 in order to further expand, diversify and enhance our product offerings.

Depreciation and amortization expense (inclusive of amounts in COGS) decreased by $301,122 or 21% in 2020 compared to 2019 primarily due to an asset impairment we recorded during 2019 with respect to one of our patents relating to chemical management systems. As a result of deterioration in market conditions related to chemical management systems during 2019, we determined that the patent was impaired and recorded an impairment of $417,777, which represented the excess of the carrying value of this patent over its estimated fair value. Refer to Note 4 and Note 5 of the financial statements included in this report for further details on property and equipment, depreciation expense, intangible assets and amortization expense.

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

We acquired land for a new office building and research and development facility in Canada in June of 2018. In the first quarter of 2020, we completed the construction of this new building in Acheson, Canada. Excluding the cost of the land, the total cost of the building was approximately $4,600,000 USD. Since our new building was completed during the year, we sold our old office building in Canada as described in Recent Developments above.

The table below presents information on cash and investments:

	December 31, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	9,148,312	7,358,856	$1,789,456	24%
Short-term investments	2,388,601	1,222,053	$1,166,548	95%
Short-term investments - other	—	2,600,000	$(2,600,000)	(100)%
Long-term investments	6,064,294	7,399,963	$(1,335,669)	(18)%
Total	17,601,207	18,580,872	(979,665)	(5)%

The Company invests its available cash in investment grade securities. All of the investments either mature within one year or can be sold quickly in response to liquidity needs, if necessary.

The table below presents information regarding cash flows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	$ Change	% Change
Net Cash Provided by Operating Activities	$264,400	$7,713,202	$(7,448,802)	(97)%
Net Cash Provided by (Used in) Investing Activities	$1,766,664	$(7,437,441)	$9,204,105	124%
Net Cash Used in Financing Activities	$(210,435)	$(3,050,303)	$2,839,868	93%
Effect of exchange rate on Cash	$(31,173)	$31,466	$(62,639)	(199)%
Net Increase (Decrease) in Cash	$1,789,456	$(2,743,076)	$4,532,532	165%

Our liquidity position is impacted by operating, investing and financing activities. During the year ended December 31, 2020, we generated $264,400 of positive cash flow from operating activities, primarily due to cash received from customer sales and cash held from slower purchasing of inventory during the year, partially offset by cash outflows for accounts payable and accrued liabilities. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the year ended December 31, 2020, we generated $1,766,664 of positive cash flow from investing activities, primarily due to investment sales, partially offset by costs incurred for the construction of the new office building in Canada and purchases of other fixed assets. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the year ended December 31, 2020, we used $210,435 of cash in financing activities, primarily related to equity awards issued to management. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock.

The global COVID-19 pandemic has impacted our business in 2020 and as a result, we have focused on cost control measures as we navigate the uncertainty caused by the pandemic and the resulting oil market supply and demand imbalance. We have focused on decreasing operating, investing and financing costs. We have reduced labor costs, travel and other non-essential expenditures in this current environment. We have also completed the construction of our new office building in Canada, and as a result we expect fewer costs related to fixed asset purchases in the near future. Our stock repurchase program expired in 2019, and our Board of Directors did not adopt a new repurchase program during 2020 in order to reduce costs related to financing activities. The extent to which the global COVID-19 pandemic will continue to affect our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of December 31, 2020, we hold $17,601,207 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Profire Energy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. and Subsidiaries (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate audit opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Long-Lived Asset Impairment Assessment

As described in note 1 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that it’s carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry economic conditions, the Company tested its long-lived assets during the year ended December 31, 2020.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the following:
•Testing management’s process for developing the fair value estimate.
•Evaluating the appropriateness of the discounted cash flow model used by management.
•Testing the completeness and accuracy of underlying data used in the fair value estimate.
•Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

Goodwill Impairment Assessment

As described in note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2020.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by management to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the following:

•Testing management’s process for developing the fair value estimate.
•Evaluating the appropriateness of the discounted cash flow model used by management.
•Testing the completeness and accuracy of underlying data used in the fair value estimate.
•Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2011.

Salt Lake City, UT
March 10, 2021

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of
ASSETS	December 31, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$9,148,312	$7,358,856
Short-term investments (note 2)	2,388,601	1,222,053
Short-term investments - other (note 2)	—	2,600,000
Accounts receivable, net	3,719,508	5,597,701
Inventories, net (note 3)	8,414,772	9,571,807
Prepaid expenses and other current assets (note 4)	1,678,428	1,672,422
Income tax receivable	486,154	77,385
Total Current Assets	25,835,775	28,100,224

LONG-TERM ASSETS
Long-term investments (note 2)	6,064,294	7,399,963
Financing right-of-use asset	50,094	107,991
Property and equipment, net (note 5)	12,021,811	12,071,019
Intangible assets, net (note 6)	1,771,870	1,989,782
Goodwill (note 6)	2,579,381	2,579,381
Total Long-Term Assets	22,487,450	24,148,136
TOTAL ASSETS	$48,323,225	$52,248,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,178,979	$2,633,520
Accrued liabilities (note 7)	1,196,870	2,089,391
Current financing lease liability (note 8)	39,451	59,376
Income taxes payable	—	403,092
Total Current Liabilities	2,415,300	5,185,379
LONG-TERM LIABILITIES
Net deferred income tax liability	522,870	439,275
Long-term financing lease liability (note 8)	12,669	52,120
TOTAL LIABILITIES	2,950,839	5,676,774

STOCKHOLDERS' EQUITY (note 9)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,384,961 issued and 47,972,583 outstanding at December 31, 2020, and 50,824,355 issued and 47,411,977 outstanding at December 31, 2019	51,385	50,824
Treasury stock, at cost	(5,353,019)	(5,353,019)
Additional paid-in capital	30,293,472	29,584,172
Accumulated other comprehensive loss	(2,148,924)	(2,415,460)
Retained earnings	22,529,472	24,705,069
TOTAL STOCKHOLDERS' EQUITY	45,372,386	46,571,586
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,323,225	$52,248,360
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
REVENUES (note 11)
Sales of goods, net	$19,395,639	$36,208,153
Sales of services, net	2,062,970	2,773,160
Total Revenues	21,458,609	38,981,313

COST OF SALES
Cost of goods sold-product	10,378,367	17,587,664
Cost of goods sold-services	1,554,041	1,865,290
Total Cost of Goods Sold	11,932,408	19,452,954

GROSS PROFIT	9,526,201	19,528,359

OPERATING EXPENSES
General and administrative expenses	10,641,122	13,454,195
Research and development	1,299,103	1,933,112
Depreciation and amortization expense	666,187	976,652
Total Operating Expenses	12,606,412	16,363,959

INCOME (LOSS) FROM OPERATIONS	(3,080,211)	3,164,400

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	306,871	114,641
Other income (expense)	(67,078)	5,044
Interest income	181,254	283,476
Total Other Income	421,047	403,161

INCOME (LOSS) BEFORE INCOME TAXES	(2,659,164)	3,567,561

INCOME TAX BENEFIT (EXPENSE) (Note 13)	483,567	(1,546,069)

NET INCOME (LOSS)	$(2,175,597)	$2,021,492

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	$240,013	$335,695
Unrealized gains on investments	26,523	144,528
Total Other Comprehensive Income	266,536	480,223

COMPREHENSIVE INCOME (LOSS)	$(1,909,061)	$2,501,715

BASIC EARNINGS (LOSS) PER SHARE (note 14)	$(0.05)	$0.04
FULLY DILUTED EARNINGS (LOSS) PER SHARE (note 14)	$(0.05)	$0.04
BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,778,063	47,490,937
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,778,063	48,133,749
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	47,932,305	$49,708	$28,027,742	$(2,895,683)	$(2,609,485)	$22,683,577	$45,255,859
Stock based compensation	—	—	390,826	—	—	—	390,826
Stock issued in exercise of stock options	66,508	66	9,290	—	—	—	9,356
Stock issued in settlement of RSUs and accrued bonuses	310,912	311	379,550	—	—	—	379,861
Stock issued in acquisition (note 10)	739,130	739	1,019,261				1,020,000
Tax withholdings paid related to stock based compensation	—	—	(242,497)	—	—	—	(242,497)
Treasury stock repurchased	(1,636,878)	—	—	—	(2,743,534)	—	(2,743,534)
Foreign currency translation	—	—	—	335,695	—	—	335,695
Unrealized gains on investments	—	—	—	144,528	—	—	144,528
Net Income For the Year Ended December 31, 2019	—	—	—	—	—	2,021,492	2,021,492
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586

Stock based compensation	—	—	443,127	—	—	—	443,127
Stock issued in exercise of stock options	2,000	2	2,018	—	—	—	2,020
Stock issued in settlement of RSUs and accrued bonuses	558,606	559	418,814	—	—	—	419,373
Tax withholdings paid related to stock based compensation	—	—	(154,659)	—	—	—	(154,659)
Foreign currency translation	—	—	—	240,013	—	—	240,013
Unrealized gains on investments	—	—	—	26,523	—	—	26,523
Net Loss For the Year Ended December 31, 2020	—	—	—	—	—	(2,175,597)	(2,175,597)
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
OPERATING ACTIVITIES
Net income (loss)	$(2,175,597)	$2,021,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,176,707	1,467,007
Gain on sale of fixed assets	(306,871)	(114,641)
Bad debt expense	184,293	315,256
Stock awards issued for services	443,127	390,826
Changes in operating assets and liabilities:
Accounts receivable	2,268,435	1,965,207
Income taxes receivable/payable	(404,345)	(665,649)
Inventories	1,216,200	1,630,632
Prepaid expenses and other current assets	157,053	(1,184,385)
Deferred tax asset/liability	83,595	524,367
Accounts payable and accrued liabilities	(2,378,197)	1,363,090
Net Cash Provided by Operating Activities	264,400	7,713,202

INVESTING ACTIVITIES
Proceeds from sale of fixed assets	514,448	116,785
Sale of investments	2,799,547	1,494,568
Purchase of fixed assets	(1,547,331)	(4,664,619)
Payments for acquisitions, net of cash acquired	—	(4,384,175)
Net Cash Provided by (Used in) Investing Activities	1,766,664	(7,437,441)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(154,659)	(242,497)
Cash received in exercise of stock options	2,020	9,356
Purchase of treasury stock	—	(2,743,534)
Principal paid towards lease liability	(57,796)	(73,628)
Net Cash Used in Financing Activities	(210,435)	(3,050,303)

Effect of exchange rate changes on cash	(31,173)	31,466

NET INCREASE (DECREASE) IN CASH	1,789,456	(2,743,076)
CASH AT BEGINNING OF PERIOD	7,358,856	10,101,932

CASH AT END OF PERIOD	$9,148,312	$7,358,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$6,090	$6,497
Income taxes	$402,510	$1,793,281
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in settlement of accrued bonuses	$419,373	$379,861
Issuance of common stock - Midflow acquisition	$—	$1,020,000

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

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

The Company specializes in the engineering and design of burner management systems and solutions used on a variety of oilfield natural-draft fire-tube and forced-air applications. We sell our products and services primarily throughout North America and Canada.

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

Foreign Currency and Comprehensive Income

The functional currencies of the Company and its Subsidiary in Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the Subsidiary were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.7843 and 0.7673 were used to convert the Company's December 31, 2020 and December 31, 2019 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7809 and 0.7608 for the years ended December 31, 2020 and December 31, 2019, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

In addition to foreign currency translation gains and losses, the Company recognizes unrealized holding gains and losses on available-for-sale securities as part of comprehensive income, as discussed in the investments policy below.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "investments-other." Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as "short term investments-other." Certificates of deposit with remaining maturities greater than one year are classified as "long term investments-other." Our cash and cash equivalents held in FDIC insured institutions can exceed the federally insured limit periodically and at the end of reporting periods. Our balances exceeded federally insured amounts by $7,169,564 and $5,180,136 as of December 31, 2020 and December 31, 2019, respectively.

Accounts Receivable

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based on past collectability and customer relationships. The Company recorded an allowance for doubtful accounts of $136,585 and $169,705 as of December 31, 2020 and December 31, 2019, respectively. Uncollectible accounts are written off after all collection efforts have been exhausted and Credit Committee approval is granted. Bad debt expense recognized was $184,293 and $315,256 for the years ended December 31, 2020 and December 31, 2019, respectively.

Inventories

The Company's inventories are valued at the lower of cost (the purchase price, including additional fees) or market. Inventory costs are determined based on the average cost basis. A reserve for slow-moving and potentially obsolete inventories is recorded as of each balance sheet date and total inventories are presented net of that reserve.

Investments

Investments consist of available-for-sale debt securities and mutual funds invested in debt securities that the Company carries at fair value. Securities with original maturities of greater than three months at the date of purchase are classified as investments. Of these, bonds with maturities of less than one year, and mutual funds expected to be liquidated within one year from the balance sheet date, are classified as Short Term Investments. Bonds with maturities of greater than one year or mutual funds not expected to be liquidated within one year as of the balance sheet date are classified as Long Term Investments.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on December 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other" ("ASC 350"). Goodwill is tested for impairment at the reporting unit level. The reporting unit for goodwill testing purposes is the consolidated company as a whole.

Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of ASC 350, "Intangibles—Goodwill and Other." Under such guidance, other intangible assets with definite lives are amortized over their estimated useful lives and tested annually for impairment or more frequently as circumstances warrant. Intangible assets with indefinite lives are tested annually for impairment.

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
December 31, 2020 and December 31, 2019
additional paid-in capital. Losses upon reissuance or retirement reduce additional paid-in capital to the extent that previous net gains from the same class of stock have been recognized and any losses above that are recognized as part of retained earnings.

Revenue Recognition

As part of the adoption of ASC 606, "Revenue from Contracts with Customers" on January 1, 2018, the Company's revenue recognition policy has been updated. Refer to Note 11 for further details.

Cost of Sales

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses and recognizes the expense when incurred. The Company incurred advertising costs of $27,098 and $76,833 during the years ended December 31, 2020 and December 31, 2019, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's four largest customers represented approximately 15% and 14% of total sales during the years ended December 31, 2020 and December 31, 2019, respectively.

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

Defined Contribution Retirement Plan

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
The Company matches employee contributions to our 401(k) plan up to 4% of their annual salary. The expense is recognized as part of general and administrative expenses on the income statement and was $192,485 and $195,999 for the years ended December 31, 2020 and December 31, 2019, respectively.

Property and Equipment

Property and equipment are stated at historical cost and depreciated over the useful life of the asset using the straight-line method. Useful lives are assigned to assets depending on their category. For details regarding property and equipment, refer to Note 5.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. Refer to Note 14 for further details on the earning per share calculation.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of December 31, 2020 and 2019:

	December 31, 2020
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$4,315,394	$—	$4,315,394	$4,315,394	$—	$—
Other Funds	1,889,552	12,205	1,901,757	—	—	1,901,757
	6,204,946	12,205	6,217,151	4,315,394	—	1,901,757

Level 2
Corporate Bonds	1,610,092	22,222	1,632,314	—	754,586	877,728
Municipal Bonds	4,890,027	28,797	4,918,824	—	1,634,015	3,284,809
	6,500,119	51,019	6,551,138	—	2,388,601	4,162,537

Total	$12,705,065	$63,224	$12,768,289	$4,315,394	$2,388,601	$6,064,294

	December 31, 2019
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$1,318,986	$—	$1,318,986	$1,318,986	$—	$—
Other Funds	1,889,553	2,210	1,891,763	—	—	1,891,763
	3,208,539	2,210	3,210,749	1,318,986	—	1,891,763

Level 2
Certificates of Deposit	2,600,000	—	2,600,000	—	2,600,000	—
Corporate Bonds	2,102,484	12,903	2,115,387	—	451,605	1,663,782
Municipal Bonds	4,603,677	11,189	4,614,866	—	770,448	3,844,418
	9,306,161	24,092	9,330,253	—	3,822,053	5,508,200

Total	$12,514,700	$26,302	$12,541,002	$1,318,986	$3,822,053	$7,399,963

Pre-tax unrealized gains (losses) on investments incurred during the periods are presented below:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Unrealized Holding Gains	$36,922	$195,306

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
The maturities for bonds held by the Company as of December 31, 2020 are presented in the table below:

Maturity	Fair Value
Less Than One Year	$2,388,601
1-2 years	1,893,603
2-5 years	2,268,934
5-10 years	—
Over 10 years	—
$6,551,138

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	December 31, 2020	December 31, 2019
Raw materials	$328,772	$—
Finished goods	9,229,298	10,517,858
Work in process	—	—
Subtotal	9,558,070	10,517,858
Reserve for obsolescence	(1,143,298)	(946,051)
Total	$8,414,772	$9,571,807

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	December 31, 2020	December 31, 2019
Assets classified as held for sale	$623,805	$—
Prepaid inventory	542,313	1,291,577
Prepaid insurance	217,465	133,611
Interest receivables	65,984	80,609
Vehicle trade-in credits	55,733	—
Other	173,128	166,625
Total	$1,678,428	$1,672,422

In the first quarter of 2020, we completed the construction of a new office building and research and development facility in Acheson, Canada. As a result, during the second quarter of 2020 we started the process of selling the old office building in Spruce Grove, Canada. In the table above, the assets classified as held for sale as of December 31, 2020, consist of the old building. On November 27, 2020, we sold one of the bays of the old office building. The remaining three bays were subsequently sold on January 22, 2021. The amount shown above as Assets Held for Sale is recorded at cost, less accumulated depreciation.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives are presented in the table below:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

	As of
	December 31, 2020	December 31, 2019	Est. Useful Life
Furniture and fixtures	$649,022	$541,949	7 years
Computers	394,945	365,941	3 years
Software	246,958	244,212	2 years
Machinery and equipment	477,468	744,627	7 years
Vehicles	2,453,042	3,126,140	5 years
Land and buildings	11,742,322	12,135,104	30 years
Total property and equipment	15,963,757	17,157,973
Accumulated depreciation	(3,941,946)	(5,086,954)
Net property and equipment	$12,021,811	$12,071,019

The table below shows total depreciation and amortization expense and how depreciation is allocated between cost of goods sold and operating expenses:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cost of goods sold - product depreciation	$342,780	$294,622
Cost of goods sold - service depreciation	154,755	193,570
Operating expense depreciation	391,958	340,634
Amortization expense	274,229	636,018
Total depreciation & amortization expense	$1,163,722	$1,464,844

NOTE 6 – INTANGIBLE ASSETS

Definite-lived intangible assets consist of developed technology, customer relationships, trade names and distribution agreements. The costs of developed technology, customer relationships and trade names are amortized over the respective useful life of each asset, ranging from 3-18 years. The costs of the distribution agreements are amortized over the remaining life of the agreements. Indefinite-lived intangible assets consist of goodwill. In accordance with ASC 350, goodwill is not amortized but tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We test goodwill for impairment as of each balance sheet date. Intangible assets consisted of the following:

Definite-lived intangible assets

	As of
	December 31, 2020	December 31, 2019
Definite-lived intangible assets	$2,100,000	$2,140,502
Less: Accumulated amortization	(328,130)	(150,720)
Total definite-lived intangible assets, net	$1,771,870	$1,989,782

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
During 2020, definite-lived intangible assets decreased primarily driven by amortization expense for the year.

Estimated amortization expense for the next five years related to the definite-lived intangible assets is displayed in the following table:

For the Years Ending December 31,	Amount
2021	$222,732
2022	$217,871
2023	$204,190
2024	$148,565
2025	$80,899
Greater than 5 years	$897,613

Indefinite-lived intangible assets

	As of
	December 31, 2020	December 31, 2019
Goodwill	$2,579,381	$2,579,381

Goodwill is reviewed annually for impairment during the fourth quarter of the year, or whenever there are significant indicators of potential impairment. Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil and gas industry in which we operate. This situation has caused a reduction in WTI oil prices and in the stock prices of most publicly traded companies, including Profire. These factors caused us to review goodwill for impairment periodically throughout 2020. During each impairment review, we performed a quantitative assessment by comparing the fair value of the reporting unit related to goodwill with its carrying value. In order to evaluate the fair value of our reporting unit more fully, we used a discounted cashflow model to calculate the fair value of our reporting unit as of December 31, 2020. We believe this is a meaningful valuation tool since market participants would likely use similar techniques to assess the value of our business. In each impairment test we performed during 2020, the estimated fair value of our reporting unit has exceeded its carrying value. As such, the Company did not have any goodwill impairment for the year ended December 31, 2020.

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	December 31, 2020	December 31, 2019
Employee-related payables	$789,573	$1,657,826
Inventory-related payables	158,519	—
Warranty liabilities	71,852	166,301
Acquisition liabilities	—	162,907
Other	176,926	102,357
Total	$1,196,870	$2,089,391

NOTE 8 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 15.2 months.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
The following table shows the components of financing lease cost:

Financing Lease Cost	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Amortization of right-of-use assets	$56,318	$77,134
Interest on lease liabilities	6,090	5,805
Total financing lease cost	$62,408	$82,939

The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2021	$40,921
2022	12,803
2023	—
2024	—
2025	—
Thereafter
Total future minimum lease payments	$53,724
Less: Amount representing interest	1,604
Present value of future payments	$52,120
Current portion	$39,451
Long-term portion	$12,669

Because our office space leases are substantially all considered to be short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the year ended December 31, 2020, we recognized $75,147 in short-term lease costs associated with office space leases.

NOTE 9 – STOCKHOLDERS' EQUITY

As described in Note 1, treasury stock is recorded at cost until reissued or retired. As of December 31, 2020, and December 31, 2019, the Company held 3,412,378 and 3,412,378 shares in treasury at a total cost of $5,353,019 and $5,353,019, respectively. There were no treasury stock repurchases during 2020. All purchases of treasury stock during 2019 were made at market prices.

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

2019 EIP

On April 22, 2019, the Board of Directors (the “Board”) of the Company approved the 2019 Executive Incentive Plan (the “EIP”) for Brenton W. Hatch, the Company’s then President and Chief Executive Officer, Ryan W. Oviatt, the Company’s Chief Financial Officer, Cameron M. Tidball, the Company’s then Chief Business Development Officer, Jay G. Fugal, the Company’s Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product development. The EIP provided for the potential award of bonuses to the participants based on the Company’s financial performance in fiscal year 2019. On March 4, 2020, the Company's Board of Directors approved a one-time executive bonus for meeting targets

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
pursuant to the 2019 EIP. Under the terms of the EIP, each participating executive officer was assigned a target bonus amount for the fiscal year 2019. Pursuant to the Company's performance each participating executive officer received a bonus based upon reaching or exceeding performance goals established by the Board and the Compensation Committee of the Board. Mr. Hatch received a bonus of $512,371, Mr. Oviatt received a bonus of $112,081, Mr. Tidball received a bonus of $104,908, Mr. Fugal received a bonus of $51,237, and Mr. Fisher received a bonus of $48,190. The bonus amounts earned under the EIP were paid 50% in cash and 50% was settled by issuing 343,748 shares of common stock under the Company's 2014 Equity Incentive Plan (237,665 shares of common stock net of tax withholding).

2019 LTIP

The 2019 LTIP consists of total awards of up to 66,213 restricted stock units (“Units”) to Mr. Oviatt, up to 51,646 Units to Mr. Tidball, up to 35,313 Units to Mr. Fugal, and up to 24,862 Units to Mr. Fisher pursuant to two separate Restricted Stock Unit Award Agreements to be entered between the Company and each participant. One agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2019 LTIP began on January 1, 2019 and terminates on December 31, 2021. As of December 31, 2020, we do not expect any of the performance-based Units to vest.

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

On July 30, 2020, Mr. Arlen B. Crouch notified the Chairman of the Board of the Company of his decision to resign, effective August 3, 2020, from his position as a member of the Board. Mr. Crouch’s resignation did not result from any disagreements with Management or the Board. On Mr. Crouch's resignation date all of his unvested RSUs were forfeited and the related compensation expense recaptured. On July 30, 2020, the Board appointed Colleen Larkin Bell to serve as a director to fill the vacancy resulting from Mr. Crouch’s resignation, effective August 3, 2020. Ms. Bell will serve as Chair of the Nominating Committee and will serve on the Audit and Compensation Committees. As compensation for her service on the Board and Committee Assignments, on August 21, 2020, the board approved a grant of 92,934 RSUs. Half of the RSUs vested immediately on the date of the grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date. The awards will result in total compensation expense of $72,953 to be recognized over the vesting period.

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

2020 Stock Options

On March 17, 2020 (the "March Grant Date"), the Board approved a grant of options to purchase 115,200 shares of the Company's common stock at a strike price of $0.81 to various employees (the "March 2020 Options"). The Options terminate four years from the March Grant Date and the March 2020 Options become exercisable as to one-third of the shares of common stock covered thereby on each anniversary of the March Grant Date for the next three years following the March Grant Date. The March 2020 Options resulted in a total compensation expense of $40,280.

On July 2, 2020 (the "July Grant Date"), upon the recommendation of the Compensation Committee, the Board approved the grant of a non-qualified stock option to purchase 100,000 shares of the Company’s common stock to each of Mr. Oviatt and

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
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

NOTE 10 – ACQUISITIONS

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

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price of $2,219,782 was funded through existing cash. A portion of the cash purchase amount equal to $140,257 was held back for 6 months pending satisfaction of seller obligations under the purchase agreement and was paid to the seller on February 20, 2020. The seller is also entitled to receive a 4.5% royalty on proprietary MEP product revenue generated during the next five-year period from June 18, 2019, to June 18, 2024.

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
December 31, 2020 and December 31, 2019

Midflow Services
On August 5, 2019, we acquired all of the outstanding membership interests of Midflow Services, LLC ("Midflow"). Midflow is based in Millersburg, Ohio. Midflow provides packaged combustion solutions and services to the upstream and midstream oil and gas industry.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price of $3,439,371 was funded through a combination of existing cash and shares of the Company's common stock. The cash portion of the purchase price included $500,000 placed in an escrow account for 12 months pending satisfaction of certain obligations under the purchase agreement. These obligations were fully satisfied and the cash was released in August 2020.

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

NOTE 11 - REVENUE

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of December 31, 2020.

Contract Balances

We have elected to use the practical expedient in ASC 340 (regarding recognition of the incremental costs of obtaining a contract) for costs related to contracts that are estimated to be completed within one year. All of our current sales contracts and service contracts are expected to be completed within one year, and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. We also did not have any material contract liabilities because we typically do not receive payments in advance of recognizing revenue.

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

Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Electronics	$7,689,187	$15,674,290
Manufactured	878,962	1,829,991
Re-Sell	10,827,490	18,703,872
Service	2,062,970	2,773,160
Total Revenue	$21,458,609	$38,981,313

NOTE 12 – STOCK-BASED COMPENSATION

Periodically the Company issues stock-based awards to employees and independent directors. Vesting terms for outstanding grants vary by grant, ranging from immediate to ratably over 5 years. Typically, grants expire one year after the final vesting. The Board has authorized 4,812,000 shares to be granted for such awards under the Plan. Historically, the Company has only issued non-qualified stock options, restricted stock, and restricted stock units; however, the Plan does allow for other types of awards to be granted in the future. Most awards have been exercisable or convertible based solely on meeting service conditions; however, some grants to executives have been made convertible based on meeting both service and performance conditions. Upon exercise or conversion, the Company may issue new shares or reissue shares held in treasury, at the discretion of Management. The Company has elected to recognize forfeitures as they occur.

The Company uses the Black-Scholes method for measuring compensation cost of stock options and the intrinsic value method for measuring compensation cost of restricted stock and restricted stock units. Total compensation cost for share-based payments recognized in income was $443,127 and $390,826 during the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the Company had $507,959 in unamortized compensation expense with a weighted average of 2.18 years remaining. The Company received $2,020 and $9,356 in cash from the exercise of share options during the years ended December 31, 2020 and December 31, 2019, respectively. For the tax effect on total compensation expense and the exercise of options, see Note 13 for the income tax provision.

During the years ended December 31, 2020 and December 31, 2019, the intrinsic value of options exercised was $936 and $155,406, respectively. The total fair value of options, restricted stock, and restricted stock units vested during the years ended December 31, 2020 and December 31, 2019 was $418,682 and $945,722, respectively. During the years ended

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
December 31, 2020 and December 31, 2019 the Company granted 1,309,100 and 654,290 awards, respectively, with weighted-average grant date fair values of $0.52 and $1.62, respectively.

Information regarding outstanding options, restricted stock awards, and restricted stock units is summarized in the tables below:

Total Outstanding and Exercisable Awards December 31, 2020
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$0.39	508,123	1.65	$—	—
$0.40	$0.80	630,000	3.64	$0.79	—	—	$—
$0.81	$0.84	304,700	3.36	$0.83	—	—	$—
		1,442,823	2.88	$0.52	—	—	$—

Total Outstanding and Exercisable Awards December 31, 2019
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$1.00	590,194	2.34	$—	—
$1.01	$2.00	138,333	0.40	$1.01	138,333	0.40	$1.01
$2.01	$4.03	44,600	0.33	$4.03	44,600	0.33	$4.03
		773,127	1.88	$0.41	182,933	0.85	$1.75

Information regarding stock options for the year ended December 31, 2020 is summarized in the tables below:

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	182,933	$1.75		1.26		$60,867
Granted	945,200	$0.80		0.37		$23
Exercised/Released	(2,000)	$1.01	$1.48	0.48		$936
Canceled/Forfeited	(10,500)	$0.81		0.35		$—
Expired	(180,933)	$1.75		1.27		$—
Outstanding, end of period	934,700	$0.80		0.37	3.56	$48,695
Vested and unvested exercisable, end of the period	—	$—		—	—	$—
Vested and expected to vest, end of the period	934,700	$0.80		$0.37	3.56	$48,695

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	—	$—	$—
Granted	945,200	$0.80	$0.37
Canceled/Forfeited	(10,500)	$0.81	$0.35
Expired	—
Vested, outstanding shares	—	$—	$—
Unvested Outstanding, end of period	934,700	$0.80	$0.37	2.56

Information regarding restricted stock units for the year ended December 31, 2020 is summarized in the tables below:

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	270,735	$—		$1.69		$392,566
Granted	363,900	$—		$0.89		$324,952
Exercised/Released	(328,502)	$—	$0.95	$1.18		$311,658
Cancelled/Forfeited	(50,711)	$—		$1.03		$41,576
Outstanding, end of period	255,422	$—		$1.34	2.20	$217,747
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	255,422	$—		$1.34	2.20	$217,747

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	270,735	$—	$1.69
Granted	363,900	$—	$0.89
Cancelled/Forfeited	(50,711)	$—	$1.03
Vested, outstanding shares	(328,502)	$—	$1.18
Unvested Outstanding, end of period	255,422	$—	$1.34	1.64

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

Information regarding performance based restricted stock units for the year ended December 31, 2020 is summarized in the tables below:

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	319,459	$—		$1.97		$463,216
Granted	—	$—		$—		$—
Exercised/Released	(16,689)	$—	$1.22	$1.90		$20,361
Cancelled/Forfeited	(50,069)	$—		$1.90		$61,084
Outstanding, end of period	252,701	$—		$1.99	1.09	$215,428
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	—	$—		$—	—	$—

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	319,459	$—	$1.97
Granted	—	$—	$—
Cancelled/Forfeited	(50,069)	$—	$1.90
Vested, outstanding shares	(16,689)	$—	$1.90
Unvested Outstanding, end of period	252,701	$—	$1.99	—

NOTE 13 – PROVISION FOR INCOME TAXES

During the years ended December 31, 2020 and December 31, 2019, the Company did not expect to incur any interest or penalties related to income taxes. Accordingly, the Company had no accruals for interest and penalties at December 31, 2020, nor December 31, 2019. When our taxes for the year ended December 31, 2019 were finalized there was an immaterial amount of penalties and interest that was ultimately paid during 2020. We do not expect any material penalties or interest will result from the filing of our 2020 tax return. If the Company were to incur any such material charges, it would elect to recognize interest related to underpayment of income taxes in interest expense and recognize any penalties in operating expenses.

The Company is current on its U.S. and Canadian income tax filings. Tax years that remain open for examination are 2018 through 2020 in the U.S. and 2015 through 2020 in Canada. At December 31, 2020, and December 31, 2019, the Company had operating loss carryforwards at its Canadian subsidiaries of $3,317,130 and $2,299,951 respectively which have not been recorded on the balance sheet.

The Company invests in available-for-sale securities that are reported on the balance sheet at fair value, with the gains/losses reported net of tax as part of Other Comprehensive Income (OCI). The tax expense allocated to OCI during the year ended December 31, 2020 was $9,319 and the tax benefit allocated to OCI during the year ended December 31, 2019 was $37,103.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
The Company has not provided a valuation allowance at December 31, 2020 nor December 31, 2019 for deferred tax assets and thus the valuation allowance did not change between December 31, 2019 and December 31, 2020. Realization of the deferred tax asset is dependent on generating sufficient taxable income to offset the tax items that will be deductible in the future. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The table below outlines the components of income tax expense (benefit):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Current
Federal	$(388,728)	$961,991
State	(97,426)	241,101
Foreign	(73,417)	(130,610)
Total Current	(559,571)	1,072,482
Deferred
Federal	61,388	382,513
State	14,616	91,074
Total Deferred	76,004	473,587
Total Provision for (Benefit from) Income Taxes	$(483,567)	$1,546,069

The table below reconciles our effective tax rate to the statutory tax rate:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate, net of federal effect	4.0%	4.0%
Depreciation expense	3.2%	2.6%
Tax-exempt income	1.8%	(1.5)%
Unrealized gains and losses on investments	(0.3)%	1.1%
Stock-based compensation	(1.5)%	4.8%
Goodwill and intangible asset amortization	(3.1)%	(0.5)%
Non-U.S. operations	(8.0)%	12.6%
Other	1.1%	(0.8)%
Effective tax rate	18.2%	43.3%

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

The table below shows the components of deferred taxes:

	As of
	December 31, 2020	December 31, 2019
Bad debt	$32,158	$39,180
Inventory reserve	294,505	243,281
Amortization	30,887	9,377
Deferred tax asset	$357,550	$291,838

Unrealized gain on investments	$16,158	$6,839
Depreciation	302,459	446,208
Goodwill	145,533	—
Stock compensation	416,270	278,066
Deferred tax liability	$880,420	$731,113

Net Deferred Tax Liability	$(522,870)	$(439,275)

NOTE 14 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	2020			2019
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(2,175,597)	47,778,063	$(0.05)	$2,021,492	47,490,937	$0.04

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	642,812

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$(2,175,597)	47,778,063	$(0.05)	$2,021,492	48,133,749	$0.04

     Stock options and RSU's to purchase 1,442,823 shares of common stock at a weighted average exercise price of $0.52 per share were outstanding during the year ended December 31, 2020, but were not included in the computation of diluted EPS because the effect would be anti-dilutive. These stock options and RSU's, which expire between March 2021 and August 2024, were still outstanding at December 31, 2020.

Stock options to purchase 44,600 shares of common stock at a weighted average exercise price of $4.03 per share were outstanding during the year ended December 31, 2019, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

NOTE 15 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

	For the Year Ended December 31,
Revenues	2020	2019
Canada	$3,506,537	$5,742,296
United States	17,952,072	33,239,017
Total Consolidated	$21,458,609	$38,981,313

	For the Year Ended December 31,
Profit (Loss)	2020	2019
Canada	$(943,635)	$(2,241,856)
United States	(1,231,962)	4,263,348
Total Consolidated	$(2,175,597)	$2,021,492

Long-lived assets, which are comprised of net property and equipment and financing right-of-use assets, consisted of the following at each balance sheet date:

Long-lived assets	As of
	December 31, 2020	December 31, 2019
Canada	$6,049,790	$6,068,061
United States	6,022,115	6,110,949
Total Consolidated	$12,071,905	$12,179,010

NOTE 16 – QUARTERLY INFORMATION (UNAUDITED)

Quarterly data for the periods below consisted of the following:

	For the Quarters Ending
	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
Total revenues	$7,447,142	$4,359,479	$4,000,106	$5,651,882
Gross profit	3,164,676	2,086,865	1,520,423	2,754,237
Loss from operations	(665,060)	(1,077,453)	(1,329,498)	(8,200)
Income tax benefit	(225,056)	(35,628)	(180,252)	(42,631)
Net income (loss)	(365,264)	(808,503)	(1,057,748)	55,918
Basic earnings (loss) per common share	$(0.01)	$(0.02)	$(0.02)	$—
Diluted earnings (loss) per common share	$(0.01)	$(0.02)	$(0.02)	$—

	For the Quarters Ending
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Total revenues	$10,833,058	$10,124,031	$9,905,761	$8,118,463
Gross profit	5,764,872	5,187,038	5,169,296	3,407,153
Income (loss) from operations	2,138,061	996,559	1,141,452	(1,111,672)
Income tax expense	577,525	117,939	290,943	559,662
Net income (loss)	1,668,618	985,504	921,748	(1,554,378)
Basic earnings (loss) per common share	$0.04	$0.02	0.02	(0.03)
Diluted earnings (loss) per common share	$0.03	$0.02	0.02	(0.03)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019
NOTE 17 – COMMITMENTS AND CONTINGENCIES

In March 2014 the Company entered into a consulting agreement with Terra Industrial with Alan Johnson as agent in order to replace a prior royalty agreement. The agreement is for the term of 10 years with fees of $100,000 CAD paid quarterly. The agreement expires in March of 2024.

The Company has operating leases for office space in Texas and Pennsylvania. Expense recognized for operating leases was $75,147 and $60,590 for the years ended December 31, 2020 and December 31, 2019, respectively. The future minimum lease payments for operating leases as of December 31, 2020, consisted of the following:

Years ending December 31,	Operating Leases
2021	$31,475
2022	11,000
2023	—
2024	—
2025	—
Thereafter	—
Total	$42,475

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued and the following subsequent events took place:

On November 27, 2020, we sold one of the bays from our old office building located in Spruce Grove, Canada. The remaining three bays were subsequently sold on January 22, 2021. We received overall cash proceeds from these two sales of $1,154,714 CAD which resulted in a gain on the sale of this building. Due to the timing of these two sales transactions, a gain on the sale of the first bay was recorded in our 2020 results and a gain from the sale of the remaining three bays was recorded in January 2021.

As previously reported on April 24, 2020, Profire Energy, Inc. (the “Company”) received written notice from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the closing bid price for the Company’s common stock closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial grace period to regain compliance. Given the extraordinary market conditions in the financial markets, Nasdaq determined to toll the compliance period for the bid price requirement through June 30, 2020. The compliance period resumed on July 1, 2020, and the Company had 180 calendar days, or until December 28, 2020 (the “Original Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. As reported on December 29, 2020, the Company received notice from the Staff of Nasdaq granting the Company’s request for an additional 180 calendar day period, or until June 28, 2021, to regain compliance. The Staff’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On January 27, 2021, the Company received a letter from Nasdaq notifying the Company that for the previous 10 consecutive business days, from January 12, 2021 to January 26, 2021, the closing bid price of the Company’s common stock was $1.00 per share or greater. Accordingly, the notice confirmed that the Company has regained compliance with the Minimum Bid Price Requirement and the matter is now closed.

On February 18, 2021 the Company's Board of Directors, upon the recommendation of the Compensation Committee of the Board, approved a restricted stock award of 18,852 shares of common stock to each of Cameron M. Tidball and Ryan W. Oviatt. Messers Tidball and Oviatt entered into Restricted Stock Award Agreements as approved by the Plan. These restricted stock awards, which vested immediately, were settled by the issuance of a total of 27,334 shares of common stock, net of tax withholding.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020 and December 31, 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b-c) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of December 31, 2020. These controls are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that our controls were effective as of December 31, 2020.

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

Based upon this assessment, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our financial statements included in this annual report on Form 10-K have been audited by Sadler, Gibb & Associates, LLC, independent registered public accounting firm, as indicated in the report included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting during the fiscal year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation

Pursuant to Item 308(b) of Regulation S-K, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act), this report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Wall Street Reform Act exempts smaller reporting companies from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2020 (the "Proxy Statement").

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibits.  The following exhibits are included as part of this report:

Exhibit 3.1	Articles of Incorporation(1)
Exhibit 3.2	Articles of Amendment to the Articles of Incorporation(2)
Exhibit 3.3	Amended and Restated Bylaws(3)
Exhibit 4.1	Description of Registrant's Securities(20)
Exhibit 10.1	Second Amended and Restated Employment Agreement of Brenton W. Hatch dated July 2, 2020+(13)
Exhibit 10.2	Second Amended and Restated Employment Agreement of Ryan Oviatt dated July 2, 2020+(14)
Exhibit 10.3	Form of Indemnification Agreement between the Registrant and its Directors (4)
Exhibit 10.4	Profire Energy, Inc. 2014 Equity Incentive Plan(12)
Exhibit 10.5	Profire Energy, Inc. 2014 Equity Incentive Plan Amendment(5)
Exhibit 10.6	Form of Equity Grant Agreement, Nonqualified Stock Option (6)
Exhibit 10.7	Form of Equity Grant Agreement, Restricted Stock (7)
Exhibit 10.8	Form of Equity Grant Agreement, Restricted Stock Units (8)
Exhibit 10.9	Retirement and Release Agreement with Harold Albert dated February 23, 2017 (11)
Exhibit 10.10	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other (10)
Exhibit 10.11	Restricted Stock Unit Agreement between Profire Energy and Ryan Oviatt dated March 2, 2018+*(15)
Exhibit 10.12	Restricted Stock Unit Agreement between Profire Energy and Cameron Tidball dated March 30, 2018+(16)
Exhibit 10.13	Amended and Restated Employment Agreement of Cameron Tidball dated July 2, 2020+(19)
Exhibit 10.14	Restricted Stock Unit Award Agreement between Profire Energy and Ryan Oviatt dated April 29, 2019+(22)
Exhibit 10.15	Restricted Stock Unit Award Agreement between Profire Energy and Ryan Oviatt dated April 29, 2019*+
Exhibit 10.16	Restricted Stock Unit Award Agreement between Profire Energy and Cameron Tidball dated April 30, 2019+(23)
Exhibit 10.17	Restricted Stock Unit Award Agreement between Profire Energy and Cameron Tidball dated April 30, 2019*+
Exhibit 10.18	Membership Interest Purchase Agreement among Profire Energy, Dustin Baker and Brant Baker dated August 5, 2019(18)
Exhibit 10.19	Asset Purchase Agreement among Profire Combustion, Inc., Millstream Energy Products LTD., Lundstrom Holdings LTD. and Rob Lundstrom dated June 12, 2019(17)
Exhibit 14.1	Code of Ethics (9)
Exhibit 21	Subsidiaries of Registrant(21)
Exhibit 23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*
Exhibit 31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt*
Exhibit 31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball*
Exhibit 31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
Exhibit 32.1	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350*
Exhibit 32.2	Certification of Ryan W. Oviatt, Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 *
Exhibit 101.INS	XBRL Instance Document**
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

(1)	Incorporated by reference to Exhibit 3.01 to the Registration Statement of the Registrant on Form SB-2 filed with the Commission on September 24, 2004.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's quarterly Report on Form 10-Q filed with the commission on February 13, 2009.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013.
(4)	Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 filed on December 24, 2013
(5)	Incorporated by reference to Appendix B to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed on May 1, 2017
(6)	Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed on June 13, 2016
(7)	Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed on June 13, 2016
(8)	Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on June 13, 2016.
(9)	Incorporated by reference to Exhibit 14.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 12, 2014.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 25, 2014
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2017
(12)	Incorporated by reference to Exhibit 10.9 to the Registrant's Transition Report on Form 10-K filed with the Commission on March 9, 2017.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2020
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 7, 2020
(15)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2018
(16)	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2018
(17)	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2019
(19)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 7, 2020
(20)	Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 11, 2020
(21)	Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K filed on March 11, 2020
(22)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019
(23)	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019

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

PROFIRE ENERGY, INC.

Date:         March 10, 2021            By:     /s/Ryan W. Oviatt
                            Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:        March 10, 2021            By:     /s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Cameron M. Tidball	Co-Chief Executive	March 10, 2021
Cameron M. Tidball	(Co-Principal Executive Officer)

/s/ Ryan W. Oviatt	Co-Chief Executive Officer & Chief Financial Officer	March 10, 2021
Ryan W. Oviatt	Director
(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brenton W. Hatch	Executive Chairman of the Board	March 10, 2021
Brenton W. Hatch

/s/Colleen Larkin Bell	Director	March 10, 2021
Colleen Larkin Bell

/s/ Daren J. Shaw	Director	March 10, 2021
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	March 10, 2021
Ronald R. Spoehel