Form 10-Q
period 2021-03-31
PROFIRE ENERGY INC
filed 2021-05-05
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 3, 2021, the registrant had 51,434,074 shares of common stock issued and 48,021,696 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,475,429	$9,148,312
Short-term investments	2,293,992	2,388,601
Accounts receivable, net	2,772,162	3,719,508
Inventories, net (note 3)	8,104,532	8,414,772
Prepaid expenses and other current assets (note 4)	823,901	1,678,428
Income tax receivable	580,751	486,154
Total Current Assets	25,050,767	25,835,775
LONG-TERM ASSETS
Long-term investments	6,589,247	6,064,294
Financing right-of-use asset	38,969	50,094
Property and equipment, net	11,926,464	12,021,811
Intangible assets, net	1,716,187	1,771,870
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	22,850,248	22,487,450
TOTAL ASSETS	$47,901,015	$48,323,225

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$975,755	$1,178,979
Accrued liabilities (note 5)	1,361,404	1,196,870
Current financing lease liability (note 6)	36,408	39,451
Total Current Liabilities	2,373,567	2,415,300
LONG-TERM LIABILITIES
Net deferred income tax liability	522,163	522,870
Long-term financing lease liability (note 6)	4,353	12,669
TOTAL LIABILITIES	2,900,083	2,950,839

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,434,074 issued and 48,021,696 outstanding at March 31, 2021, and 51,384,961 issued and 47,972,583 outstanding at December 31, 2020	51,434	51,385
Treasury stock, at cost	(5,353,019)	(5,353,019)
Additional paid-in capital	30,391,837	30,293,472
Accumulated other comprehensive loss	(2,017,292)	(2,148,924)
Retained earnings	21,927,972	22,529,472
TOTAL STOCKHOLDERS' EQUITY	45,000,932	45,372,386
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,901,015	$48,323,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	For the Three Months Ended March 31,
	2021	2020
REVENUES (note 8)
Sales of goods, net	$4,657,535	$6,860,958
Sales of services, net	434,814	586,184
Total Revenues	5,092,349	7,447,142

COST OF SALES
Cost of goods sold-product	2,537,634	3,833,682
Cost of goods sold-services	380,028	448,784
Total Cost of Goods Sold	2,917,662	4,282,466

GROSS PROFIT	2,174,687	3,164,676

OPERATING EXPENSES
General and administrative expenses	2,554,536	3,272,538
Research and development	256,891	409,726
Depreciation and amortization expense	167,485	147,472
Total Operating Expenses	2,978,912	3,829,736

LOSS FROM OPERATIONS	(804,225)	(665,060)

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	73,901	—
Other income (expense)	(97)	347
Interest income	21,062	74,393
Total Other Income	94,866	74,740

LOSS BEFORE INCOME TAXES	(709,359)	(590,320)

INCOME TAX BENEFIT	107,859	225,056

NET LOSS	$(601,500)	$(365,264)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$139,606	$(945,423)
Unrealized losses on investments	(7,974)	(157,354)
Total Other Comprehensive Income (Loss)	131,632	(1,102,777)

COMPREHENSIVE LOSS	$(469,868)	$(1,468,041)

BASIC LOSS PER SHARE (note 9)	$(0.01)	$(0.01)
FULLY DILUTED LOSS PER SHARE (note 9)	$(0.01)	$(0.01)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,990,101	47,492,441
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,990,101	47,492,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386
Stock based compensation	—	—	125,043	—	—	—	125,043
Stock issued in settlement of RSUs	49,113	49	(49)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(26,629)	—	—	—	(26,629)
Foreign currency translation	—	—	—	139,606	—	—	139,606
Unrealized losses on investments	—	—	—	(7,974)	—	—	(7,974)
Net loss	—	—	—	—	—	(601,500)	(601,500)
Balance, March 31, 2021	48,021,696	$51,434	$30,391,837	$(2,017,292)	$(5,353,019)	$21,927,972	$45,000,932

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586
Stock based compensation	—	—	66,348	—	—	—	66,348
Stock issued in exercise of stock options	2,000	2	2,018	—	—	—	2,020
Stock issued in settlement of RSUs and accrued bonuses	271,684	272	419,101	—	—	—	419,373
Tax withholdings paid related to stock based compensation	—	—	(148,879)	—	—	—	(148,879)
Foreign currency translation	—	—	—	(945,423)	—	—	(945,423)
Unrealized losses on investments	—	—	—	(157,354)	—	—	(157,354)
Net loss	—	—	—	—	—	(365,264)	(365,264)
Balance, March 31, 2020	47,685,661	$51,098	$29,922,760	$(3,518,237)	$(5,353,019)	$24,339,805	$45,442,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(601,500)	$(365,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	293,615	259,801
(Gain) Loss on sale of fixed assets	(73,901)	—
Bad debt expense	(3,084)	133,803
Stock awards issued for services	125,043	66,348
Changes in operating assets and liabilities:
Accounts receivable	974,602	1,314,939
Income taxes receivable/payable	(94,597)	107,561
Inventories	342,980	537,668
Prepaid expenses and other current assets	906,459	168,546
Deferred tax asset/liability	(707)	(114,564)
Accounts payable and accrued liabilities	(48,245)	(1,837,760)
Net Cash Provided by Operating Activities	1,820,665	271,078

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	27,784	—
Sale (purchase) of investments	(438,830)	387,326
Purchase of property and equipment	(57,825)	(525,384)
Net Cash Used in Investing Activities	(468,871)	(138,058)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(26,629)	(148,879)
Cash received in exercise of stock options	—	2,020
Principal paid towards lease liability	(11,227)	(19,089)
Net Cash Used in Financing Activities	(37,856)	(165,948)

Effect of exchange rate changes on cash	13,179	(95,598)

NET CHANGE IN CASH	1,327,117	(128,526)
CASH AT BEGINNING OF PERIOD	9,148,312	7,358,856
CASH AT END OF PERIOD	$10,475,429	$7,230,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,936	$872
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$—	$419,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2021 and 2020

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at March 31, 2021 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020 ("Form 10-K").  The results of operations for the three month periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	March 31, 2021	December 31, 2020
Raw materials	$362,324	$328,772
Finished goods	8,854,546	9,229,298
Work in process	—	—
Subtotal	9,216,870	9,558,070
Reserve for obsolescence	(1,112,338)	(1,143,298)
Total	$8,104,532	$8,414,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2021 and 2020
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	March 31, 2021	December 31, 2020
Assets classified as held for sale	$—	$623,805
Prepaid inventory	449,358	542,313
Prepaid insurance	148,396	217,465
Interest receivables	66,097	65,984
Vehicle trade-in credits	6,896	55,733
Other	153,154	173,128
Total	$823,901	$1,678,428

In the table above, the assets classified as "held for sale" consisted of an office building located in Spruce Grove, Alberta, Canada. During the three months ended March 31, 2021, we sold the remaining three bays that were part of the office building, which resulted in a gain of $42,378 CAD that was recorded during the period.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	March 31, 2021	December 31, 2020
Employee-related payables	$1,007,405	$789,573
Inventory-related payables	160,972	158,519
Warranty liabilities	43,352	71,852
Other	149,675	176,926
Total	$1,361,404	$1,196,870

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for purposes of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 12.8 months.

The following table shows the components of financing lease cost:

	For the Three Months Ended March 31,
Financing Lease Cost	2021	2020
Amortization of right-of-use assets	$10,992	$18,376
Interest on lease liabilities	1,936	872
Total financing lease cost	$12,928	$19,248

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2021 and 2020
The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2021 - remaining	$29,019
2022	12,803
2023	—
2024	—
2025	—
Thereafter	—
Total future minimum lease payments	$41,822
Less: Amount representing interest	1,061
Present value of future payments	$40,761
Current portion	$36,408
Long-term portion	$4,353

Because our office space leases are substantially all considered to be short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three months ended March 31, 2021 and March 31, 2020, we recognized $16,262 and $19,472, respectively, in short-term lease costs associated with office space leases.

NOTE 7 – STOCKHOLDERS' EQUITY

As of March 31, 2021 and December 31, 2020, the Company held 3,412,378 shares of its common stock in treasury at a total cost of $5,353,019, respectively.

As of March 31, 2021, the Company had 222,472 restricted stock units, 182,278 performance based restricted stock units, and 934,700 stock options outstanding with $428,931 in remaining compensation expense to be recognized over the next 2.0 years.

2020 EIP and LTIP

Due to economic uncertainties including those caused by the COVID-19 pandemic, the Board of Directors of the Company, with the support of the Company's executives, elected not to adopt an executive incentive plan ("2020 EIP") or long-term incentive plan ("2020 LTIP") for 2020. The Board and executives believed this was an appropriate short-term measure that helped align the Company's cost structure with the extraordinary conditions affecting the industry in which we operate.

2021 RSUs

On February 18, 2021, the Board of Directors, upon the recommendation of the Compensation Committee of the Board (the "Compensation Committee"), approved a restricted stock award of 18,852 shares of common stock to each of Cameron M. Tidball and Ryan W. Oviatt. Messrs. Tidball and Oviatt entered into Restricted Stock Award Agreements, the forms of which were approved pursuant to the Company's 2014 Equity Incentive Plan. These restricted stock awards, which vested immediately, were settled by the issuance of a total of 27,334 shares of common stock, net of tax withholding and resulted in $45,999 of compensation expense.

2020 RSUs

On June 17, 2020, pursuant to the annual renewal of director compensation, the Board approved a grant of 270,966 RSUs to the independent directors of the Board. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's next annual meeting of stockholders, whichever is earlier. The awards will result in total compensation expense of $252,000 to be recognized over the vesting period.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2021 and 2020
Mr. Arlen B. Crouch resigned from his position as a member of the Board, effective August 3, 2020. Mr. Crouch’s resignation did not result from any disagreements with management or the Board. On the effective date of Mr. Crouch's resignation, all of his unvested RSUs were forfeited. The related compensation expense associated with Mr. Crouch's unvested RSUs will be recaptured. On July 30, 2020, the Board appointed Colleen Larkin Bell to serve as a director to fill the vacancy resulting from Mr. Crouch’s resignation, effective August 3, 2020. Ms. Bell was also appointed as Chair of the Nominating Committee and as a member of the Audit and Compensation Committees. As part of her compensation for her service as a director and committee member, on August 21, 2020, the board approved a grant of 92,934 RSUs. Half of the RSUs vested immediately on the date of the grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date. The awards will result in total compensation expense of $72,953 to be recognized over the vesting period.

2020 Stock Options

On March 17, 2020, (the "March Grant Date"), the Board approved a grant of options to purchase 115,200 shares of the Company's common stock at a strike price of $0.81 to various employees (the "March 2020 Options"). The March 2020 Options terminate four years from the March Grant Date and became exercisable as to one-third of the shares of common stock covered thereby on each anniversary of the March Grant Date for the next three years following the March Grant Date. The March 2020 Options resulted in a total compensation expense of $40,280.

On July 2, 2020 (the "July Grant Date"), upon the recommendation of the Compensation Committee, the Board approved the grant of a non-qualified stock option to purchase 100,000 shares of the Company’s common stock to each of Mr. Oviatt and Mr. Tidball under the Company’s 2014 Equity Incentive Plan and pursuant to the standard form of Notice of Stock Option Grant and Stock Option Agreement under the plan (the “July 2020 Options”). The exercise price of the July 2020 Options is equal to the closing bid price of the Company's common stock on July 2, 2020 or $0.8439 per share. The July 2020 Options vest equally over a period of three years from the July Grant Date. Vesting occurs on the anniversary date of the July Grant Date, with one-third of the total shares vesting on each of the first three anniversaries of the July Grant Date. Vesting is contingent upon the executive’s continued employment with the Company on each applicable vesting date. The July 2020 Options expire on July 2, 2024. The July 2020 Options will result in a total compensation expense of $79,431 to be recognized over the vesting period.

On August 21, 2020 (the "August Grant Date"), the Board approved a grant of options to purchase 630,000 shares of the Company's common stock at a strike price of $0.785 to various employees (the "August 2020 Options"). The August 2020 Options terminate four years from the August Grant Date and become exercisable as to one-third of the shares of common stock covered thereby on each anniversary of the August Grant Date for the next three years following the August Grant Date. The August 2020 Options will result in a total compensation expense of $233,111 to be recognized over the vesting period.

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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See note 5 for the amount accrued for expected returns and warranty claims as of March 31, 2021.

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
For the three months ended March 31, 2021 and 2020
contract balances. We also did not have any material contract liabilities because we typically do not receive payments in advance of recognizing revenue.

Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended March 31,
	2021	2020
Electronics	$1,851,799	$2,657,087
Manufactured	236,810	400,858
Re-Sell	2,568,926	3,803,013
Service	434,814	586,184
Total Revenue	$5,092,349	$7,447,142

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended March 31,
	2021			2020
	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(601,500)	47,990,101	$(0.01)	$(365,264)	47,492,441	$(0.01)

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$(601,500)	47,990,101	$(0.01)	$(365,264)	47,492,441	$(0.01)

Stock options and RSUs to purchase 1,339,450 shares of common stock at a weighted average price of $1.15 per share were outstanding during the three months ended March 31, 2021, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These RSUs, which expire between April 2021 and August 2024, were still outstanding at March 31, 2021.

Stock options and RSUs to purchase 784,769 shares of common stock at a weighted average price of $1.28 per share were outstanding during the three months ended March 31, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expired between May 2020 and March 2024, were still outstanding at March 31, 2020.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2021 and 2020
NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended March 31,
Sales	2021	2020
Canada	$828,445	$1,023,722
United States	4,263,904	6,423,420
Total Consolidated	$5,092,349	$7,447,142

	For the Three Months Ended March 31,
Profit (Loss)	2021	2020
Canada	$(320,762)	$(322,069)
United States	(280,738)	(43,195)
Total Consolidated	$(601,500)	$(365,264)

	As of
Long-Lived Assets	March 31, 2021	December 31, 2020
Canada	$6,053,391	$6,049,790
United States	5,912,042	6,022,115
Total Consolidated	$11,965,433	$12,071,905

NOTE 11 – SUBSEQUENT EVENTS

On April 30, 2021 the Company entered into amendments to employment agreements with each of Mr. Brenton W. Hatch, the Company's Executive Chairman; Mr. Ryan W. Oviatt, the Company's Co-CEO, CFO, and Co-President; Mr. Cameron M. Tidball, the Company's Co-CEO and Co-President; Mr. Jay G. Fugal, the Company's VP of Operations; and Mr. Patrick D. Fisher the Company's VP of Product Development. The amendments to the employment agreements and the Company's financial obligation related thereto are described in Item 5 of Part II on Page 18 of this report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three-month periods ended March 31, 2021 and 2020. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2020.

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

Principal Products and Services

Across the energy industry, there are numerous demands for heat generation and control. Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat as part of their production and or processing functions. This heat is generated through the process of combustion, which must be controlled, managed, and supervised. Combustion and the resulting generation of heat are integral to the process of separating, treating, storing, incinerating, and transporting oil and gas. Factors such as specific gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the need for heat generation in oil and gas production and processing applications. Our burner-management systems ignite, monitor, and manage pilot and burner systems that are utilized in this process. Our technology affords remote operation, reducing the need for employee interaction with the appliance's burner for purposes such as re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce emissions by efficiently reigniting a failed flame, thereby improving efficiencies and up-time. Our extensive service and combustion experience provide customers with solutions that are consistent with industry trends and regulatory requirements to mitigate environmental impacts and reduce emissions through increased efficiency.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total Revenues	$5,092,349	$5,651,883	$4,000,106	$4,359,479	$7,447,142
Gross Profit Percentage	42.7%	48.7%	38.0%	47.9%	42.5%
Operating Expenses	$2,978,912	$2,762,437	$2,849,921	$3,164,318	$3,829,736
Net Income (Loss)	$(601,500)	$55,918	$(1,057,748)	$(808,504)	$(365,264)
Operating Cash Flow	$1,820,665	$141,723	$(724,342)	$575,941	$271,078

Revenues for the quarter ended March 31, 2021 decreased by 32% or $2,354,793 compared to the quarter ended March 31, 2020, which was mostly driven by macro industry changes and the ongoing effects of the COVID-19 pandemic over the past year. The average oil price during the three months ended March 31, 2021 was $58.09 per barrel compared to $45.34 per barrel for the same period of last year, representing an increase of 28.1%. However, the first quarter of 2021 weekly average rig count for North America was 522 compared to 958 in the same period of last year, which represents a decrease of 46%. Although oil prices have recovered somewhat from the historic fall in 2020 which was caused by a flood of supply from Russia and Saudi Arabia and a dramatic drop in global demand due to the COVID-19 pandemic, the operating environment in the first quarter of 2021 continued to be characterized by uncertainty surrounding economic recovery from the COVID-19 pandemic and geopolitical factors. This uncertainty continued to create strain in oil supply and demand dynamics. As a result of these extraordinary macro pressures and uncertainties, exploration and production companies have remained cautious and are not currently investing in new production like they were prior to the pandemic. Until our customers return to more normal capital expenditure levels, our business is likely to continue to be adversely affected.

Our gross profit margin for the first quarter of 2021 was up slightly from the same quarter of last year but was below our normally expected range. The gross margin percentage normally fluctuates each quarter due to changes in product mix and product related reserves, which contributed to the change in gross profit margin for the first quarter of 2021. In addition, the significant decrease in revenue for the first quarter of 2021 compared to the same quarter last year also caused the fixed cost portion of cost of goods and services to push the product margin lower than historic levels. Although we took actions during 2020 to reduce costs and adjust the cost structure of the Company to reduce the fixed cost burden on gross margin, our fixed costs will continue to impact our gross profit margin until revenues recover.

Operating expenses decreased $850,824 from the same quarter of last year, which reflected a focus on cost control measures as we navigate the uncertainty caused by the COVID-19 pandemic and the resulting oil market supply and demand imbalance. We expect that our operating expenses, particularly labor and travel costs, will increase to levels more consistent with pre-pandemic amounts in 2021 as economies recover from the pandemic and demand for oil and gas increases.

Due to the significantly lower revenues discussed above, we reported a net loss of $601,500 for the quarter ended March 31, 2021 compared to net loss of $365,264 for the same quarter in 2020.

Operating cash flows increased significantly during the first quarter of 2021 compared to the first quarter of 2020, due primarily to a focus on customer collection efforts and the sale of the remaining bays from our old office building in Canada, which took place during the period.

The global COVID-19 pandemic continued to impact our business during the first quarter of 2021 and will likely continue to impact our business in future quarters. However, we remain optimistic that our results of operations will improve as vaccine distribution increases, which we anticipate will result in improved economic conditions and improved demand for oil and gas.

Liquidity and Capital Resources

Working capital at March 31, 2021 was $22,677,200, compared to $23,420,475 at December 31, 2020.

Our liquidity position is impacted by operating, investing and financing activities. During the three months ended March 31, 2021, we generated $1,820,665 of positive cash flow from operating activities, primarily due to cash received from customer sales and from the sale of remaining bays from our old office building in Canada, partially offset by the impact of changes in income tax, accounts payable and accrued liabilities accounts. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the three months ended March 31, 2021, we used $468,871 of cash in investing activities, primarily due to new investment purchases. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the three months ended March 31, 2021, we used $37,856 of cash in financing activities, primarily related to equity awards issued to management. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock. We did not purchase any treasury stock during the first quarter of 2021. The extent to which the global COVID-19 pandemic will continue to affect our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of March 31, 2021, we held $19,358,668 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above. See also Item 1A.  Risk Factors for further discussion on the impact of COVID-19 on our business.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us that may have a material impact on us and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2020, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

On April 30, 2021, the Board authorized amendments to the Company's employment agreements with Mr. Brenton W. Hatch, the Company's Executive Chairman, Mr. Ryan W. Oviatt the Company's Co-Chief Executive Officer, Co-President, and Chief Financial Officer of the Company, Mr. Cameron M. Tidball, the Company's Co-Chief Executive Officer and Co-President of the Company, Mr. Jay G. Fugal, the Company's VP of Operations and Mr. Patrick D. Fisher, the Company's VP of Product Development. Each of the amendments was recommended by the Compensation Committee. The amendments to the employment agreements are further described below.

The Company and Mr. Hatch entered into a First Amendment to Second Amended and Restated Employment Agreement (“Hatch Agreement Amendment”) as approved by the Company’s Board of Directors (the “Board”) and recommended by its Compensation Committee (the “Committee”). Pursuant to the Hatch Agreement, Mr. Hatch will be paid an annual rate of base salary in periodic installments consistent with the Company’s payroll practices as in effect from time to time. For the period from July 2, 2020 through December 31, 2020 Mr. Hatch was paid a salary based on an annualized base salary of $350,000; however, in connection with the Company’s response to the COVID-19 pandemic, with Mr. Hatch’s consent, from September 1, 2020 until December 31, 2020, Mr. Hatch was paid a salary based on a reduced annualized base salary of $322,000 US. For the period from January 1, 2021 through June 30, 2021, Mr. Hatch will be paid a salary based on an annualized base salary of $400,000. For the period from July 1, 2021 through June 30, 2022, Mr. Hatch will be paid a salary based on an annualized base salary of $400,000, which shall be apportioned as $150,000 for serving as Executive Chairman and $250,000 for advisory services.

The Company and Mr. Oviatt entered into a First Amendment to Second Amended and Restated Employment Agreement (the “Oviatt Agreement Amendment”). Pursuant to the Oviatt Agreement Amendment, Mr. Oviatt will be paid an annual rate of base salary in periodic installments consistent with the Company’s payroll practices as in effect from time to time. For the period from July 2, 2020 to August 31, 2020, Mr. Oviatt was paid a salary based on an annualized base salary of $275,000 US. In connection with the Company’s response to the COVID-19 pandemic, and with Mr. Oviatt’s consent, effective September 1, 2020, Mr. Oviatt was paid a salary based on a reduced annualized base salary of $253,000 US and his base salary shall remain at such amount until July 1, 2021, at which time Mr. Oviatt’s base salary shall increase to $300,000 US, provided the Compensation Committee may cause such increase to occur sooner in its discretion. Generally, Mr. Oviatt’s base salary shall be reviewed at least annually by the Compensation Committee. The Compensation Committee may, but shall not be required to, increase Mr. Oviatt’s base salary at any time during the employment term. Mr. Oviatt’s base salary shall be adjusted to $330,000 US on January 1, 2022. Additionally, in connection with the Company's response to the COVID-19 Pandemic, and with Mr. Oviatt’s consent, the Compensation Committee did not implement any annual incentive plan or similar bonus program or any long-term incentive plan for the Company's 2020 fiscal year and no bonus was awarded to Mr. Oviatt for the 2020 fiscal year.

The Company and Mr. Tidball entered into a First Amendment to Amended and Restated Employment Agreement ("Tidball Agreement Amendment"). Pursuant to the Tidball Agreement Amendment, Mr. Tidball will be paid an annual rate of base salary in periodic installments consistent with the Company’s payroll practices as in effect from time to time. For the period from July 2, 2020 to August 31, 2020, Mr. Tidball was paid a salary based on an annualized base salary of $275,000 US. In connection with the Company’s response to the COVID-19 pandemic, and with Mr. Tidball’s consent, effective September 1, 2020, Mr. Tidball was paid a salary based on a reduced annualized base salary of $253,000 US and his base salary shall remain at such amount until July 1, 2021, at which time Mr. Tidball’s base salary shall increase to $300,000 US, provided the Compensation Committee may cause such increase to occur sooner in its discretion. Generally, Mr. Tidball’s base salary shall be reviewed at least annually by the Compensation Committee. The Compensation Committee may, but shall not be required to, increase Mr. Tidball’s base salary at any time during the employment term. Mr. Tidball’s base salary shall be adjusted to $330,000 US on January 1, 2022. Additionally, in connection with the Company's response to the COVID-19 Pandemic, and with Mr. Tidball’s consent, the Compensation Committee did not implement any annual incentive plan or similar bonus program or any long-term incentive plan for the Company's 2020 fiscal year and no bonus was awarded to Mr. Tidball for the 2020 fiscal year.

The Company and Mr. Fugal entered into a First Amendment to Employment Agreement (“Fugal Agreement Amendment”). Pursuant to the Fugal Agreement Amendment, Mr. Fugal will be paid an annual rate of base salary in periodic installments consistent with the Company’s payroll practices as in effect from time to time. In connection with the Company's response to the COVID-19 pandemic, and with Mr. Fugal’s consent, effective September 1, 2020 Mr. Fugal was paid a salary based on a reduced annualized base salary of $151,616 US and his base salary shall remain at such amount until July 1, 2021 at which time Mr. Fugal’s base salary shall increase to $164,800 US, provided the Compensation Committee may cause such increase to occur sooner in its discretion. Generally, the Compensation Committee shall review Mr. Fugal’s base salary annually and may, but shall not be required to, increase Mr. Fugal’s base salary at any time during the employment term. Additionally, in connection with the Company's response to the COVID-19 Pandemic, and with Mr. Fugal’s consent, the Compensation Committee did not implement any annual incentive plan or similar bonus program or any long-term incentive plan for the Company's 2020 fiscal year and no bonus was awarded to Mr. Fugal for the 2020 fiscal year.

The Company and Mr. Fisher entered into a First Amendment to Employment Agreement (“Fisher Agreement Amendment”). Pursuant to the Fisher Agreement Amendment, Mr. Fisher will be paid an annual rate of base salary in periodic installments consistent with the Company’s payroll practices as in effect from time to time. In connection with the Company's response to the COVID-19 pandemic, and with Mr. Fisher’s consent, effective September 1, 2020 Mr. Fisher was paid a salary based on a reduced annualized base salary of $142,600 CAD and his base salary shall remain at such amount until July 1, 2021 at which time Mr. Fisher’s base salary shall increase to $155,000 CAD, provided the Compensation Committee may cause such increase to occur sooner in its discretion. Generally, the Compensation Committee shall review Mr. Fisher’s base salary annually and may, but shall not be required to, increase Mr. Fisher’s base salary at any time during the employment term. Additionally, in connection with the Company's response to the COVID-19 Pandemic, and with Mr. Fisher’s consent, the Compensation Committee did not implement any annual incentive plan or similar bonus program or any long-term incentive plan for the Company's 2020 fiscal year and no bonus was awarded to Mr. Fisher for the 2020 fiscal year.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1*	Restricted Stock Award Agreement between Profire Energy and Ryan Oviatt dated February 18, 2021

Exhibit 10.2*	Restricted Stock Award Agreement between Profire Energy and Cameron Tidball dated February 18, 2021

Exhibit 10.3*	First Amendment to Second Amended and Restated Employment Agreement between Profire Energy and Brenton W. Hatch dated April 30, 2021

Exhibit 10.4*	First Amendment to Second Amended and Restated Employment Agreement between Profire Energy and Ryan Oviatt dated April 30, 2021

Exhibit 10.5*	First Amendment to Amended and Restated Employment Agreement between Profire Energy and Cameron Tidball dated April 30, 2021

Exhibit 10.6*	First Amendment to Employment Agreement between Profire Energy and Jay G. Fugal dated April 30, 2021

Exhibit 10.7*	First Amendment to Employment Agreement between Profire Energy and Patrick D. Fisher dated April 30, 2021

Exhibit 31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt

Exhibit 31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball

Exhibit 31.3*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	May 5, 2021	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	May 5, 2021	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer