Form 10-Q
period 2021-06-30
PROFIRE ENERGY INC
filed 2021-08-04
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 2, 2021, the registrant had 51,651,386 shares of common stock issued and 48,239,008 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,921,375	$9,148,312
Short-term investments	2,087,332	2,388,601
Accounts receivable, net	3,787,084	3,719,508
Inventories, net (note 3)	7,911,996	8,414,772
Prepaid expenses and other current assets (note 4)	773,146	1,678,428
Income tax receivable	785,590	486,154
Total Current Assets	25,266,523	25,835,775
LONG-TERM ASSETS
Long-term investments	7,132,675	6,064,294
Financing right-of-use asset	28,758	50,094
Property and equipment, net	11,721,692	12,021,811
Intangible assets, net	1,660,504	1,771,870
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	23,123,010	22,487,450
TOTAL ASSETS	$48,389,533	$48,323,225

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,257,437	$1,178,979
Accrued liabilities (note 5)	1,486,578	1,196,870
Current financing lease liability (note 6)	30,238	39,451
Total Current Liabilities	2,774,253	2,415,300
LONG-TERM LIABILITIES
Net deferred income tax liability	601,616	522,870
Long-term financing lease liability (note 6)	—	12,669
TOTAL LIABILITIES	3,375,869	2,950,839

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,651,386 issued and 48,239,008 outstanding at June 30, 2021, and 51,384,961 issued and 47,972,583 outstanding at December 31, 2020	51,651	51,385
Treasury stock, at cost	(5,353,019)	(5,353,019)
Additional paid-in capital	30,582,504	30,293,472
Accumulated other comprehensive loss	(1,798,278)	(2,148,924)
Retained earnings	21,530,806	22,529,472
TOTAL STOCKHOLDERS' EQUITY	45,013,664	45,372,386
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,389,533	$48,323,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES (note 8)
Sales of goods, net	$5,374,539	$3,999,139	$10,032,074	$10,860,097
Sales of services, net	659,744	360,340	1,094,558	946,524
Total Revenues	6,034,283	4,359,479	11,126,632	11,806,621

COST OF SALES
Cost of goods sold-product	2,910,879	1,944,389	5,448,513	5,778,071
Cost of goods sold-services	465,672	328,225	845,700	777,009
Total Cost of Goods Sold	3,376,551	2,272,614	6,294,213	6,555,080

GROSS PROFIT	2,657,732	2,086,865	4,832,419	5,251,541

OPERATING EXPENSES
General and administrative expenses	2,783,872	2,753,773	5,338,408	6,026,311
Research and development	301,445	229,548	558,336	639,274
Depreciation and amortization expense	166,852	180,997	334,337	328,469
Total Operating Expenses	3,252,169	3,164,318	6,231,081	6,994,054

LOSS FROM OPERATIONS	(594,437)	(1,077,453)	(1,398,662)	(1,742,513)

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	38,492	157,455	112,393	157,455
Other income (expense)	4,836	(1,665)	4,739	(1,318)
Interest income	28,569	77,532	49,631	151,925
Total Other Income	71,897	233,322	166,763	308,062

LOSS BEFORE INCOME TAXES	(522,540)	(844,131)	(1,231,899)	(1,434,451)

INCOME TAX BENEFIT	125,374	35,628	233,233	260,684

NET LOSS	$(397,166)	$(808,503)	$(998,666)	$(1,173,767)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$163,485	$375,267	$303,091	$(570,156)
Unrealized gains (losses) on investments	55,529	72,875	47,555	(84,479)
Total Other Comprehensive Income (Loss)	219,014	448,142	350,646	(654,635)

COMPREHENSIVE LOSS	$(178,152)	$(360,361)	$(648,020)	$(1,828,402)

BASIC LOSS PER SHARE (note 9)	$(0.01)	$(0.02)	$(0.02)	$(0.02)
FULLY DILUTED LOSS PER SHARE (note 9)	$(0.01)	$(0.02)	$(0.02)	$(0.02)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,054,136	47,723,208	48,022,295	47,607,825
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,054,136	47,723,208	48,022,295	47,607,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386
Stock based compensation	—	—	125,043	—	—	—	125,043
Stock issued in settlement of RSUs	49,113	49	(49)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(26,629)	—	—	—	(26,629)
Foreign currency translation	—	—	—	139,606	—	—	139,606
Unrealized losses on investments	—	—	—	(7,974)	—	—	(7,974)
Net loss	—	—	—	—	—	(601,500)	(601,500)
Balance, March 31, 2021	48,021,696	$51,434	$30,391,837	$(2,017,292)	$(5,353,019)	$21,927,972	$45,000,932
Stock based compensation	—	$—	$207,084	$—	$—	$—	207,084
Stock issued in settlement of RSUs	217,312	217	(217)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(16,200)	—	—	—	(16,200)
Foreign currency translation	—	—	—	163,485	—	—	163,485
Unrealized gains on investments	—	—	—	55,529	—	—	55,529
Net loss	—	—	—	—	—	(397,166)	(397,166)
Balance, June 30, 2021	48,239,008	$51,651	$30,582,504	$(1,798,278)	$(5,353,019)	$21,530,806	$45,013,664

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586
Stock based compensation	—	—	66,348	—	—	—	66,348
Stock issued in exercise of stock options	2,000	2	2,018	—	—	—	2,020
Stock issued in settlement of RSUs and accrued bonuses	271,684	272	419,101	—	—	—	419,373
Tax withholdings paid related to stock based compensation	—	—	(148,879)	—	—	—	(148,879)
Foreign currency translation	—	—	—	(945,423)	—	—	(945,423)
Unrealized losses on investments	—	—	—	(157,354)	—	—	(157,354)
Net loss	—	—	—	—	—	(365,264)	(365,264)
Balance, March 31, 2020	47,685,661	$51,098	$29,922,760	$(3,518,237)	$(5,353,019)	$24,339,805	$45,442,407
Stock based compensation	—	—	183,850	—	—	—	183,850
Stock issued in settlement of RSUs	227,454	227	(227)	—	—	—	—
Foreign currency translation	—	—	—	375,267	—	—	375,267
Unrealized gains on investments	—	—	—	72,875	—	—	72,875
Net loss	—	—	—	—	—	(808,503)	(808,503)
Balance, June 30, 2020	47,913,115	$51,325	$30,106,383	$(3,070,095)	$(5,353,019)	$23,531,302	$45,265,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(998,666)	$(1,173,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	683,597	566,791
Gain on sale of fixed assets	(112,393)	(153,973)
Bad debt expense	(32,463)	236,005
Stock awards issued for services	332,127	250,198
Changes in operating assets and liabilities:
Accounts receivable	(7,313)	3,248,693
Income taxes receivable/payable	(299,436)	(1,761)
Inventories	577,341	445,634
Prepaid expenses and other current assets	988,464	168,718
Deferred tax asset/liability	78,746	104,166
Accounts payable and accrued liabilities	345,818	(2,843,685)
Net Cash Provided by Operating Activities	1,555,822	847,019

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	69,484	—
Sale (purchase) of investments	(719,817)	1,057,404
Purchase of property and equipment	(93,049)	(994,410)
Net Cash Provided by (Used in) Investing Activities	(743,382)	62,994

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(42,829)	(148,879)
Cash received in exercise of stock options	—	2,020
Principal paid towards lease liability	(21,749)	(34,267)
Net Cash Used in Financing Activities	(64,578)	(181,126)

Effect of exchange rate changes on cash	25,201	(65,506)

NET INCREASE IN CASH	773,063	663,381
CASH AT BEGINNING OF PERIOD	9,148,312	7,358,856
CASH AT END OF PERIOD	$9,921,375	$8,022,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,353	$4,247
Income taxes	$17,150	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$—	$419,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2021 and 2020

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at June 30, 2021 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020 ("Form 10-K").  The results of operations for the three and six month periods ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	June 30, 2021	December 31, 2020
Raw materials	$356,899	$328,772
Finished goods	8,578,380	9,229,298
Work in process	—	—
Subtotal	8,935,279	9,558,070
Reserve for obsolescence	(1,023,283)	(1,143,298)
Total	$7,911,996	$8,414,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2021 and 2020
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	June 30, 2021	December 31, 2020
Assets classified as held for sale	$—	$623,805
Prepaid inventory	445,683	542,313
Prepaid insurance	148,396	217,465
Interest receivables	64,604	65,984
Vehicle trade-in credits	6,993	55,733
Other	107,470	173,128
Total	$773,146	$1,678,428

In the table above, the assets classified as "held for sale" consisted of an office building located in Spruce Grove, Alberta, Canada. During the six months ended June 30, 2021, we sold the remaining three bays that were part of the office building, which resulted in a gain of $42,378 CAD that was recorded during the period.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	June 30, 2021	December 31, 2020
Employee-related payables	$1,160,053	$789,573
Inventory-related payables	154,215	158,519
Warranty liabilities	40,608	71,852
Other	131,702	176,926
Total	$1,486,578	$1,196,870

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for purposes of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 10.3 months.

The following table shows the components of financing lease cost:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Financing Lease Cost	2021	2020	2021	2020
Amortization of right-of-use assets	$10,211	$15,121	$21,203	$33,497
Interest on lease liabilities	417	3,375	2,353	4,247
Total financing lease cost	$10,628	$18,496	$23,556	$37,744

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2021 and 2020
The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2021 - remaining	$18,079
2022	12,803
2023	—
2024	—
2025	—
Thereafter	—
Total future minimum lease payments	$30,882
Less: Amount representing interest	644
Present value of future payments	$30,238
Current portion	$30,238
Long-term portion	$—

Because our office space leases are substantially all considered to be short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three and six months ended June 30, 2021, we recognized $19,000 and $35,263, respectively, in short-term lease costs associated with office space leases.

NOTE 7 – STOCKHOLDERS' EQUITY

As of June 30, 2021, and December 31, 2020, the Company held 3,412,378 shares of its common stock in treasury at a total cost of $5,353,019, respectively.

As of June 30, 2021, the Company had 361,409 restricted stock units, 480,667 performance based restricted stock units, and 934,700 stock options outstanding with $846,876 in remaining compensation expense to be recognized over the next 1.9 years.

2021 EIP and LTIP

On May 28, 2021, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company (the “Board”) approved the 2021 Executive Incentive Plan (the “2021 EIP”) for Brenton W. Hatch, the Company’s Executive Chairman, Ryan W. Oviatt, the Company’s Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company’s Co-CEO and Co-President, Jay G. Fugal, the Company’s Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product Development. The 2021 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2021. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company’s 2014 Equity Incentive Plan, as amended (the “Plan”).

Under the terms of the 2021 EIP, each participating executive officer has been assigned a target incentive compensation amount for fiscal 2021. The target incentive compensation amount for Mr. Hatch is $200,000, the target incentive compensation amount for Mr. Oviatt is $150,000, the target incentive compensation amount for Mr. Tidball is $150,000, the target incentive compensation for Mr. Fugal is $54,000, and the target incentive compensation for Mr. Fisher is $51,000 CAD. Under no circumstance can the participants receive more than two times the assigned target incentive compensation.

Participants will be eligible to receive incentive compensation based upon reaching or exceeding performance goals established by the Compensation Committee for fiscal 2021. The performance goals in the 2021 EIP are based on the Company’s total revenue, EBITDA, and a non-financial milestone relating to revenue source diversification. Each of these performance goals will be weighted one third in calculating incentive compensation amounts.

The incentive compensation amounts earned under the 2021 EIP, if any, will be paid 50% in cash and 50% in shares of restricted stock under the Plan. In no event shall the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the Plan. The actual incentive compensation amounts, if

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2021 and 2020
any, will be determined by the Compensation Committee upon the completion of fiscal 2021 and paid by March 15, 2022, subject to all applicable tax withholding.

In addition to the 2021 EIP, the Board also approved as a long-term incentive plan the grants of a restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the Plan (the “2021 LTIP”). The 2021 LTIP consists of total awards of up to 204,543 restricted stock units (“Units”) to Mr. Oviatt, up to 204,543 Units to Mr. Tidball, up to 85,908 Units to Mr. Fugal, and up to 47,973 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “Restricted Stock Unit Award Agreements”) between the Company and each participant. One agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2021 LTIP began on January 1, 2021, and terminates on December 31, 2023 (the “Performance Vesting Date”).

The Units subject to time-based vesting, including 68,181 Units to Mr. Oviatt, 68,181 Units for Mr. Tidball, 28,636 Units to Mr. Fugal, and 15,991 Units to Mr. Fisher, will vest in three equal annual installments beginning December 31, 2021 and ending on December 31, 2023 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting Units, including up to 136,362 Units for Mr. Oviatt, 136,362 Units for Mr. Tidball, 57,272 Units for Mr. Fugal, and 31,982 Units to Mr. Fisher, are eligible to vest over a three-year performance period beginning January 1, 2021 (the “Performance Period”) based upon the following Company performance metrics:

Performance Metric	Weight	Target	Above Target	Outstanding
Total Shareholder Return	1/3	135%	194%	253%
Relative Total Shareholder Return	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	10%	15%	20%

One-third of such performance-vesting Units, consisting of 45,454 Units for Mr. Oviatt, 45,454 Units for Mr. Tidball, 19,091 Units for Mr. Fugal, and 10,661 Units for Mr. Fisher, are eligible to vest for each of the three performance metrics identified in the table above. The number of Units that will vest for each performance metric on the Performance Vesting Date shall be determined as follows:
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

The foregoing summary of the 2021 EIP, the 2021 LTIP and the Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2021 EIP and each of the Restricted Stock Unit Award Agreements, which the Company has filed as an exhibits to this report.

2020 EIP and LTIP

Due to economic uncertainties including those caused by the COVID-19 pandemic, the Board, with the support of the Company's executives, elected not to adopt an executive incentive plan ("2020 EIP") or long-term incentive plan ("2020 LTIP") for 2020. The Board and executives believed this was an appropriate short-term measure that helped align the Company's cost structure with the extraordinary conditions that affected the industry in which we operate.

2021 RSUs

On February 18, 2021, the Board, upon the recommendation of the Compensation Committee, approved a restricted stock award of 18,852 shares of common stock to each of Cameron M. Tidball and Ryan W. Oviatt. Messrs. Tidball and Oviatt entered into Restricted Stock Unit Award Agreements, the forms of which were approved pursuant to the Plan. These

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2021 and 2020
restricted stock awards, which vested immediately, were settled by the issuance of a total of 27,334 shares of common stock, net of tax withholding and resulted in $45,999 of compensation expense.

On June 16, 2021, pursuant to the annual renewal of director compensation, the Board approved a grant of 189,471 RSUs to the Company's independent directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's next annual meeting of stockholders, whichever is earlier. The awards will result in total compensation expense of approximately $216,000 to be recognized over the vesting period.

2020 RSUs

On June 17, 2020, pursuant to the annual renewal of director compensation, the Board approved a grant of 270,966 RSUs to the Company's independent directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's next annual meeting of stockholders, whichever is earlier. The awards will result in total compensation expense of $252,000 to be recognized over the vesting period.

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

2020 Stock Options

On March 17, 2020 (the "March Grant Date"), the Board approved a grant of options to purchase 115,200 shares of the Company's common stock at a strike price of $0.81 to various employees (the "March 2020 Options"). The March 2020 Options terminate four years from the March Grant Date and become exercisable as to one-third of the shares of common stock covered thereby on each anniversary of the March Grant Date for the next three years following the March Grant Date. The March 2020 Options resulted in a total compensation expense of $40,280.

On July 2, 2020 (the "July Grant Date"), upon the recommendation of the Compensation Committee, the Board approved the grant of a non-qualified stock option to purchase 100,000 shares of the Company’s common stock to each of Mr. Oviatt and Mr. Tidball under the Plan and pursuant to the standard form of notice of stock option grant and stock option agreement under the plan (the “July 2020 Options”). The exercise price of the July 2020 Options is equal to the closing bid price of the Company's common stock on July 2, 2020, or $0.8439 per share. The July 2020 Options vest equally over a period of three years from the July Grant Date. Vesting occurs on the anniversary date of the July Grant Date, with one-third of the total shares vesting on each of the first three anniversaries of the July Grant Date. Vesting is contingent upon the executive’s continued employment with the Company on each applicable vesting date. The July 2020 Options expire on July 2, 2024. The July 2020 Options will result in a total compensation expense of $79,431 to be recognized over the vesting period.

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
For the three and six months ended June 30, 2021 and 2020
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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of June 30, 2021.

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

Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Electronics	$2,016,876	$1,644,668	$3,868,675	$4,301,755
Manufactured	324,830	142,234	561,640	543,092
Re-Sell	3,032,833	2,212,237	5,601,759	6,015,250
Service	659,744	360,340	1,094,558	946,524
Total Revenue	$6,034,283	$4,359,479	$11,126,632	$11,806,621

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended June 30,
	2021			2020
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net loss available to common stockholders	$(397,166)	48,054,136	$(0.01)	$(808,503)	47,723,208	$(0.02)

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	—

Diluted EPS
Net loss available to common stockholders + assumed conversions	$(397,166)	48,054,136	$(0.01)	$(808,503)	47,723,208	$(0.02)

Stock options and RSUs to purchase 1,776,776 shares of common stock at a weighted average price of $1.15 per share were outstanding during the three months ended June 30, 2021, but were not included in the computation of diluted EPS because

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2021 and 2020
the impact of these shares would be antidilutive. These RSUs, which expire between December 2022 and December 2024, were still outstanding at June 30, 2021.

Stock options and RSUs to purchase 534,924 shares of common stock at a weighted average price of $0.83 per share were outstanding during the three months ended June 30, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between March 2021 and March 2024, were still outstanding at June 30, 2020.

	For the Six Months Ended June 30,
	2021			2020
	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(998,666)	48,022,295	$(0.02)	$(1,173,767)	47,607,825	$(0.02)

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$(998,666)	48,022,295	$(0.02)	$(1,173,767)	47,607,825	$(0.02)

Stock options and RSUs to purchase 1,776,776 shares of common stock at a weighted average price of $1.15 per share were outstanding during the six months ended June 30, 2021, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These RSUs, which expire between December 2022 and December 2024, were still outstanding at June 30, 2021.

Stock options and RSUs to purchase 555,866 shares of common stock at a weighted average price of $0.98 per share were outstanding during the six months ended June 30, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between March 2021 and March 2024, were still outstanding at June 30, 2020.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2021 and 2020
NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sales	2021	2020	2021	2020
Canada	$1,035,377	$585,695	$1,863,822	$1,609,417
United States	4,998,906	3,773,784	9,262,810	10,197,204
Total Consolidated	$6,034,283	$4,359,479	$11,126,632	$11,806,621

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Profit (Loss)	2021	2020	2021	2020
Canada	$(556,713)	$(264,163)	$(877,475)	$(586,232)
United States	159,547	(544,340)	(121,191)	(587,535)
Total Consolidated	$(397,166)	$(808,503)	$(998,666)	$(1,173,767)

			As of
Long-Lived Assets			June 30, 2021	December 31, 2020
Canada			$5,971,607	$6,049,790
United States			5,778,843	6,022,115
Total Consolidated			$11,750,450	$12,071,905

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued and there were no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three and six-month periods ended June 30, 2021 and 2020. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2020.

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

Forward-looking statements are based on current industry, financial, and economic information which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Due to risks and uncertainties associated with our business, our actual results could differ materially from those stated or implied by such forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all of our forward-looking statements by these cautionary statements.

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

Our systems and solutions have been widely adopted by exploration and production companies (E&P), midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include, Antero, ATCO, Cenovus, Chevron, CNRL, Concho Resources, Devon Energy, Dominion Energy, EQT, Hess, Pioneer Natural Resources, Williams, XTO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in international markets and the broader combustion industries.

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

Our burner-management technology is designed to monitor, operate, and manage a wide array of complex industrial heat-applications. Our safety-approved and certified technology, which is purposefully designed and built to meet regulatory requirements and process needs, is a critical component of our customers’ safety protocols and initiatives.

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

Operator safety is at the heart of our burner-management solution technology. The use of these systems helps our customers increase the likelihood that their employees perform their job safely and return home each day. Adding greater physical distance between humans and the combustion process, as well as ensuring gas supplies are properly shutoff when no flame is present, are two of the critical elements of how our burner-management solutions help protect human life.

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Total Revenues	$6,034,283	$5,092,349	$5,651,883	$4,000,106	$4,359,479
Gross Profit Percentage	44.0%	42.7%	48.8%	38.0%	47.9%
Operating Expenses	$3,252,169	$2,978,912	$2,762,437	$2,849,921	$3,164,318
Net Income (Loss)	$(397,166)	$(601,500)	$55,918	$(1,057,748)	$(808,503)
Operating Cash Flow	$(264,843)	$1,820,665	$141,723	$(724,342)	$575,941

Revenues for the quarter ended June 30, 2021, increased by 38% or $1,674,804 compared to the quarter ended June 30, 2020, which was mostly driven by improved customer demand associated with modest recoveries from the macro industry challenges and the effects of the COVID-19 pandemic. The average oil price during the three months ended June 30, 2021, was $66.19 per barrel compared to $27.96 per barrel for the same period of last year, representing an increase of 137%. Additionally, the second quarter of 2021 weekly average rig count for North America was 508 compared to 401 in the same period of last year, which represents an increase of 27%. Although oil prices have recovered from the historic lows of 2020, which was caused by a flood of supply from Russia and Saudi Arabia and a dramatic drop in global demand due to the COVID-19 pandemic, the operating environment in the second quarter of 2021 continued to be characterized by uncertainty surrounding economic recovery from the COVID-19 pandemic and geopolitical factors. This uncertainty continued to create strain in oil supply and demand dynamics. As a result of these extraordinary macro pressures and uncertainties, exploration and production companies have remained cautious and have not invested in new production like they were prior to the pandemic. Until our customers return to higher capital expenditure levels, our business is likely to continue to be adversely affected.

Our gross profit margin for the second quarter of 2021 was down 3.9% from the same quarter of last year and was below our normally expected range. The gross margin percentage normally fluctuates each quarter due to changes in product mix and product related reserves, which contributed to the change in gross profit margin for the second quarter of 2021. During the second quarter of 2021, a larger portion of our revenue was generated from service work which also contributed to the decrease in profit margin compared to the same quarter last year. Fixed costs will continue to impact our gross profit margin until revenues recover.

Operating expenses increased $87,851 from the same quarter of last year, which reflected a focus on strategic investments in business development and our employees as we seek to recover from the uncertainty caused by the COVID-19 pandemic and the resulting oil market supply and demand imbalance. We expect that our operating expenses, particularly labor and travel costs, will further increase in the second half of 2021 as we position ourselves to respond to the anticipated economic recovery from the pandemic and increased demand for oil and gas production.

Due to the factors discussed above, we reported a net loss of $397,166 for the quarter ended June 30, 2021, compared to a net loss of $808,503 for the same quarter in 2020.

Operating cash flows decreased during the second quarter of 2021 compared to the second quarter of 2020, due primarily to changes in customer accounts receivable balances, as well as accounts payable and inventory accounts.

The global COVID-19 pandemic continued to impact our business during the second quarter of 2021 and will likely continue to impact our business in future quarters. However, we remain optimistic that our results of operations will improve as vaccine distribution increases, which we anticipate will result in improved economic conditions and improved demand for oil and gas.

Comparison of the six months ended June 30, 2021 and 2020

The table below presents certain financial data comparing the six months ended June 30, 2021 to the same period ended June 30, 2020:

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Total Revenues	$11,126,632	$11,806,621	$(679,989)	(5.8)%
Gross Profit Percentage	43.4%	44.5%		(1.1)%
Operating Expenses	$6,231,081	$6,994,054	$(762,973)	(10.9)%
Net Loss	$(998,666)	$(1,173,767)	$175,101	(14.9)%
Operating Cash Flow	$1,555,822	$847,019	$708,803	83.7%

Revenues during the six-month period ended June 30, 2021, decreased 5.8% compared to the same period of last year. The decrease in revenue was largely due to continued uncertainties surrounding economic recovery from the COVID-19 pandemic and geopolitical factors. Operating expenses decreased 10.9% year-over-year due to our focus on cost control measures in 2020. The decrease in operating expenses helped offset the decrease in revenues. As a result, we reported a net loss of $998,666 for the six months ended June 30, 2021, compared to a net loss of $1,173,767 for the same period in 2020. Our gross profit percentage decreased slightly by 1.1% during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to changes in product mix, direct labor costs, inventory adjustments and the fixed cost structure within cost of goods and services.

Liquidity and Capital Resources

Working capital at June 30, 2021 was $22,492,270, compared to $23,420,475 at December 31, 2020.

Our liquidity position is impacted by operating, investing and financing activities. During the six months ended June 30, 2021, we generated $1,555,822 of positive cash flow from operating activities, primarily due to cash received from sale of the remaining bays from our old office building in Canada and from changes in inventory levels, partially offset by the impact of changes in income tax accounts. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the six months ended June 30, 2021, we used $743,382 of cash in investing activities, primarily due to the reinvestment of cash from financial investment maturities in our bond and CD portfolio. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. We do not anticipate any material capital expenditures over the next 12 months. During the six months ended June 30, 2021, we used $64,578 of cash in financing activities, primarily related to equity awards issued to management. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock. We did not purchase any treasury stock during the first half of 2021. The extent to which the global COVID-19 pandemic will continue to affect our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of June 30, 2021, we held $19,141,382 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above. See also Item 1A.  Risk Factors for further discussion on the impact of COVID-19 on our business.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us that may have a material impact on us and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2020, which risks could materially affect our business, financial condition, or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1	First Amendment to Second Amended and Restated Employment Agreement between Profire Energy and Brenton W. Hatch dated April 30, 2021(1)

Exhibit 10.2	First Amendment to Second Amended and Restated Employment Agreement between Profire Energy and Ryan Oviatt dated April 30, 2021(2)

Exhibit 10.3	First Amendment to Amended and Restated Employment Agreement between Profire Energy and Cameron Tidball dated April 30, 2021(3)

Exhibit 10.4	First Amendment to Employment Agreement between Profire Energy and Jay G. Fugal dated April 30, 2021(4)

Exhibit 10.5	First Amendment to Employment Agreement between Profire Energy and Patrick D. Fisher dated April 30, 2021(5)

Exhibit 10.6*	Profire Energy, Inc. 2021 Executive Incentive Plan

Exhibit 10.7*	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Ryan Oviatt dated June 4, 2021.

Exhibit 10.8*	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Ryan Oviatt dated June 4, 2021.

Exhibit 10.9*	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Cameron Tidball dated June 4, 2021.

Exhibit 10.10*	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Cameron Tidball dated June 4, 2021.

Exhibit 10.11*	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Jay G. Fugal dated June 4, 2021.

Exhibit 10.12*	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Jay G. Fugal dated June 4, 2021.

Exhibit 10.13*	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Patrick D. Fisher dated June 4, 2021.

Exhibit 10.14*	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Patrick D. Fisher dated June 4, 2021.

Exhibit 31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt

Exhibit 31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball

Exhibit 31.3*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
(1)     Incorporated by reference to Exhibit 10.3 to the Registration Quarterly Report on Form 10-Q filed on May 5, 2021.
(2)    Incorporated by reference to Exhibit 10.4 to the Registration Quarterly Report on Form 10-Q filed on May 5, 2021.
(3)     Incorporated by reference to Exhibit 10.5 to the Registration Quarterly Report on Form 10-Q filed on May 5, 2021.
(4)    Incorporated by reference to Exhibit 10.6 to the Registration Quarterly Report on Form 10-Q filed on May 5, 2021.
(5)    Incorporated by reference to Exhibit 10.7 to the Registration Quarterly Report on Form 10-Q filed on May 5, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 4, 2021	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	August 4, 2021	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer