Form 10-Q
period 2021-09-30
PROFIRE ENERGY INC
filed 2021-11-03
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 1, 2021, the registrant had 51,658,386 shares of common stock issued and 48,105,774 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,129,416	$9,148,312
Short-term investments	1,420,884	2,388,601
Accounts receivable, net	4,632,245	3,719,508
Inventories, net (note 3)	7,472,750	8,414,772
Prepaid expenses and other current assets (note 4)	1,184,717	1,678,428
Income tax receivable	1,092,282	486,154
Total Current Assets	24,932,294	25,835,775
LONG-TERM ASSETS
Net deferred tax asset	—	—
Long-term investments	7,939,582	6,064,294
Financing right-of-use asset	19,798	50,094
Property and equipment, net	11,401,978	12,021,811
Intangible assets, net	1,604,821	1,771,870
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	23,545,560	22,487,450
TOTAL ASSETS	$48,477,854	$48,323,225

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,495,216	$1,178,979
Accrued liabilities (note 5)	1,422,372	1,196,870
Current financing lease liability (note 6)	20,927	39,451
Total Current Liabilities	2,938,515	2,415,300
LONG-TERM LIABILITIES
Net deferred income tax liability	572,721	522,870
Long-term financing lease liability (note 6)	—	12,669
TOTAL LIABILITIES	3,511,236	2,950,839

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,654,386 issued and 48,242,008 outstanding at September 30, 2021, and 51,384,961 issued and 47,972,583 outstanding at December 31, 2020	51,654	51,385
Treasury stock, at cost	(5,353,019)	(5,353,019)
Additional paid-in capital	30,727,928	30,293,472
Accumulated other comprehensive loss	(2,082,997)	(2,148,924)
Retained earnings	21,623,052	22,529,472
TOTAL STOCKHOLDERS' EQUITY	44,966,618	45,372,386
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,477,854	$48,323,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES (note 8)
Sales of goods, net	$6,296,736	$3,517,280	$16,328,810	$14,377,377
Sales of services, net	646,462	482,826	1,741,020	1,429,350
Total Revenues	6,943,198	4,000,106	18,069,830	15,806,727

COST OF SALES
Cost of goods sold-product	3,217,655	2,141,888	8,666,168	7,919,959
Cost of goods sold-services	606,075	337,795	1,451,775	1,114,804
Total Cost of Goods Sold	3,823,730	2,479,683	10,117,943	9,034,763

GROSS PROFIT	3,119,468	1,520,423	7,951,887	6,771,964

OPERATING EXPENSES
General and administrative	2,980,945	2,247,614	8,319,353	8,273,925
Research and development	290,657	433,800	848,993	1,073,074
Depreciation and amortization	166,155	168,507	500,492	496,976
Total Operating Expenses	3,437,757	2,849,921	9,668,838	9,843,975

LOSS FROM OPERATIONS	(318,289)	(1,329,498)	(1,716,951)	(3,072,011)

OTHER INCOME (EXPENSE)
Gain on sale of property and equipment	31,685	36,483	144,078	193,938
Other income (expense)	(2,984)	(48,349)	1,755	(49,667)
Interest income	33,067	103,364	82,698	255,289
Total Other Income	61,768	91,498	228,531	399,560

LOSS BEFORE INCOME TAXES	(256,521)	(1,238,000)	(1,488,420)	(2,672,451)

INCOME TAX BENEFIT	348,767	180,252	582,000	440,936

NET INCOME (LOSS)	$92,246	$(1,057,748)	$(906,420)	$(2,231,515)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(263,908)	$233,170	$39,183	$(336,986)
Unrealized gains (losses) on investments	(20,811)	(36,840)	26,744	(121,319)
Total Other Comprehensive Income (Loss)	(284,719)	196,330	65,927	(458,305)

TOTAL COMPREHENSIVE LOSS	$(192,473)	$(861,418)	$(840,493)	$(2,689,820)

BASIC EARNINGS (LOSS) PER SHARE	$—	$(0.02)	$(0.02)	$(0.05)
FULLY DILUTED EARNINGS (LOSS) PER SHARE	$—	$(0.02)	$(0.02)	$(0.05)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,239,236	47,933,318	48,095,404	47,717,114
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	49,328,808	47,933,318	48,095,404	47,717,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386
Stock based compensation	—	—	125,043	—	—	—	125,043
Stock issued in settlement of RSUs	49,113	49	(49)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(26,629)	—	—	—	(26,629)
Foreign currency translation	—	—	—	139,606	—	—	139,606
Unrealized losses on investments	—	—	—	(7,974)	—	—	(7,974)
Net loss	—	—	—	—	—	(601,500)	(601,500)
Balance, March 31, 2021	48,021,696	$51,434	$30,391,837	$(2,017,292)	$(5,353,019)	$21,927,972	$45,000,932
Stock based compensation	—	—	207,084	—	$—	—	207,084
Stock issued in settlement of RSUs	217,312	217	(217)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(16,200)	—	—	—	(16,200)
Foreign currency translation	—	—	—	163,485	—	—	163,485
Unrealized gains on investments	—	—	—	55,529	—	—	55,529
Net loss	—	—	—	—	—	(397,166)	(397,166)
Balance, June 30, 2021	48,239,008	$51,651	$30,582,504	$(1,798,278)	$(5,353,019)	$21,530,806	$45,013,664
Stock based compensation	—	—	142,754	—	—	—	142,754
Stock issued in exercise of stock options	3,000	3	2,670	—	—	—	2,673
Foreign currency translation	—	—	—	(263,908)	—	—	(263,908)
Unrealized losses on investments	—	—	—	(20,811)	—	—	(20,811)
Net income	—	—	—	—	—	92,246	92,246
Balance, September 30, 2021	$48,242,008	$51,654	$30,727,928	$(2,082,997)	$(5,353,019)	$21,623,052	$44,966,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586
Stock based compensation	—	—	66,348	—	—	—	66,348
Stock issued in exercise of stock options	2,000	2	2,018	—	—	—	2,020
Stock issued in settlement of RSUs and accrued bonuses	271,684	272	419,101	—	—	—	419,373
Tax withholdings paid related to stock based compensation	—	—	(148,879)	—	—	—	(148,879)
Foreign currency translation	—	—	—	(945,423)	—	—	(945,423)
Unrealized losses on investments	—	—	—	(157,354)	—	—	(157,354)
Net loss	—	—	—	—	—	(365,264)	(365,264)
Balance, March 31, 2020	47,685,661	$51,098	$29,922,760	$(3,518,237)	$(5,353,019)	$24,339,805	$45,442,407
Stock based compensation	—	—	183,850	—	—	—	183,850
Stock issued in settlement of RSUs	227,454	227	(227)	—	—	—	—
Foreign currency translation	—	—	—	375,267	—	—	375,267
Unrealized gains on investments	—	—	—	72,875	—	—	72,875
Net loss	—	—	—	—	—	(808,503)	(808,503)
Balance, June 30, 2020	47,913,115	$51,325	$30,106,383	$(3,070,095)	$(5,353,019)	$23,531,302	$45,265,896
Stock based compensation	—	—	101,745	—	—	—	101,745
Stock issued in settlement of RSUs	46,467	46	(46)	—	—	—	—
Foreign currency translation	—	—	—	233,170	—	—	233,170
Unrealized losses on investments	—	—	—	(36,840)	—	—	(36,840)
Net loss	—	—	—	—	—	(1,057,748)	(1,057,748)
Balance, September 30, 2020	$47,959,582	$51,371	$30,208,082	$(2,873,765)	$(5,353,019)	$22,473,554	$44,506,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(906,420)	$(2,231,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	971,712	860,028
Gain on sale of fixed assets	(144,078)	(193,938)
Bad debt expense	2,622	182,179
Stock awards issued for services	474,881	351,943
Changes in operating assets and liabilities:
Accounts receivable	(904,325)	3,404,439
Income taxes receivable/payable	(606,128)	(404,304)
Inventories	946,865	714,245
Prepaid expenses and other current assets	532,519	43,099
Deferred tax asset/liability	49,851	44,840
Accounts payable and accrued liabilities	540,322	(2,648,339)
Net Cash Provided by Operating Activities	957,821	122,677

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	101,169	16,313
Sale (purchase) of investments	(881,588)	1,814,070
Purchase of property and equipment	(138,562)	(1,146,400)
Net Cash Provided by (Used in) Investing Activities	(918,981)	683,983

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(42,829)	(148,879)
Cash received in exercise of stock options	2,673	2,020
Principal paid towards lease liability	(31,911)	(45,965)
Net Cash Used in Financing Activities	(72,067)	(192,824)

Effect of exchange rate changes on cash	14,331	(53,147)

NET CHANGE IN CASH	(18,896)	560,689
CASH AT BEGINNING OF PERIOD	9,148,312	7,358,856
CASH AT END OF PERIOD	$9,129,416	$7,919,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,689	$4,946
Income taxes	$17,150	$402,510
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$—	$419,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2021 and 2020

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at September 30, 2021 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020 ("Form 10-K").  The results of operations for the three and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The Company's accounting policies conform to "US GAAP."

The Company provides burner-management products, solutions and services primarily for the oil and gas industry within the US and Canadian markets. The Company has begun expanding outside of these markets to other international locations and into other industries with burner management requirements.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2021	December 31, 2020
Raw materials	$468,855	$328,772
Finished goods	7,917,491	9,229,298
Subtotal	8,386,346	9,558,070
Reserve for obsolescence	(913,596)	(1,143,298)
Total	$7,472,750	$8,414,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2021 and 2020
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	September 30, 2021	December 31, 2020
Assets classified as held for sale	$—	$623,805
Prepaid inventory	534,897	542,313
Prepaid insurance	315,327	217,465
Interest receivables	64,722	65,984
Vehicle trade-in credits	1,359	55,733
Other	268,412	173,128
Total	$1,184,717	$1,678,428

In the table above, the assets classified as "held for sale" consisted of an office building located in Spruce Grove, Alberta, Canada. During the nine months ended September 30, 2021, we sold the remaining three bays that were part of the office building, which resulted in a gain of $42,378 CAD that was recorded during the period.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	September 30, 2021	December 31, 2020
Employee-related payables	$1,159,283	$789,573
Inventory-related payables	50,916	158,519
Warranty liabilities	44,248	71,852
Other	167,925	176,926
Total	$1,422,372	$1,196,870

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for purposes of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 7.6 months.

The following table shows the components of financing lease cost:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Financing Lease Cost	2021	2020	2021	2020
Amortization of right-of-use assets	$9,811	$11,567	$31,014	$45,064
Interest on lease liabilities	337	699	2,690	4,946
Total financing lease cost	$10,148	$12,266	$33,704	$50,010

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2021 and 2020
The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2021 - remaining	$8,462
2022	12,803
2023	—
2024	—
2025	—
Thereafter	—
Total future minimum lease payments	$21,265
Less: Amount representing interest	338
Present value of future payments	$20,927
Current portion	$20,927
Long-term portion	$—

Because our office space leases are substantially all considered to be short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three and nine months ended September 30, 2021, we recognized $11,186 and $46,448, respectively, in short-term lease costs associated with office space leases.

NOTE 7 – STOCKHOLDERS' EQUITY

As of September 30, 2021, and December 31, 2020, the Company held 3,412,378 shares of its common stock in treasury at a total cost of $5,353,019, respectively.

On September 15, 2021, the Company's board of directors authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through September 30, 2022. Any purchases under the program will be made at the discretion of management. The size and timing of any purchases will depend on price, market and business conditions and other factors.

As of September 30, 2021, the Company had 361,409 restricted stock units ("RSUs"), 480,667 performance based restricted stock units, and 931,700 stock options outstanding with $703,804 in remaining compensation expense to be recognized over the next 1.7 years. See further details below about certain subsets of these outstanding equity-based awards.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2021 and 2020

The incentive compensation amounts earned under the 2021 EIP, if any, will be paid 50% in cash and 50% in shares of restricted stock under the Plan. In no event shall the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the Plan. The actual incentive compensation amounts, if any, will be determined by the Compensation Committee upon the completion of fiscal 2021 and paid by March 15, 2022, subject to all applicable tax withholding.

In addition to the 2021 EIP, the Board also approved as a long-term incentive plan the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the Plan (the “2021 LTIP”). The 2021 LTIP consists of total awards of up to 204,543 restricted stock units (“Units”) to Mr. Oviatt, up to 204,543 Units to Mr. Tidball, up to 85,908 Units to Mr. Fugal, and up to 47,973 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “Restricted Stock Unit Award Agreements”) between the Company and each participant. One agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2021 LTIP began on January 1, 2021 and terminates on December 31, 2023 (the “Performance Vesting Date”).

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

Mr. Fugal resigned, effective October 31, 2021, from his position as Vice President of Operations to pursue an opportunity as CEO of another company. Accordingly, Mr. Fugal will not be eligible to receive incentive compensation under the 2021 EIP, and his unvested restricted stock units will be forfeited.

The foregoing summary of the 2021 EIP, the 2021 LTIP and the Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2021 EIP and each of the Restricted Stock Unit Award Agreements, which the Company has filed as an exhibits to its quarterly report on Form 10-Q for the quarter ended June 30, 2021.

2020 EIP and LTIP

Due to economic uncertainties including those caused by the COVID-19 pandemic, the Board, with the support of the Company's executives, elected not to adopt an executive incentive plan ("2020 EIP") or long-term incentive plan ("2020

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2021 and 2020
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

2020 RSUs

On June 17, 2020, pursuant to the annual renewal of director compensation, the Board approved a grant of 270,966 RSUs to the Company's independent directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs vested on June 17, 2021. The awards resulted in a total compensation expense of $209,999, post forfeitures, which was recognized over the vesting period.

Mr. Arlen B. Crouch resigned from his position as a member of the Board, effective August 3, 2020. Mr. Crouch’s resignation did not result from any disagreements with management or the Board. On the effective date of Mr. Crouch's resignation, all of his unvested RSUs were forfeited. The related compensation expense associated with Mr. Crouch's unvested RSUs was recaptured. On July 30, 2020, the Board appointed Colleen Larkin Bell to serve as a director to fill the vacancy resulting from Mr. Crouch’s resignation, effective August 3, 2020. Ms. Bell was also appointed as Chair of the Nominating Committee and as a member of the Audit and Compensation Committees. As part of her compensation for her service as a director and committee member, on August 21, 2020, the Board approved a grant of 92,934 RSUs. Half of the RSUs vested immediately on the date of the grant and the remaining 50% of the RSUs vested on June 16, 2021. The awards resulted in a total compensation expense of $72,953 which was recognized over the vesting period.

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

On July 2, 2020 (the "July Grant Date"), upon the recommendation of the Compensation Committee, the Board approved the grant of a non-qualified stock option to purchase 100,000 shares of the Company’s common stock to each of Mr. Oviatt and Mr. Tidball under the Plan and pursuant to the standard form of notice of stock option grant and stock option agreement under the Plan (the “July 2020 Options”). The exercise price of the July 2020 Options is equal to the closing bid price of the Company's common stock on July 2, 2020, or $0.8439 per share. The July 2020 Options vest equally over a period of three years from the July Grant Date. Vesting occurs on the anniversary date of the July Grant Date, with one-third of the total shares vesting on each of the next three anniversaries of the July Grant Date. Vesting is contingent upon the executive’s continued employment with the Company on each applicable vesting date. The July 2020 Options expire on July 2, 2024. The July 2020 Options will result in a total compensation expense of $79,431 to be recognized over the vesting period.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2021 and 2020
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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of September 30, 2021.

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

Disaggregation of Revenue
All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Electronics	$2,327,854	$1,406,681	$6,196,529	$5,708,436
Manufactured	346,952	139,057	908,592	682,149
Re-Sell	3,621,930	1,971,542	9,223,689	7,986,792
Service	646,462	482,826	1,741,020	1,429,350
Total Revenue	$6,943,198	$4,000,106	$18,069,830	$15,806,727

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2021 and 2020
NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended September 30,
	2021			2020
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$92,246	48,239,236	$—	$(1,057,748)	47,933,318	$(0.02)

Effect of Dilutive Securities
Stock options & RSUs	—	1,089,572		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$92,246	49,328,808	$—	$(1,057,748)	47,933,318	$(0.02)

Stock options to purchase and RSUs to vest totaling 527,904 shares of common stock at a weighted average price of $0.83 per share were outstanding during the three months ended September 30, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between March 2021 and March 2024, were still outstanding at September 30, 2020.

	For the Nine Months Ended September 30,
	2021			2020
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net loss available to common stockholders	$(906,420)	48,095,404	$(0.02)	$(2,231,515)	47,717,114	$(0.05)

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	—

Diluted EPS
Net loss available to common stockholders + assumed conversions	$(906,420)	48,095,404	$(0.02)	$(2,231,515)	47,717,114	$(0.05)

Stock options to purchase and RSUs to vest totaling 1,773,776 shares of common stock at a weighted average price of $1.13 per share were outstanding during the nine months ended September 30, 2021, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These RSUs, which expire between December 2022 and December 2024, were still outstanding at September 30, 2021.

Stock options to purchase and RSUs to vest totaling 666,714 shares of common stock at a weighted average price of $0.85 per share were outstanding during the nine months ended September 30, 2020, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options, which expire between March 2021 and August 2024, were still outstanding at September 30, 2020.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2021 and 2020
NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Sales	2021	2020	2021	2020
Canada	$1,825,056	$755,701	$3,688,878	$2,365,118
United States	5,118,142	3,244,405	14,380,952	13,441,609
Total Consolidated	$6,943,198	$4,000,106	$18,069,830	$15,806,727

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Profit (Loss)	2021	2020	2021	2020
Canada	$(506,076)	$(473,395)	$(1,383,553)	$(1,059,627)
United States	598,322	(584,353)	477,133	(1,171,888)
Total Consolidated	$92,246	$(1,057,748)	$(906,420)	$(2,231,515)

			As of
Long-Lived Assets			September 30, 2021	December 31, 2020
Canada			$5,765,817	$6,049,790
United States			5,655,959	6,022,115
Total Consolidated			$11,421,776	$12,071,905

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued.

Pursuant to the board of directors approval of a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through September 30, 2022, the Company entered in to a 10b5-1 Plan in September of 2021. After an initial 30-day cooling off period the Company began purchasing shares of common stock pursuant to the terms of the 10b5-1 Plan in October of 2021. The Company is not obligated to make any purchases and the program may be suspended or discontinued at any time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three and nine-month periods ended September 30, 2021 and 2020. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2020.

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

Principal Products and Services

Across the energy industry, there are numerous demands for heat generation and control. Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat as part of their production and or processing functions. This heat is generated through the process of combustion, which must be controlled, managed, and supervised. Combustion and the resulting generation of heat are integral to the process of separating, treating, storing, incinerating, and transporting oil and gas. Factors such as specific gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the need for heat generation in oil and gas production and processing applications. Our burner-management systems ignite, monitor, and manage pilot and burner systems that are utilized in this process. Our technology affords remote operation, reducing the need for employee interaction with the appliance's burner for purposes such as re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce emissions by efficiently reigniting a failed flame, thereby improving efficiencies and up-time. Our extensive service and combustion experience enables us to provide customers with solutions that are consistent with industry trends and regulatory requirements to mitigate environmental impacts and reduce emissions through increased efficiency.

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

Operator safety is at the heart of our burner-management solution technology. The use of these systems helps our customers increase the likelihood that their employees perform their jobs safely and return home each day. Adding greater physical distance between humans and the combustion process, as well as ensuring gas supplies are properly shutoff when no flame is present, are two of the critical elements of how our burner-management solutions help protect human life.

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total Revenues	$6,943,198	$6,034,283	$5,092,349	$5,651,883	$4,000,106
Gross Profit Percentage	44.9%	44.0%	42.7%	48.8%	38.0%
Operating Expenses	$3,437,757	$3,252,169	$2,978,912	$2,762,437	$2,849,921
Loss from Operations	$(318,289)	$(594,437)	$(804,225)	$(8,200)	$(1,329,498)
Net Income (Loss)	$92,246	$(397,166)	$(601,500)	$55,918	$(1,057,748)
Operating Cash Flow	$(598,001)	$(264,843)	$1,820,665	$141,723	$(724,342)

Revenues for the quarter ended September 30, 2021, increased by 74% or $2,943,092 compared to the quarter ended September 30, 2020, which was mostly driven by improved customer demand associated with modest recoveries from the COVID-19 pandemic and associated macro industry challenges. The average oil price during the three months ended September 30, 2021, was $70.58 per barrel compared to $40.89 per barrel for the same period of last year, representing an increase of 73%. Additionally, the third quarter of 2021 weekly average rig count for North America was 634 compared to 287 in the same period of last year, which represents an increase of 121%. Although oil prices have recovered from the historic lows of 2020, which were caused by a flood of supply from Russia and Saudi Arabia and a dramatic drop in global demand due to the COVID-19 pandemic, the operating environment in the third quarter of 2021 continued to be characterized by uncertainty surrounding economic recovery from the COVID-19 pandemic and geopolitical factors. This uncertainty continued to create strain in oil supply and demand dynamics. As a result of these extraordinary macro pressures and uncertainties, exploration and production companies remain cautious and have not invested in new production at the same pace as they did prior to the pandemic when oil prices were last at their current levels. Until our customers return to higher capital expenditure levels, our business is likely to continue to be adversely affected.

Our gross profit margin for the third quarter of 2021 was up 6.9% from the same quarter of last year but was below our historically expected range. The gross margin percentage normally fluctuates each quarter due to changes in product mix and product related reserves, which contributed to the change in gross profit margin for the third quarter of 2021. During the third quarter of 2021, a smaller portion of our revenue was generated from service work which also contributed to the increase in profit margin compared to the same quarter last year. Fixed costs will continue to impact our gross profit margin until revenues recover.

Operating expenses increased $587,836 from the same quarter of last year, which is primarily a result of increases in employee related costs and travel expense as we unwound the significant cost reduction measures implemented 2020 in response to the COVID-19 pandemic and the resulting oil market supply and demand dynamics.

Due to the factors discussed above, we reported a net loss from operations of $318,289 for the quarter ended September 30, 2021, compared to a net loss from operations of $1,329,498 for the same quarter in 2020.

During 2021, the Company engaged tax consultants to advise on the Company's transfer pricing policies between its US and Canadian subsidiaries. Updates were made to the Company's transfer pricing approach in the third quarter of 2021, which has allowed for the recognition of a portion of the total tax loss carryforwards in its Canadian subsidiary. We anticipate fully utilizing these tax losses in the coming years before they expire.

Due to the combination of factors discussed above relating to operating losses and recognition of tax loss carry forwards, we reported net income of $92,246 for the quarter ended September 30, 2021, compared to a net loss of $1,057,748 for the same quarter in 2020.

Operating cash flows increased during the third quarter of 2021 compared to the third quarter of 2020, due primarily to changes in working capital balances, including customer accounts receivable, accounts payable and inventory.

The global COVID-19 pandemic continued to impact our business during the third quarter of 2021 and will likely continue to impact our business in future quarters. However, we remain optimistic that our results of operations will improve as vaccine distribution continues and a larger percentage of the population becomes immune to infection, which we anticipate will result in improved global economic conditions and greater demand for oil and gas.

Comparison of the nine months ended September 30, 2021 and 2020

The table below presents certain financial data comparing the nine months ended September 30, 2021 to the same period ended September 30, 2020:

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Total Revenues	$18,069,830	$15,806,727	$2,263,103	14.3%
Gross Profit Percentage	44.0%	42.8%		1.2%
Operating Expenses	$9,668,838	$9,843,975	$(175,137)	(1.8)%
Loss from Operations	$(1,716,951)	$(3,072,011)	$1,355,060	(44.1)%
Net Loss	$(906,420)	$(2,231,515)	$1,325,095	(59.4)%
Operating Cash Flow	$957,821	$122,677	$835,144	680.8%

Revenues during the nine-month period ended September 30, 2021, increased 14.3% compared to the same period of last year. The increase in revenue was largely due to ongoing improvements in the economic recovery from the COVID-19 pandemic and higher oil and gas prices. Our gross profit percentage increased slightly by 1.2% during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to changes in product mix, direct labor costs, inventory adjustments and the fixed cost structure within cost of goods and services. Operating expenses decreased 1.8% year-over-year due to our focus on cost control measures in the last nine months of 2020. Due to improvements in revenue, a slight reduction in operating costs, and realization of tax benefits related to prior tax losses in our Canadian subsidiary, we recognized a net loss of $906,420 for the nine months ended September 30, 2021, compared to a net loss of $2,231,515 for the same period in 2020.

Liquidity and Capital Resources

Working capital at September 30, 2021 was $21,993,779, compared to $23,420,475 at December 31, 2020.

Our liquidity position is impacted by operating, investing and financing activities. During the nine months ended September 30, 2021, we generated $957,821 of positive cash flow from operating activities, primarily due to cash received from selling the remaining bays from our old office building in Canada and from changes in inventory levels, which was partially offset by the impact of changes in accounts receivable and income tax accounts. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the nine months ended September 30, 2021, we used $918,981 of cash in investing activities, primarily due to the reinvestment of cash from financial investment maturities in our bond and CD portfolio. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the nine months ended September 30, 2021, we used $72,067 of cash in financing activities, primarily related to equity awards issued to management. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock. We did not purchase any treasury stock during the first nine months of 2021; however, our Board has authorized the repurchase of up to $2 million of our common stock from time to time through September 30, 2022, at the discretion of management. The extent to which the global COVID-19 pandemic will continue to affect our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of September 30, 2021, we held $18,489,882 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above. See also Item 1A.  Risk Factors for further discussion on the impact of COVID-19 on our business.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROFIRE ENERGY, INC.

Date:	November 3, 2021	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	November 3, 2021	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer