Form 10-K
period 2021-12-31
PROFIRE ENERGY INC
filed 2022-03-08
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __December 31, 2021___
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold as of the last business day of our most recently completed second fiscal quarter was approximately $42,532,769.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PFIE	NASDAQ

As of March 7, 2022, the registrant had 51,840,239 shares of common stock, par value $0.001, issued and 47,514,864 shares outstanding.

Documents Incorporated by Reference:  Portions of the Profire Energy, Inc. Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

Overview

We are a technology company providing solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances while mitigating potential environmental impacts related to the operation of these devices. Our legacy business is primarily focused in the upstream, midstream, and downstream transmission segments of the oil and gas industry. However, in recent years, we have commenced identifying applications and completed several installations in other industries where we believe our solutions will be applicable as we expand our addressable market over time. We specialize in the engineering and design of burner and combustion management systems and solutions used on a variety of natural and forced draft applications. We sell our products and services primarily throughout North America. Our experienced team of sales and service professionals are strategically positioned across the United States and Canada providing support and service for our products.

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

We initially developed our first burner-management controller in 2005. Since that time, our systems have become widely adopted throughout the United States and Western Canada. Profire burner-management systems have been designed to comply with widely accepted safety and industrial codes and standards in North America, including those prescribed and certified by the Canadian Standards Association (CSA), Underwriters Laboratories (UL), and Safety Integrity Level (SIL) standards.

Our systems and solutions have been widely adopted by exploration and production companies (E&P), midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include, Antero, ATCO, Chevron, CNRL, Concho Resources, Devon Energy, Dominion Energy, EQT, Kinder Morgan, National Grid, Ovintiv, Oxy, Range Resources, Williams, XTO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in international markets and the broader combustion industries.

Environmental, Social and Governance Focus

As guiding principles and core to our strategy, our products and solutions are developed with a focus on safety, environmental impacts, reliability, and efficiency. Protecting human life, protecting the environment, and protecting our customers’ investments are key guiding principles. Our products play a crucial role in supporting our customers’ existing and future initiatives regarding improving workplace safety and environmental impacts.

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

Operator safety is at the heart of burner-management solution technology. Integration of our solutions and products helps our customers increase the likelihood that their employees return home safe each day. Adding greater physical distance between humans and the combustion process, as well as ensuring gas supplies are properly shut off when no flame is present, are two of the critical elements of how our burner-management solutions help protect human life.

Principal Markets and Distribution Methods

Our principal market is the oil and gas industry of the United States and Western Canada, specifically, the Permian, Marcellus, Niobrara, Bakken, STACK, SCOOP and Eagle Ford US basins as well as the Duvernay and Montney and other formations located in Canada. We place a strong emphasis on developing and fostering direct relationships with end users on many fronts including environmental, health and safety, automation, engineering, and field operations leaders and team members.

Due to the nature of our legacy business, we collaborate with and sell to many Original Equipment Manufacturers (OEMs) who manufacture production, processing, and heating equipment as well as other strategic partners that deliver Instrumentation and Electrical (I&E) services in the industry. These channels provide us with a relatively easy-to-scale augmentation to our sales and service teams.

Although our primary focus is on serving the oil and gas industry, we continue to look for expansion opportunities and development projects to diversify our product and market footprint in other industries. Some industries of focus include power generation, agriculture, construction and infrastructure, hydrogen production, mining, biogas, and soil reclamation.

Competition

Profire has several competitors including ACL, Combustex, SureFire, and Platinum. These companies offer similar products and services to Profire, but at a smaller scale. While price is a significant method of competition within the oil and gas industry, we believe the most important competitive factors are performance, quality, reliability, durability, and product support and service expertise. We believe a quality-focused approach will support us in remaining competitive.

As we continue to develop products and capabilities, we have begun to compete with companies such as Honeywell Thermal, Emerson, and Siemens in connection with larger, more complex applications. As we continue to expand further into downstream oil and gas applications and outside of traditional oil and gas markets, we expect this competition to intensify.

Sources and Availability of Raw Materials

We operate under release date purchase orders with the majority of our suppliers, including our international-based supply chain. This allows for our procurement team to work closely with our suppliers to navigate market fluctuations and the changing needs of our customers. In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components needed for our systems. However, as industry activity levels fluctuate and global economic pressures change, we have begun to see upward pressure on the prices of system components, which may persist for some time.

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

We utilize third-party contract manufacturers, including Logican Technologies, to assemble our burner-management system controllers, along with other proprietary products. We believe this has provided us with improved manufacturing efficiencies. Additionally, the use of third-party fabricators enables us to concentrate our capital on liquidity maintenance, research and development projects, and other strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturers are able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system. Using specialty equipment and processes provided by us, our control systems are tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing and ensure the programming for each system is ready for the anticipated environment of the customer. Shipments to us from our manufacturers are usually limited to a few hundred units at a time, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire manufacturing process is typically completed within 90 to 120 days of the manufacturer receiving our purchase order and having all the necessary components on-hand. Due to the global supply chain challenges over the past two years, we have begun to experience significant increases to some of the long lead time components used in our systems.

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

Dependence upon Major Customers

During the fiscal years ended December 31, 2021 and December 31, 2020, no single customer accounted for more than 10% of our total revenues. Nonetheless, the loss of a major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Patents, Trademarks and Other Intellectual Property

We have filed or acquired several patent applications for various product innovations. We intend to continue to assess the strategic and financial value of each potential patent as we develop various intellectual properties.

While our patents and patent applications as a group are important, we do not consider any patent or applications to be of such importance that the loss or expiration thereof would have a material adverse effect on our business.

Need for Governmental Approval of our Principal Products or Services

We are required to obtain certain safety certifications/ratings for our combustion-management systems before they are released to the market. We have received the appropriate certifications including CSA, Intertek, and UL certifications for our burner-management systems.

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

•B149.3-10, which has evolved in recent years and is effective for Alberta, Canada, governs the safety precautions that must be met concerning the ignition of the pilot and the main burner in Alberta. It requires a programmable control to be used, if the controller complies with certain certification requirements promulgated by the CSA.
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

Our burner-management systems help companies comply with these regulations and other clean air and emissions reduction initiatives and requirements. On behalf of our customers, we monitor regulatory requirements that impact their businesses and industries. We are currently monitoring the impact of the Methane Waste Prevention Act of 2021, the Clean Energy and Sustainability Accelerator Act, EPA New Source Performance Standards as part of 40 CFR Subpart OOOO and OOOOa, and others. We believe our burner-management systems and ancillary products can help customers meet the more stringent standards being proposed. We have assigned sales and service professionals to specific geographic areas to ensure we have a strong presence in the states and provinces with specific safety and emissions regulations.

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

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the fiscal years ended December 31, 2021 and December 31, 2020, we spent $1,120,080 and $1,299,103, respectively, on research and development programs.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently existing in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.

During the fiscal years ended December 31, 2021 and December 31, 2020, respectively, we did not incur material direct costs to comply with applicable environmental laws. There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Corporate Structure

We were incorporated on May 5, 2003 in the State of Nevada. We have four wholly-owned subsidiaries: Profire Combustion, Inc., an Alberta, Canada corporation; Prochem, ULC, an Alberta, Canada unlimited liability corporation; Profire Holdings, LLC, a Utah limited liability company; and Midflow Services, an Ohio limited liability company.

Employees

As of December 31, 2021, we had a total of 98 employees, 90 of whom were full-time employees.

Executive Officers of the Registrant

Name	Age	Positions Held
Brenton W. Hatch	71	Special Advisor & Chairman (July 2021 to present)
		Executive Chairman (Jul 2020 to Jun 2021)
		Chief Executive Officer and President (2008- Jun 2020)
Ryan Oviatt	48	Co-Chief Executive Officer and Co-President (2020 to present)
		Chief Financial Officer (2015 to present)
Cameron Tidball	45	Co-Chief Executive Officer and Co-President (2020 to present)
		Chief Business Development Officer (2018-2020)
Patrick Fisher	44	Vice President of Product Development (2019 to present)

Effective October 31, 2021, our Vice President of Operations, Jay Fugal, resigned from his position with the Company to pursue an opportunity as CEO of another company. Profire completed some internal reorganizations following Jay's resignation but did not appoint an Executive Officer as a replacement.

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

Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil and gas industry in which we operate. The rapid spread of the virus led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, nearly all of which materially reduced global demand for crude oil. Although many of these restrictions have been loosened or lifted around the world, the extent to which the global COVID-19 pandemic will continue to affect our business, financial condition, liquidity, results of operations, prospects, and the demand for our products will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the global COVID-19 pandemic and the effectiveness of actions taken to contain the coronavirus or treat its impact now or in the future, among others.

Some impacts of the global COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity and results of operations, include:

• significant changes in prices for oil production, resulting from world-wide swings in demand and resulting over or under supply of existing production;

• further decreases in the demand for oil production, resulting from significantly decreased levels of global, regional and local travel as a result of new or additional federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of the virus and any new variant;

• increased likelihood that our customers will make rapid changes to capital expenditures due to oil prices fluctuations, swings in demand for oil production and other factors that could impact production;

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

Oil prices can have significant impact on the demand for our products. The global COVID-19 pandemic negatively impacted global oil demand to an unprecedented degree. Although oil prices have recovered significantly and reached historic pre-pandemic levels in February 2022, future oil prices remain highly uncertain due to the COVID-19 pandemic and other global political and economic factors. Uncertainty regarding the supply and demand for oil is likely to lead to increased volatility in the price of oil, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Changes in the level of capital-spending by our customers could materially and adversely impact our business and financial condition.

Our principal customers are oil and natural gas exploration and production companies that operate in the upstream and midstream space and the original equipment manufacturers, or OEM’s, that supply the exploration and production companies with the required production and processing equipment. Thus, the results of our operations and financial condition depend on the level of capital spending by our customers. The energy industry's level of capital spending is significantly influenced by the prevailing commodity prices of natural gas and crude oil because the amount of crude oil and natural gas that our customers can economically produce also depends on the prevailing prices for those commodities. Volatility in commodity prices may make our customers reluctant to invest in the oil and gas industry where our products would be used.  Although our products may enhance the operational efficiency of producing wells, other operational decisions and behaviors by producers could lead to reductions or delays in the capital spending of our customers and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

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

A portion of our consolidated revenue and consolidated operating income is in Canadian dollars.  As a result, we are subject to significant risks, including:

•Canadian currency exchange risks resulting from changes in Canadian currency exchange rates and the execution of controls in this area; and

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

We purchase equipment provided by a limited number of manufacturers. During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment. There are a limited number of suppliers for certain materials used in burner-management systems, our largest product line. Although these materials are generally available, supply disruptions may occur due to factors beyond our control. Such disruptions, delayed deliveries, and higher prices could limit our ability to meet our customers' needs, or could increase the related costs, thus possibly reducing our revenues and profits.

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

Our success may depend, in part, on our ability to obtain and maintain patent and other intellectual property protection with respect to our proprietary technology and products. In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights is highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the same, especially in jurisdictions in which we hope to secure protection, may diminish the value of patents or narrow the scope of patent protection.  Publications of discoveries in the scientific literature often lag behind actual discoveries, and patent applications, in the United States and other jurisdictions. As a result, such discoveries are typically not published until 18 months after filing, or in some cases not at all. Therefore, we may not have been the first to make the inventions claimed in our patents or pending patent applications, or we may not have been the first to file for patent protection of such inventions.

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

To remain competitive in the market for combustion and other emissions control technologies, we must continue to develop and commercialize new products. If we are not able to develop commercially competitive products in a timely manner in response to industry demands, our business and revenues will be adversely affected. Our future ability to develop new products depends on our ability to:

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

We invest in industry standard security technology to protect our data and business processes against risk of data security breach and cyber-attack. Our data security management program includes identity, trust, vulnerability, and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards.

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

As of December 31, 2021, our executive officers, directors, and certain beneficial owners owned approximately 35% of our common stock. As a result, our insiders have sufficient voting power to significantly influence the outcome of many matters requiring stockholder approval. These matters may include:
•the composition of our Board of Directors, which has the authority to direct our business, appoint and remove our officers, and declare dividends;

•approving or rejecting a merger, consolidation, or other business combination;

•raising future capital; and

•amending our articles of incorporation and bylaws.

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal control over financial reporting and to disclose any changes in internal control over financial reporting. In Item 9A of this report, we disclose that with respect to the standards of Section 404 of the Sarbanes-Oxley Act of 2002, the internal controls-standard to which we are subject, we concluded that our internal control over financial reporting was effective as of December 31, 2021. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we concluded that our internal controls over financial reporting were effective as of December 31, 2021, we cannot be certain that our internal control practices will ensure that we will have or maintain adequate internal control over our financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations.

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

On April 24, 2020, we received written notice from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the closing bid price for our common stock closed below $1.00 per share for the previous 30 consecutive business days. We did not regain compliance during the initial compliance period, as extended by Nasdaq due to conditions related to the COVID-19 pandemic, which ended on December 28, 2020, and we requested an additional 180 calendar day period to regain compliance with the Minimum Bid Price Requirement. On January 27, 2021, Nasdaq notified us that we had regained compliance with the Minimum Bid Price Requirement and the matter was closed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table lists the location and description of each of our facilities, the current lease expiration date (when applicable), and the facility's principal use, and approximate square footage:

Location	Lease Expiration	Use	Square Footage
Lindon, Utah	Owned	Corporate HQ & Warehouse Assembly	50,500
Acheson, Alberta	Owned	Office & Warehouse Assembly	25,500
Greeley, Colorado	Owned	Office & Warehouse Storage	2,750
Victoria, Texas	July 31, 2022	Office & Warehouse Assembly	3,250
Homer City, Pennsylvania	May 10, 2022	Office & Warehouse Storage	2,100
Millersburg, Ohio	Month-to-Month	Office & Warehouse Assembly	1,600

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of December 31, 2021, Management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject that we believe could have a material impact on our operations or financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Registrant's Common Equity and Holders

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "PFIE." As of March 7, 2022, there were approximately 81 shareholders of record for our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks, or other fiduciaries.

Dividends

The Company has not declared or paid any dividends in the past two years and does not intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below displays information relating to equity compensation:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,622,573	$0.35	2,234,970
Equity compensation plans not approved by security holders	—	—	—
Total	1,622,573	$0.35	2,234,970

Issuer Purchases of Equity Securities

Pursuant to the board of directors' approval of a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through September 30, 2022, the Company entered into a 10b5-1 Plan in September 2021. After an initial 30-day cooling off period the Company began purchasing shares of common stock pursuant to the terms of the 10b5-1 Plan in October 2021. The Company is not obligated to make any purchases and the program may be suspended or discontinued at any time.

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October	140,234	$1.20	140,234	$1,832,199
November	252,257	$1.22	252,257	$1,524,050
December	272,040	$1.02	272,040	$1,245,426
Total	664,531		664,531

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this annual report on Form 10-K.

Results of Operations

Revenues, Cost of Goods Sold, and Gross Profit

The table below presents information regarding revenues, cost of goods sold, and gross profit.

	For the Year Ended December 31, 2021	% of Revenue	For the Year Ended December 31, 2020	% of Revenue	$ Change	% Change
Total Revenues	26,356,176	100%	21,458,609	100%	$4,897,567	23%
Total Cost of Goods Sold	14,955,161	57%	11,932,408	56%	$3,022,753	25%
Gross Profit	11,401,015	43%	9,526,201	44%	$1,874,814	20%

Total revenues increased by 23% which was primarily driven by improved customer demand associated with modest recoveries from the COVID-19 pandemic and associated macro industry challenges. The average oil price in 2021 was $68.14 per barrel compared to $39.16 per barrel in 2020, representing an increase of 74%. The 2021 weekly average of the onshore rig count for North America was 595, up 18% from a weekly average of 505 rigs in 2020. Although oil prices have recovered from the historic lows of 2020, which were caused by a flood of supply from Russia and Saudi Arabia and a dramatic drop in global demand due to the COVID-19 pandemic, the operating environment in 2021 continued to be characterized by uncertainty surrounding economic recovery from the COVID-19 pandemic and geopolitical factors. This uncertainty continued to create strain in oil supply and demand dynamics. As a result of these extraordinary macro pressures and uncertainties, exploration and production companies remain cautious and have not invested in new production at the same pace as they did prior to the pandemic when oil prices were last at their current historic levels. Despite this ongoing challenges, we were able to increase revenue and business activity year over year.

Total cost of goods sold increased, in large part, due to the increase in revenues. As a percentage of revenue, cost of goods sold increased during 2021 due to changes in product mix and product related services as well as due to inflationary pressures for both direct and indirect costs. We continue to work with our suppliers in an effort to control our inventory costs and limit the impacts of inflation. As a result of these changes, total gross profit increased by $1,874,814 during 2021 compared to 2020, but as a percentage of revenues, total gross profit decreased due to factors described above.

Operating Expenses

The table below presents information on operating expenses:

	For the Year Ended December 31, 2021	% of Revenue	For the Year Ended December 31, 2020	% of Revenue	$ Change	% Change
General and administrative expenses	11,533,496	44%	10,641,122	50%	$892,374	8%
Research and development	1,120,080	4%	1,299,103	6%	$(179,023)	(14)%
Depreciation and amortization expense (inclusive of amounts in COGS)	1,255,647	5%	1,163,722	5%	$91,925	8%

General and administrative expenses increased by $892,374 or 8% during 2021 compared to 2020 but decreased as a percentage of revenue because we were able to keep the increase in fixed costs lower than the growth in revenues during the same period. The increase in 2021 was driven primarily by employee costs as we unwound some of the significant, but temporary, cost reduction measures implemented in 2020 in response to the COVID-19 pandemic and the resulting oil market supply and demand dynamics. Increases also resulted from supply chain challenges and rising inflation.

Research and development expenses decreased by $179,023 or 14% during 2021 compared to 2020 and decreased slightly as a percentage of revenue. These decreases were largely a result of higher certification related costs and activities in the prior year. We continue to prioritize research and development projects to ensure that we remain a leader in technology and automation in the oil and gas industry. We intend to expand our research and development efforts during 2022 in order to further diversify and enhance our product offerings.

Depreciation and amortization expense (inclusive of amounts in COGS) increased by $91,925 or 8% in 2021 compared to 2020 due in part to the completion of our new Canada building in 2020 which increased depreciation after the building was finalized and placed in service. The increase in depreciation from our new building was recorded throughout all of 2021 but not for the full year in 2020, which explains why depreciation and amortization expense increased.

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

We acquired land for a new office building and research and development facility in Canada in June of 2018. In the first quarter of 2020, we completed the construction of this new building in Acheson, Canada. Excluding the cost of the land, the total cost of the building was approximately $4,600,000 USD. We completed the sale of the old office building in Canada in January 2021 and received overall cash proceeds from the sale of $1,154,714 CAD.

The table below presents information on cash and investments:

	December 31, 2021	December 31, 2020	$ Change	% Change
Cash and cash equivalents	8,188,270	9,148,312	$(960,042)	(10)%
Short-term investments	1,013,683	2,388,601	$(1,374,918)	(58)%
Long-term investments	8,259,809	6,064,294	$2,195,515	36%
Total	17,461,762	17,601,207	(139,445)	(1)%

The Company invests its available cash in investment grade securities. All of the investments either mature within one year or historically can be sold quickly in response to liquidity needs, if necessary.

The table below presents information regarding cash flows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	$ Change	% Change
Net Cash Provided by Operating Activities	$648,927	$264,400	$384,527	145%
Net Cash Provided by (Used in) Investing Activities	$(817,503)	$1,766,664	$(2,584,167)	(146)%
Net Cash Used in Financing Activities	$(836,139)	$(210,435)	$(625,704)	297%
Effect of exchange rate on Cash	$44,673	$(31,173)	$75,846	243%
Net Increase (Decrease) in Cash	$(960,042)	$1,789,456	$(2,749,498)	(154)%

Our liquidity position is impacted by operating, investing and financing activities. During the year ended December 31, 2021, we generated $648,927 of positive cash flow from operating activities. Most of this was generated through cash operating activities excluding non-cash expenses. The various movements in working capital items offset one another to a small net increase in working capital during the year. The sizable increase in accounts receivable was offset by the decrease in inventory and the increase in accounts payable. During the year ended December 31, 2021, we used $817,503 of cash in investing activities, primarily due to liquid investment purchases, partially offset by cash proceeds from the sale of property and equipment. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the year ended December 31, 2021, we used $836,139 of cash in financing activities, primarily related to the purchase of treasury stock. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock.

The global COVID-19 pandemic continued to impact our business in 2021 and as a result, we have remained focused on reinvesting in and building back our corporate structure as we continue to navigate the uncertainty caused by the pandemic and the resulting oil market supply and demand imbalance. The extent to which the global COVID-19 pandemic will continue to affect our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of December 31, 2021, we hold $17,461,762 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Profire Energy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2011.

Salt Lake City, UT
March 8, 2022

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of
ASSETS	December 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$8,188,270	$9,148,312
Short-term investments (note 2)	1,013,683	2,388,601
Accounts receivable, net	6,262,799	3,719,508
Inventories, net (note 3)	7,185,248	8,414,772
Prepaid expenses and other current assets (note 4)	1,025,276	1,678,428
Income tax receivable	560,445	486,154
Total Current Assets	24,235,721	25,835,775

LONG-TERM ASSETS
Net deferred tax asset	163,254	—
Long-term investments (note 2)	8,259,809	6,064,294
Financing right-of-use asset	65,280	50,094
Property and equipment, net (note 5)	11,185,539	12,021,811
Intangible assets, net (note 6)	1,549,138	1,771,870
Goodwill (note 6)	2,579,381	2,579,381
Total Long-Term Assets	23,802,401	22,487,450
TOTAL ASSETS	$48,038,122	$48,323,225

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,822,559	$1,178,979
Accrued liabilities (note 7)	1,872,348	1,196,870
Current financing lease liability (note 8)	30,214	39,451
Total Current Liabilities	3,725,121	2,415,300
LONG-TERM LIABILITIES
Net deferred income tax liability	136,106	522,870
Long-term financing lease liability (note 8)	35,912	12,669
TOTAL LIABILITIES	3,897,139	2,950,839

STOCKHOLDERS' EQUITY (note 9)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,720,142 issued and 47,643,233 outstanding at December 31, 2021, and 51,384,961 issued and 47,972,583 outstanding at December 31, 2020	51,720	51,385
Treasury stock, at cost	(6,107,593)	(5,353,019)
Additional paid-in capital	30,819,394	30,293,472
Accumulated other comprehensive loss	(2,100,467)	(2,148,924)
Retained earnings	21,477,929	22,529,472
TOTAL STOCKHOLDERS' EQUITY	44,140,983	45,372,386
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,038,122	$48,323,225
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
REVENUES (note 11)
Sales of goods, net	$23,690,994	$19,395,639
Sales of services, net	2,665,182	2,062,970
Total Revenues	26,356,176	21,458,609

COST OF SALES
Cost of goods sold-product	12,825,906	10,378,367
Cost of goods sold-services	2,129,255	1,554,041
Total Cost of Goods Sold	14,955,161	11,932,408

GROSS PROFIT	11,401,015	9,526,201

OPERATING EXPENSES
General and administrative	11,533,496	10,641,122
Research and development	1,120,080	1,299,103
Depreciation and amortization	762,439	666,187
Total Operating Expenses	13,416,015	12,606,412

LOSS FROM OPERATIONS	(2,015,000)	(3,080,211)

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	192,183	306,871
Other income (expense)	8,715	(67,078)
Interest income	133,201	181,254
Total Other Income	334,099	421,047

LOSS BEFORE INCOME TAXES	(1,680,901)	(2,659,164)

INCOME TAX BENEFIT (note 12)	629,358	483,567

NET LOSS	$(1,051,543)	$(2,175,597)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	$54,006	$240,013
Unrealized gains (losses) on investments	(5,549)	26,523
Total Other Comprehensive Income	48,457	266,536

COMPREHENSIVE LOSS	$(1,003,086)	$(1,909,061)

BASIC LOSS PER SHARE (note 13)	$(0.02)	$(0.05)
FULLY DILUTED LOSS PER SHARE (note 13)	$(0.02)	$(0.05)
BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,070,581	47,778,063
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,070,581	47,778,063
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	47,411,977	$50,824	$29,584,172	$(2,415,460)	$(5,353,019)	$24,705,069	$46,571,586
Stock based compensation	—	—	443,127	—	—	—	443,127
Stock issued in exercise of stock options	2,000	2	2,018	—	—	—	2,020
Stock issued in settlement of RSUs and accrued bonuses	558,606	559	418,814	—	—	—	419,373
Tax withholdings paid related to stock based compensation	—	—	(154,659)	—	—	—	(154,659)
Foreign currency translation	—	—	—	240,013	—	—	240,013
Unrealized gains on investments	—	—	—	26,523	—	—	26,523
Net Income For the Year Ended December 31, 2020	—	—	—	—	—	(2,175,597)	(2,175,597)
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386

Stock based compensation	—	—	567,077	—	—	—	567,077
Stock issued in exercise of stock options	7,000	7	6,046	—	—	—	6,053
Stock issued in settlement of RSUs	328,181	328	(328)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(46,873)	—	—	—	(46,873)
Treasury stock repurchased	(664,531)	—	—	—	(754,574)	—	(754,574)
Foreign currency translation	—	—	—	54,006	—	—	54,006
Unrealized losses on investments	—	—	—	(5,549)	—	—	(5,549)
Net Loss For the Year Ended December 31, 2021	—	—	—	—	—	(1,051,543)	(1,051,543)
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
OPERATING ACTIVITIES
Net loss	$(1,051,543)	$(2,175,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,255,647	1,176,707
Gain on sale of fixed assets	(192,183)	(306,871)
Bad debt expense	15,979	184,293
Stock awards issued for services	567,077	443,127
Changes in operating assets and liabilities:
Accounts receivable	(2,595,483)	2,268,435
Income taxes receivable/payable	(101,990)	(404,345)
Inventories	1,247,004	1,216,200
Prepaid expenses and other current assets	705,575	157,053
Deferred tax asset/liability	(524,791)	83,595
Accounts payable and accrued liabilities	1,323,635	(2,378,197)
Net Cash Provided by Operating Activities	648,927	264,400

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	177,851	514,448
Sale (purchase) of investments	(826,827)	2,799,547
Purchase of property and equipment	(168,527)	(1,547,331)
Net Cash Provided by (Used in) Investing Activities	(817,503)	1,766,664

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(46,873)	(154,659)
Cash received in exercise of stock options	6,053	2,020
Purchase of treasury stock	(754,574)	—
Principal paid towards lease liability	(40,745)	(57,796)
Net Cash Used in Financing Activities	(836,139)	(210,435)

Effect of exchange rate changes on cash	44,673	(31,173)

NET INCREASE (DECREASE) IN CASH	(960,042)	1,789,456
CASH AT BEGINNING OF PERIOD	9,148,312	7,358,856

CASH AT END OF PERIOD	$8,188,270	$9,148,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,205	$6,090
Income taxes	$17,150	$402,510
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in settlement of accrued bonuses	$—	$419,373

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020

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

The Company specializes in the engineering and design of burner-management systems and solutions used on a variety of oilfield and industrial natural-draft fire and forced-air combustion applications. We sell our products and services primarily throughout North America and Canada.

Recent Accounting Pronouncements

Accounting Standards Update No. 2021-10 —Government Assistance (Topic 832) —Disclosures by Business Entities about Government Assistance This update was issued to increase the transparency of government assistance by requiring entities to disclose the type of government assistance received, how the assistance was accounted for, and the effect of the assistance on the entity's financial statements. The amendments in this update are effective for annual periods beginning after December 15, 2021 and can be applied either prospectively or retrospectively. We evaluated the impact of this new guidance and determined that we will adopt the provisions of ASU 2021-10 as of December 15, 2021 on a retrospective basis. See Note 17 for additional information.

The Company has evaluated all other recent accounting pronouncements and determined that the adoption of other pronouncements applicable to the Company has not had, nor is expected to have, a material impact on the Company's financial position, results of operations, or cash flows.

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

Foreign Currency and Comprehensive Income

The functional currencies of the Company and its subsidiaries in the United States and Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the subsidiary Profire Combustion, Inc. were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.7859 and 0.7843 were used to convert the Company's December 31, 2021 and December 31, 2020 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7845 and 0.7809 for the years ended December 31, 2021 and December 31, 2020, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

In addition to foreign currency translation gains and losses, the Company recognizes unrealized holding gains and losses on available-for-sale securities as part of comprehensive income, as discussed in the investments policy below.

Cash and Cash Equivalents

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "investments-other." Certificates of deposit with remaining maturities greater than one year are classified as "long term investments-other." Our cash and cash equivalents held in FDIC insured institutions can exceed the federally insured limit periodically and at the end of reporting periods. Our balances exceeded federally insured amounts by $6,077,964 and $7,169,564 as of December 31, 2021 and December 31, 2020, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based on past collectability and customer relationships. The Company recorded an allowance for doubtful accounts of $153,909 and $136,585 as of December 31, 2021 and December 31, 2020, respectively. Uncollectible accounts are written off after all collection efforts have been exhausted and Credit Committee approval is granted. Bad debt expense recognized was $15,979 and $184,293 for the years ended December 31, 2021 and December 31, 2020, respectively.

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
December 31, 2021 and December 31, 2020
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

Revenue Recognition

The Company's revenue recognition practices follow ASC 606, "Revenue from Contracts with Customers". Refer to Note 11 for further details.

Cost of Sales

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses and recognizes the expense when incurred. The Company incurred advertising costs of $51,212 and $27,098 during the years ended December 31, 2021 and December 31, 2020, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's four largest customers represented approximately 15% and 15% of total sales during the years ended December 31, 2021 and December 31, 2020, respectively.

Income Taxes

The Company is subject to US income taxes on a stand-alone basis. The Company and its subsidiary, Profire Combustion, Inc. file separate stand-alone tax returns in each jurisdiction in which they operate. Profire Combustion, Inc. is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.

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
December 31, 2021 and December 31, 2020
The Company records all amounts billed to customers related to shipping and handling fees as revenue. The Company classifies expenses for shipping and handling costs as cost of goods sold.

Defined Contribution Retirement Plan

The Company matches employee contributions to our 401(k) plan up to 4% of their annual salary. The expense is recognized as part of general and administrative expenses on the income statement and was $174,281 and $192,485 for the years ended December 31, 2021 and December 31, 2020, respectively.

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
December 31, 2021 and December 31, 2020
estimated fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from financial instruments and any declines in the value of investments are temporary in nature. Money market funds and certificates of deposits are shown at cost on the balance sheet and their adjusted cost approximates their fair value.

The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of December 31, 2021 and 2020:

	December 31, 2021
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$3,587,278	$—	$3,587,278	$3,587,278	$—	$—
Other Funds	1,889,552	93,123	1,982,675	—	—	1,982,675
	5,476,830	93,123	5,569,953	3,587,278	—	1,982,675

Level 2
Corporate Bonds	1,396,435	(17,727)	1,378,708	—	101,004	1,277,704
Municipal Bonds	5,933,534	(21,425)	5,912,109	—	912,679	4,999,430
	7,329,969	(39,152)	7,290,817	—	1,013,683	6,277,134

Total	$12,806,799	$53,971	$12,860,770	$3,587,278	$1,013,683	$8,259,809

	December 31, 2020
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$4,315,394	$—	$4,315,394	$4,315,394	$—	$—
Other Funds	1,889,552	12,205	1,901,757	—	—	1,901,757
	6,204,946	12,205	6,217,151	4,315,394	—	1,901,757

Level 2
Corporate Bonds	1,610,092	22,222	1,632,314	—	754,586	877,728
Municipal Bonds	4,890,027	28,797	4,918,824	—	1,634,015	3,284,809
	6,500,119	51,019	6,551,138	—	2,388,601	4,162,537

Total	$12,705,065	$63,224	$12,768,289	$4,315,394	$2,388,601	$6,064,294

Pre-tax unrealized gains (losses) on investments incurred during the periods are presented below:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Unrealized Holding Gains (Losses)	$(9,253)	$36,922

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
The maturities for bonds held by the Company as of December 31, 2021 are presented in the table below:

Maturity	Fair Value
Less Than One Year	$1,013,683
1-2 years	1,432,290
2-5 years	4,844,844
5-10 years	—
Over 10 years	—
$7,290,817

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	December 31, 2021	December 31, 2020
Raw materials	$301,320	$328,772
Finished goods	7,556,048	9,229,298
Work in process	—	—
Subtotal	7,857,368	9,558,070
Reserve for obsolescence	(672,120)	(1,143,298)
Total	$7,185,248	$8,414,772

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	December 31, 2021	December 31, 2020
Assets classified as held for sale	$—	$623,805
Prepaid inventory	530,725	542,313
Prepaid insurance	228,849	217,465
Interest receivables	63,841	65,984
Vehicle trade-in credits	—	55,733
Other	201,861	173,128
Total	$1,025,276	$1,678,428

In the table above, the assets classified as "held for sale" consisted of an office building located in Spruce Grove, Alberta, Canada. During 2021, we sold the remaining three bays of the office building, which resulted in a gain of $42,378 CAD that was recorded during that year.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives are presented in the table below:

	As of
	December 31, 2021	December 31, 2020	Est. Useful Life
Furniture and fixtures	$652,859	$649,022	7 years
Computers	465,758	394,945	3 years
Software	246,963	246,958	2 years
Machinery and equipment	488,652	477,468	7 years
Vehicles	2,242,221	2,453,042	5 years
Land and buildings	11,692,779	11,742,322	30 years
Total property and equipment	15,789,232	15,963,757
Accumulated depreciation	(4,603,693)	(3,941,946)
Net property and equipment	$11,185,539	$12,021,811

The table below shows total depreciation and amortization expense and how depreciation is allocated between cost of goods sold and operating expenses:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cost of goods sold - product depreciation	$338,748	$342,780
Cost of goods sold - service depreciation	154,460	154,755
Operating expense depreciation	500,142	391,958
Amortization expense	262,297	274,229
Total depreciation & amortization expense	$1,255,647	$1,163,722

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

Definite-lived intangible assets

	As of
	December 31, 2021	December 31, 2020
Definite-lived intangible assets	$2,100,000	$2,100,000
Less: Accumulated amortization	(550,862)	(328,130)
Definite-lived intangible assets, net	$1,549,138	$1,771,870

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
During 2020, definite-lived intangible assets decreased primarily driven by amortization expense for the year.

Estimated amortization expense for the next five years related to the definite-lived intangible assets is displayed in the following table:

For the Years Ending December 31,	Amount
2022	$217,871
2023	$204,190
2024	$148,565
2025	$80,899
2026	$80,899
Greater than 5 years	$816,714

Indefinite-lived intangible assets

	As of
	December 31, 2021	December 31, 2020
Goodwill	$2,579,381	$2,579,381

Goodwill is reviewed annually for impairment during the fourth quarter of the year, or whenever there are significant indicators of potential impairment. In 2021, the Company determined that the fair value of the reporting unit related to the goodwill was not less than its carrying value. As such, the Company did not have any goodwill impairment for the year ended December 31, 2021.

In 2020 and 2021, the COVID-19 pandemic spread across the globe and disrupted economies around the world, including the oil and gas industry in which we operate. These factors caused us to review goodwill for impairment periodically throughout 2020. During each impairment review, we performed a quantitative assessment by comparing the fair value of the reporting unit related to goodwill with its carrying value. In each impairment test we performed during 2020, the estimated fair value of our reporting unit exceeded its carrying value. As such, the Company did not have any goodwill impairment for the year ended December 31, 2020.

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	December 31, 2021	December 31, 2020
Employee-related payables	$1,621,131	$789,573
Inventory-related payables	67,027	158,519
Warranty liabilities	49,624	71,852
Other	134,566	176,926
Total	$1,872,348	$1,196,870

NOTE 8 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. In 2021, we entered into a new lease agreement to replace some aging office equipment. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 29.2 months.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
The following table shows the components of financing lease cost:

Financing Lease Cost	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Amortization of right-of-use assets	$39,565	$56,318
Interest on lease liabilities	1,676	3,618
Total financing lease cost	$41,241	$59,936

The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31
2022	$32,394
2023	19,591
2024	17,960
2025	—
2026	—
Thereafter	—
Total future minimum lease payments	$69,945
Less: Amount representing interest	3,819
Present value of future payments	$66,126
Current portion	$30,214
Long-term portion	$35,912

Because our office space leases are substantially all considered to be short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the years ended December 31, 2021 and December 31, 2020, we recognized $69,808 and $75,147, respectively, of short-term lease costs associated with office space leases.

NOTE 9 – STOCKHOLDERS' EQUITY

As described in Note 1, treasury stock is recorded at cost until reissued or retired. As of December 31, 2021, and December 31, 2020, the Company held 4,076,909 and 3,412,378 shares in treasury at a total cost of $6,107,593 and $5,353,019, respectively. Pursuant to the board of directors approval of a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through September 30, 2022, the Company entered into a 10b5-1 Plan in September 2021. After an initial 30-day cooling off period the Company began purchasing shares of common stock pursuant to the terms of the 10b5-1 Plan in October 2021. The Company is not obligated to make any purchases and the program may be suspended or discontinued at any time. During 2021, we repurchased 664,531 shares of common stock. There were no treasury stock repurchase plans open during 2020 and as a result we did not repurchase any shares of common stock during that period. All purchases of treasury stock during 2021 were made at market prices.

2021 EIP and LTIP

On May 28, 2021, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company (the “Board”) approved the 2021 Executive Incentive Plan (the “2021 EIP”) for Brenton W. Hatch, the Company’s Executive Chairman, Ryan W. Oviatt, the Company’s Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company’s Co-CEO and Co-President, Jay G. Fugal, the Company’s then Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product Development. The 2021 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2021. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”).

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
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

The incentive compensation amounts earned under the 2021 EIP, if any, will be paid 50% in cash and 50% in shares of restricted stock under the 2014 Plan. In no event shall the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the 2014 Plan. The actual incentive compensation amounts, if any, will be determined by the Compensation Committee upon the completion of fiscal 2021 financial statement audit and paid by March 15, 2022, subject to all applicable tax withholding.

In addition to the 2021 EIP, the Board also approved, as a long-term incentive plan, the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the 2014 Plan (the “2021 LTIP”). The 2021 LTIP consists of total awards of up to 204,543 restricted stock units (“Units”) to Mr. Oviatt, up to 204,543 Units to Mr. Tidball, up to 85,908 Units to Mr. Fugal, and up to 47,973 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “Restricted Stock Unit Award Agreements”) between the Company and each participant. One agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2021 LTIP began on January 1, 2021 and terminates on December 31, 2023 (the “Performance Vesting Date”).

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
Mr. Fugal resigned, effective October 31, 2021, from his position as Vice President of Operations to pursue an opportunity as CEO of another company. Accordingly, Mr. Fugal will not be eligible to receive incentive compensation under the 2021 EIP, and his unvested restricted stock units will be forfeited. Additionally, Mr. Fugal is not eligible for any awards that were not vested prior to October 31, 2021 for the 2019 and 2021 long-term incentive plans.

The foregoing summary of the 2021 EIP, the 2021 LTIP and the Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2021 EIP and each of the Restricted Stock Unit Award Agreements, which the Company has filed as a exhibits to its quarterly report on Form 10-Q for the quarter ended June 30, 2021.

2020 EIP and LTIP

Due to economic uncertainties including those caused by the COVID-19 pandemic, the Board, with the support of the Company's executives, elected to not adopt an executive incentive plan or long-term incentive plan for 2020. The Board and executives believed this was an appropriate short-term measure that helped to align the Company's cost structure with the extraordinary conditions affecting the industry during 2020.

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

2020 RSUs

On June 17, 2020, pursuant to the annual renewal of Director compensation, the Board approved a grant of 270,966 RSUs to Independent Directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs vested on the first anniversary of the grant date or at the Company's next Annual Meeting of Stockholders, whichever was earlier. The awards resulted in total compensation expense of $209,999 which was recognized over the vesting period.

On July 30, 2020, Mr. Arlen B. Crouch notified the Chairman of the Board of the Company of his decision to resign, effective August 3, 2020, from his position as a member of the Board. Mr. Crouch’s resignation did not result from any disagreements with Management or the Board. On Mr. Crouch's resignation date all of his unvested RSUs were forfeited and the related compensation expense recaptured. On July 30, 2020, the Board appointed Colleen Larkin Bell to serve as a director to fill the vacancy resulting from Mr. Crouch’s resignation, effective August 3, 2020. Ms. Bell is serving as Chair of the Nominating Committee and serves on the Audit and Compensation Committees. As compensation for her service on the Board and Committee Assignments, on August 21, 2020, the board approved a grant of 92,934 RSUs. Half of the RSUs vested immediately on the date of the grant and the remaining 50% of the RSUs vested on the first anniversary of the grant date. The awards resulted in total compensation expense of $72,953 which was recognized over the vesting period.

2021 Stock Options

No stock options were issued during the year ended December 31, 2021.

2020 Stock Options

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
On March 17, 2020 (the "March Grant Date"), the Board approved a grant of options to purchase 115,200 shares of the Company's common stock at a strike price of $0.81 to various employees under the 2014 Plan (the "March 2020 Options"). The March 2020 Options terminate four years from the March Grant Date and become exercisable as to one-third of the shares of common stock covered thereby on each anniversary of the March Grant Date for the subsequent three years following the March Grant Date. The March 2020 Options resulted in a total compensation expense of $40,280.

On July 2, 2020 (the "July Grant Date"), upon the recommendation of the Compensation Committee, the Board approved the grant of a non-qualified stock option to purchase 100,000 shares of the Company’s common stock to each of Mr. Oviatt and Mr. Tidball under the 2014 Plan and pursuant to the standard form of Notice of Stock Option Grant and Stock Option Agreement under the plan (the “July Options”). The exercise price of the July Options is equal to the closing bid price of the Company's common stock on July 2, 2020 or $0.8439 per share. The July Options shall vest equally over a period of three years from the July Grant Date. Vesting occurs on the anniversary date of the July Grant Date, with one-third of the total shares vesting on each of the first three anniversaries of the July Grant Date. Vesting is contingent upon the executive’s continued employment with the Company on each applicable vesting date. The July Options expire on July 2, 2024. These July Options will result in total compensation expense of $79,431 to be recognized over the vesting period.

On August 21, 2020 (the "August Grant Date"), the Board approved a grant of options to purchase 630,000 shares of the Company's common stock at a strike price of $0.79 to various employees under the 2014 Plan (the "August 2020 Options"). The Options terminate four years from the August Grant Date and the August 2020 Options become exercisable as to one-third of the shares of common stock covered thereby on each anniversary of the August Grant Date for the subsequent three years following the August Grant Date. The August 2020 Options resulted in total compensation expense of $233,111 that will be recognized over the vesting period.

2019 LTIP

The 2019 LTIP consists of total awards of up to 66,213 restricted stock units (“Units”) to Mr. Oviatt, up to 51,646 Units to Mr. Tidball, up to 35,313 Units to Mr. Fugal, and up to 24,862 Units to Mr. Fisher pursuant to two separate Restricted Stock Unit Award Agreements to be entered between the Company and each participant. One agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2019 LTIP began on January 1, 2019 and terminated on December 31, 2021.

NOTE 10 - REVENUE

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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of December 31, 2021.

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
December 31, 2021 and December 31, 2020

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

Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Electronics	$9,076,345	$7,689,187
Manufactured	1,213,218	878,962
Re-Sell	13,401,431	10,827,490
Service	2,665,182	2,062,970
Total Revenue	$26,356,176	$21,458,609

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

The Company uses the Black-Scholes method for measuring compensation cost of stock options and the intrinsic value method for measuring compensation cost of restricted stock and restricted stock units. Total compensation cost for share-based payments recognized in income was $567,077 and $443,127 during the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the Company had $527,574 in unamortized compensation expense with a weighted average of 1.54 years remaining. The Company received $6,053 and $2,020 in cash from the exercise of share options during the years ended December 31, 2021 and December 31, 2020, respectively. For the tax effect on total compensation expense and the exercise of options, see Note 12 for the income tax provision.

During the years ended December 31, 2021 and December 31, 2020, the intrinsic value of options exercised was $2,352 and $936, respectively. The total fair value of options, restricted stock, and restricted stock units vested during the years ended December 31, 2021 and December 31, 2020 was $537,063 and $418,682, respectively. During the years ended December 31, 2021 and December 31, 2020 the Company granted 770,142 and 1,309,100 awards, respectively, with weighted-average grant date fair values of $1.14 and $0.52, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
Information regarding outstanding options, restricted stock awards, and restricted stock units is summarized in the tables below:

Total Outstanding and Exercisable Awards December 31, 2021
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$0.39	738,873	2.41	$—	—
$0.40	$0.80	579,000	2.64	$0.79	203,000	2.64	$0.79
$0.81	$0.84	304,700	2.40	$0.83	101,566	2.40	$0.83
		1,622,573	2.49	$0.44	304,566	2.56	$0.80

Total Outstanding and Exercisable Awards December 31, 2020
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$0.39	508,123	1.65	$—	—
$0.40	$0.80	630,000	3.64	$0.79	—	0	$—
$0.81	$0.84	304,700	3.36	$0.83	—	0	$—
		1,442,823	2.88	$0.52	—	0	$—

Information regarding stock options for the year ended December 31, 2021 is summarized in the tables below:

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	934,700	$0.80		0.37		$48,695
Granted	—	$—		—		$—
Exercised/Released	(7,000)	$0.79	$1.12	0.37		$2,352
Canceled/Forfeited	(44,000)	$0.79		0.37		$17,820
Expired	—	$—		0		$—
Outstanding, end of period	883,700	$0.80		0.37	2.56	$228,620
Vested and unvested exercisable, end of the period	304,566	$0.80		0.37	2.56	$78,957
Vested and expected to vest, end of the period	883,700	$0.80		$0.37	2.56	$228,620

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	934,700	$0.80	$0.37
Granted	—	$—	$—
Canceled/Forfeited	(44,000)	$0.79	$0.37
Expired	—
Vested, outstanding shares	(311,566)	$0.80	$0.37
Unvested Outstanding, end of period	579,134	$0.80	$0.37	1.56

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
Information regarding restricted stock units for the year ended December 31, 2021 is summarized in the tables below:

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	255,422	$—		$1.34		$217,747
Granted	408,164	$—		$1.14		$466,513
Exercised/Released	(368,820)	$—	$1.14	$1.14		$419,093
Cancelled/Forfeited	(36,560)	$—		$1.29		$43,506
Outstanding, end of period	258,206	$—		$1.33	2.24	$273,698
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	258,206	$—		$1.33	2.24	$273,698

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	255,422	$—	$1.34
Granted	408,164	$—	$1.14
Cancelled/Forfeited	(36,560)	$—	$1.29
Vested, outstanding shares	(368,820)	$—	$1.14
Unvested Outstanding, end of period	258,206	$—	$1.33	1.15

Information regarding performance based restricted stock units for the year ended December 31, 2021 is summarized in the tables below:

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	252,701	$—		$1.99		$215,428
Granted	361,978	$—		$1.13		$409,035
Exercised/Released	—	$—	$—	$—		$—
Cancelled/Forfeited	(134,012)	$—		$2.37		$155,044
Outstanding, end of period	480,667	$—		$1.24	2.51	$509,507
Vested and exercisable, end of the period	—					$—
Vested and unvested exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	180,989	$—		$1.13	3.00	$191,848

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	252,701	$—	$1.99
Granted	361,978	$—	$1.13
Cancelled/Forfeited	(134,012)	$—	$2.37
Vested, outstanding shares	—	$—	$—
Unvested Outstanding, end of period	480,667	$—	$1.24	2.00

NOTE 12 – PROVISION FOR INCOME TAXES

During the years ended December 31, 2021 and December 31, 2020, the Company did not expect to incur any interest or penalties related to income taxes. Accordingly, the Company had no accruals for interest and penalties at December 31, 2021, nor December 31, 2020. When our taxes for the years ended December 31, 2021 and December 31, 2020 were finalized there was an immaterial amount of penalties and interest that was ultimately paid. We do not expect any material penalties or interest will result from the filing of our 2022 tax return. If the Company were to incur any such material charges, it would elect to recognize interest related to underpayment of income taxes in interest expense and recognize any penalties in operating expenses.

The Company is current on its U.S. and Canadian income tax filings. Tax years that remain open for examination are 2019 through 2021 in the U.S. and 2016 through 2021 in Canada.

At December 31, 2021, and December 31, 2020, the Company had operating loss carryforwards at its Canadian subsidiary of $4,351,044 CAD and $4,241,450 CAD, respectively. A valuation allowance has been recorded for approximately 80% of the 2021 operating loss carryforwards and 100% of the operating loss carryforwards for 2020. We estimate there is a greater than 50% likelihood that we will utilize, at least a portion, of our operating loss carryforwards to offset taxable income in Canada in future years and as a result, a small deferred tax asset was recorded on our balance sheet during 2021.

At December 31, 2021 and December 31, 2020, the Company had operating loss carryforwards at its US subsidiary of $1,575,071 and $1,314,358, respectively. We estimate there is a greater than 50% likelihood that we will utilize all of our US 2021 operating loss carryforwards to offset taxable income in our US subsidiary within the next few years and as a result, no valuation allowance was considered to be necessary and we recorded a deferred tax asset on our balance sheet as of December 31, 2021. Also no valuation allowance was considered necessary for 2020 operating loss carryforwards. In 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, which among other things, allows net operating losses from the year 2020 to be carried back five years to claim refunds for taxes that were previously paid. Since our US Subsidiary had taxable income in prior years, during 2021, we filed an amendment to our 2015 and 2016 tax returns and utilized all of the net operating losses from the year ended December 31, 2020, which generated a tax refund of approximately $450,000. Additionally, during 2021, we filed an amendment to our 2019 tax return to correct some filing information for Prochem ULC, a Canadian subsidiary owned by our US entity. As a result of this amendment, we expect to receive a tax refund of approximately $100,000. Both of these refunds are expected to be received during 2022 and as a result, we have record current tax receivables related to these two items.

The Company invests in available-for-sale securities that are reported on the balance sheet at fair value, with the gains/losses reported net of tax as part of Other Comprehensive Income (OCI). The tax benefit allocated to OCI during the year ended December 31, 2021 was $2,158 and the tax expense allocated to OCI during the year ended December 31, 2020 was $9,319.

The Company has not provided a valuation allowance at December 31, 2021 nor December 31, 2020 for deferred tax assets and thus the valuation allowance did not change between December 31, 2020 and December 31, 2021. Realization of the deferred tax asset is dependent on generating sufficient taxable income to offset the tax items that will be deductible in the future. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020

The table below outlines the components of income tax expense (benefit):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Current
U.S. Federal	$(492,757)	$(388,728)
State and local	25,374	(97,426)
Foreign	(179,939)	(73,417)
Total Current	(647,322)	(559,571)
Deferred
U.S. Federal	15,831	61,388
State and local	2,133	14,616
Total Deferred	17,964	76,004
Total Benefit for Income Taxes	$(629,358)	$(483,567)

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
The table below reconciles our effective tax rate to the statutory tax rate:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
U.S. Federal statutory tax rate	21.0%	21.0%
State and local statutory tax rate, net of federal effect	4.0%	4.0%
Depreciation expense	(2.9)%	3.2%
Tax-exempt income	2.9%	1.8%
Unrealized gains and losses on investments	0.1%	(0.3)%
Stock-based compensation	—%	(1.5)%
Goodwill and intangible asset amortization	5.2%	(3.1)%
Non-U.S. operations	9.2%	(8.0)%
Other	(2.1)%	1.1%
Effective tax rate	37.4%	18.2%

The table below shows the components of deferred taxes:

	As of
	December 31, 2021	December 31, 2020
Bad debt	$21,903	$32,158
Inventory reserve	130,776	294,505
Amortization	124,626	30,887
U.S. net operating loss	401,023	—
Foreign net operating loss	163,254	—
Deferred tax asset	$841,582	$357,550

Unrealized gain on investments	$12,651	$16,158
Depreciation	265,374	302,459
Goodwill	174,365	145,533
Stock compensation	362,044	416,270
Deferred tax liability	$814,434	$880,420

Net Deferred Tax Asset (Liability)	$27,148	$(522,870)

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
NOTE 13 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	2021			2020
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(1,051,543)	48,070,581	$(0.02)	$(2,175,597)	47,778,063	$(0.05)

Effect of Dilutive Securities
Stock options & RSUs	—	—		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$(1,051,543)	48,070,581	$(0.02)	$(2,175,597)	47,778,063	$(0.05)

Stock options and RSU's to purchase 1,622,573 shares of common stock at a weighted average exercise price of $1.13 per share were outstanding during the year ended December 31, 2021, but were not included in the computation of diluted EPS because the effect would be anti-dilutive. These stock options and RSU's, which expire between December 2022 and December 2024, were still outstanding at December 31, 2021.

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

NOTE 14 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Year Ended December 31,
Revenues	2021	2020
Canada	$5,362,466	$3,506,537
United States	20,993,710	17,952,072
Total Consolidated	$26,356,176	$21,458,609

	For the Year Ended December 31,
Profit (Loss)	2021	2020
Canada	$(2,056,972)	$(943,635)
United States	1,005,429	(1,231,962)
Total Consolidated	$(1,051,543)	$(2,175,597)

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
Long-lived assets, which are comprised of net property and equipment and financing right-of-use assets, for each geographical region were as follows at each balance sheet date:

Long-lived assets	As of
	December 31, 2021	December 31, 2020
Canada	$5,667,225	$6,049,790
United States	5,583,594	6,022,115
Total Consolidated	$11,250,819	$12,071,905

NOTE 15 – QUARTERLY INFORMATION (UNAUDITED)

Quarterly data for the periods below consisted of the following:

	For the Quarters Ending
	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021
Total revenues	$5,092,349	$6,034,283	$6,943,198	$8,286,346
Gross profit	2,174,687	2,657,732	3,119,468	3,449,128
Loss from operations	(804,225)	(594,437)	(318,289)	(298,049)
Income tax benefit	107,859	125,374	348,767	47,358
Net income (loss)	(601,500)	(397,166)	92,246	(145,123)
Basic earnings (loss) per common share	$(0.01)	$(0.01)	$—	$—
Diluted earnings (loss) per common share	$(0.01)	$(0.01)	$—	$—

	For the Quarters Ending
	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
Total revenues	$7,447,142	$4,359,479	$4,000,106	$5,651,882
Gross profit	3,164,676	2,086,865	1,520,423	2,754,237
Income (loss) from operations	(665,060)	(1,077,453)	(1,329,498)	(8,200)
Income tax benefit	225,056	35,628	180,252	42,631
Net income (loss)	(365,264)	(808,503)	(1,057,748)	55,918
Basic earnings (loss) per common share	$(0.01)	$(0.02)	(0.02)	—
Diluted earnings (loss) per common share	$(0.01)	$(0.02)	(0.02)	—

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

The Company has operating leases for office space in Texas and Pennsylvania. Expense recognized for operating leases was $69,808 and $60,590 for the years ended December 31, 2021 and December 31, 2020, respectively. The future minimum

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
lease payments for operating leases as of December 31, 2021, consisted of the following:

Years ending December 31,	Operating Leases
2022	$16,145
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total	$16,145

NOTE 17 - GOVERNMENT ASSISTANCE

In Canada, our business qualified for wage subsidies under the Canada Emergency Wage Subsidy (CEWS) program. CEWS is a Canadian government funded program that ran from March 2020 to June 2020, and was subsequently extended through September 2021. Under CEWS if a Canadian business experienced a drop in qualifying revenue greater than a certain percentage, that business could be eligible for a wage subsidy of up to 75% of eligible employee remuneration. Through our Canadian subsidiary, we applied for CEWS in each allowable period from March 2020 – March 2021 and received total wage subsidies of $163,598 CAD in 2021 and $754,887 CAD in 2020. Under CEWS rules, we are not required to repay these funds and we do not have any contingencies or commitments related to this CEWS aid. We recorded these amounts within our income statement as credits against employee wages since these amounts represent wage subsidies.

Also in Canada, we have been able to participate in several grant programs that promote technology development and the hiring of technology professionals. We have participated in the Technation Career Ready Program, The Technology Alberta First Jobs Program, and the Venture for Canada Student Internship Program. During 2021 we qualified for $24,659 CAD in wage subsidies from these programs, some of which was received in 2021 and the remaining amount was received in early 2022. We recorded these amounts within our income statement as credits against employee wages within our research and development department.

In the United States (US), we have not received any government assistance. In 2020, when the COVID pandemic began to impact the economy, the US government implemented a Paycheck Protection Program (PPP), wherein certain applicants could obtain government aid. Profire enrolled in the program as we met the initial qualifications, and we did temporarily receive some government aid. However, shortly after the program began, further guidance was disseminated about the PPP program and after evaluating the new guidance and the impact to the Company, we decided to payback the PPP loan in full within the allowable repayment period. In the end, we did not use any PPP loan money and thus did not receive any assistance from the US government.
NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued and the following subsequent events took place:

On February 14, 2022, we entered into a contract to sell our office and warehouse storage building located in Greeley, Colorado. We expect to receive cash proceeds from this sale of $325,000, and anticipate the sale is planned to close on or around March 24, 2022.

On March 2, 2022, the Company's Board of Directors approved a one-time bonus for company executives that was settled by issuing 182,626 shares of common stock for meeting targets pursuant to the previously announced "2021 Executive Incentive Plan", which was put in place under the Company's 2014 Equity Incentive Plan. These shares were fully vested as of March 2, 2022.

On March 2, 2022, the Company's Board of Directors also reviewed the previously announced "2019 Executive Long-Term Incentive Plan", and determined that long-term performance targets, which were evaluated for the three year period ending on December 31, 2021, had not been achieved and as a result no bonus was issued pursuant to this plan.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021 and December 31, 2020
During the period beginning January 1, 2022 and ended March 7, 2022, the Company repurchased 248,466 shares of its common stock for a total repurchase price of $284,446 pursuant to its previously authorized repurchase program. All repurchases were made at market rates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b-c) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of December 31, 2021. These controls are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that our controls were effective as of December 31, 2021.

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

Under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013).

Based upon this assessment, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our financial statements included in this annual report on Form 10-K have been audited by Sadler, Gibb & Associates, LLC, independent registered public accounting firm, as indicated in the report included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting during the fiscal year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

This item is not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2021 (the "Proxy Statement").

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

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Sadler, Gibb & Associates, LLC, Salt Lake City, Utah, PCAOB ID No. 3627.

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

PROFIRE ENERGY, INC.

Date:         March 8, 2022            By:     /s/Ryan W. Oviatt
                            Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:        March 8, 2022            By:     /s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Cameron M. Tidball	Co-Chief Executive	March 8, 2022
Cameron M. Tidball	(Co-Principal Executive Officer)

/s/ Ryan W. Oviatt	Co-Chief Executive Officer & Chief Financial Officer	March 8, 2022
Ryan W. Oviatt	Director
(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brenton W. Hatch	Executive Chairman of the Board	March 8, 2022
Brenton W. Hatch

/s/Colleen Larkin Bell	Director	March 8, 2022
Colleen Larkin Bell

/s/ Daren J. Shaw	Director	March 8, 2022
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	March 8, 2022
Ronald R. Spoehel