Form 10-Q
period 2022-03-31
PROFIRE ENERGY INC
filed 2022-05-03
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 2, 2022, the registrant had 51,860,036 shares of common stock issued and 47,126,537 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,879,467	$8,188,270
Short-term investments	454,046	1,013,683
Accounts receivable, net	8,137,354	6,262,799
Inventories, net (note 3)	7,744,924	7,185,248
Prepaid expenses and other current assets (note 4)	1,066,799	1,025,276
Income tax receivable	121,407	560,445
Total Current Assets	24,403,997	24,235,721
LONG-TERM ASSETS
Net deferred tax asset	165,797	163,254
Long-term investments	7,852,860	8,259,809
Financing right-of-use asset	52,862	65,280
Property and equipment, net	11,165,706	11,185,539
Intangible assets, net	1,493,455	1,549,138
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	23,310,061	23,802,401
TOTAL ASSETS	$47,714,058	$48,038,122

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,505,193	$1,822,559
Accrued liabilities (note 5)	1,694,926	1,872,348
Current financing lease liability (note 6)	22,096	30,214
Total Current Liabilities	3,222,215	3,725,121
LONG-TERM LIABILITIES
Net deferred income tax liability	183,136	136,106
Long-term financing lease liability (note 6)	31,401	35,912
TOTAL LIABILITIES	3,436,752	3,897,139

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 51,860,036 issued and 47,273,496 outstanding at March 31, 2022, and 51,720,142 issued and 47,643,233 outstanding at December 31, 2021	51,860	51,720
Treasury stock, at cost	(6,729,856)	(6,107,593)
Additional paid-in capital	31,079,446	30,819,394
Accumulated other comprehensive loss	(2,229,234)	(2,100,467)
Retained earnings	22,105,090	21,477,929
TOTAL STOCKHOLDERS' EQUITY	44,277,306	44,140,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,714,058	$48,038,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended March 31,
	2022	2021
REVENUES (note 8)
Sales of products, net	$8,878,423	$4,657,535
Sales of services, net	624,717	434,814
Total Revenues	9,503,140	5,092,349

COST OF SALES
Cost of sales - product	4,382,700	2,537,634
Cost of sales - services	563,736	380,028
Total Cost of Sales	4,946,436	2,917,662

GROSS PROFIT	4,556,704	2,174,687

OPERATING EXPENSES
General and administrative	3,392,379	2,554,536
Research and development	308,316	256,891
Depreciation and amortization	167,015	167,485
Total Operating Expenses	3,867,710	2,978,912

INCOME (LOSS) FROM OPERATIONS	688,994	(804,225)

OTHER INCOME (EXPENSE)
Gain on sale of property and equipment	95,842	73,901
Other expense	(18,778)	(97)
Interest income	21,545	21,062
Total Other Income	98,609	94,866

INCOME (LOSS) BEFORE INCOME TAXES	787,603	(709,359)

INCOME TAX BENEFIT (EXPENSE)	(160,442)	107,859

NET INCOME (LOSS)	$627,161	$(601,500)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	$158,359	$139,606
Unrealized losses on investments	(287,126)	(7,974)
Total Other Comprehensive Income (Loss)	(128,767)	131,632

TOTAL COMPREHENSIVE INCOME (LOSS)	$498,394	$(469,868)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.01)
FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.01)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,481,439	47,990,101
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,536,418	47,990,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983
Stock based compensation	—	—	138,503	—	—	—	138,503
Stock issued in settlement of RSUs and accrued bonuses	139,894	140	212,647	—	—	—	212,787
Tax withholdings paid related to stock based compensation	—	—	(91,098)	—	—	—	(91,098)
Treasury stock repurchased	(509,631)	—	—	—	(622,263)	—	(622,263)
Foreign currency translation	—	—	—	158,359	—	—	158,359
Unrealized losses on investments	—	—	—	(287,126)	—	—	(287,126)
Net income	—	—	—	—	—	627,161	627,161
Balance, March 31, 2022	47,273,496	$51,860	$31,079,446	$(2,229,234)	$(6,729,856)	$22,105,090	$44,277,306

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386
Stock based compensation	—	—	125,043	—	—	—	125,043
Stock issued in settlement of RSUs	49,113	49	(49)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(26,629)	—	—	—	(26,629)
Foreign currency translation	—	—	—	139,606	—	—	139,606
Unrealized losses on investments	—	—	—	(7,974)	—	—	(7,974)
Net loss	—	—	—	—	—	(601,500)	(601,500)
Balance, March 31, 2021	48,021,696	$51,434	$30,391,837	$(2,017,292)	$(5,353,019)	$21,927,972	$45,000,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$627,161	$(601,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	281,119	293,615
Gain on sale of property and equipment	(95,842)	(73,901)
Bad debt expense	28,453	(3,084)
Stock awards issued for services	138,503	125,043
Changes in operating assets and liabilities:
Accounts receivable	(1,663,295)	974,602
Income taxes receivable/payable	439,034	(94,597)
Inventories	(530,568)	342,980
Prepaid expenses and other current assets	49,283	906,459
Deferred tax asset/liability	47,030	(707)
Accounts payable and accrued liabilities	(513,227)	(48,245)
Net Cash Provided by (Used in) Operating Activities	(1,192,349)	1,820,665

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	112,982	27,784
Sale (purchase) of investments	679,636	(438,830)
Purchase of property and equipment	(207,848)	(57,825)
Net Cash Provided by (Used in) Investing Activities	584,770	(468,871)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(91,098)	(26,629)
Purchase of treasury stock	(622,263)	—
Principal paid towards lease liability	(12,629)	(11,227)
Net Cash Used in Financing Activities	(725,990)	(37,856)

Effect of exchange rate changes on cash	24,766	13,179

NET CHANGE IN CASH	(1,308,803)	1,327,117
CASH AT BEGINNING OF PERIOD	8,188,270	9,148,312
CASH AT END OF PERIOD	$6,879,467	$10,475,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$697	$1,936
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$212,787	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2022 and 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at March 31, 2022 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021 ("Form 10-K").  The results of operations for the three-month periods ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	March 31, 2022	December 31, 2021
Raw materials	$264,861	$301,320
Finished goods	8,023,220	7,556,048
Subtotal	8,288,081	7,857,368
Reserve for obsolescence	(543,157)	(672,120)
Total	$7,744,924	$7,185,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2022 and 2021
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	March 31, 2022	December 31, 2021
Assets classified as held for sale	$84,996	$—
Prepaid inventory	592,209	530,725
Prepaid insurance	157,029	228,849
Interest receivables	60,449	63,841
Other	172,116	201,861
Total	$1,066,799	$1,025,276

In the table above, the assets classified as "held for sale" consisted of an office and storage building located in Greeley, Colorado. We entered into a contract to sell this building on February 14, 2022. The sale closed on April 13, 2022 at which time, we received cash proceeds from the sale of $299,837.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	March 31, 2022	December 31, 2021
Employee-related payables	$1,135,327	$1,621,131
Deferred revenue	175,540	817
Inventory-related payables	82,295	67,027
Tax-related payables	73,790	37,880
Warranty liabilities	56,737	49,624
Other	171,237	95,869
Total	$1,694,926	$1,872,348

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for purposes of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 29.5 months.

The following table shows the components of financing lease cost:

	For the Three Months Ended March 31,
Financing Lease Cost	2022	2021
Amortization of right-of-use assets	$12,418	$11,567
Interest on lease liabilities	696	699
Total financing lease cost	$13,114	$12,266

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2022 and 2021
The following table reconciles future minimum lease payments to the discounted finance lease liability:

Years ending December 31,	Amount
2022	$19,068
2023	19,591
2024	17,960
2025	—
2026	—
Thereafter	—
Total future minimum lease payments	$56,619
Less: Amount representing interest	3,122
Present value of future payments	$53,497
Current portion	$22,096
Long-term portion	$31,401

Because our office space leases are substantially all considered to be short-term, we have elected not to recognize them on our balance sheet under the short-term recognition exemption. During the three months ended March 31, 2022 and March 31, 2021, we recognized $20,652 and $16,262, respectively, in short-term lease costs associated with office space leases.

NOTE 7 – STOCKHOLDERS' EQUITY

As of March 31, 2022, and December 31, 2021, the Company held 4,586,540 and 4,076,909 shares of its common stock in treasury at a total cost of $6,729,856 and $6,107,593, respectively.

On September 15, 2021, the Company's board of directors authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through September 30, 2022. All purchases under this program will be made at the discretion of management. The size and timing of purchases depends on price, market and business conditions and other factors.

As of March 31, 2022, the Company had 373,956 restricted stock units ("RSUs"), 399,854 performance-based RSUs, and 861,700 stock options outstanding with $576,248 in remaining compensation expense to be recognized over the next 1.5 years. See further details below about certain subsets of these outstanding equity-based awards.

2021 EIP and LTIP

On May 28, 2021, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company (the “Board”) approved the 2021 Executive Incentive Plan (the “2021 EIP”) for Brenton W. Hatch, the Company’s Executive Chairman, Ryan W. Oviatt, the Company’s Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company’s Co-CEO and Co-President, Jay G. Fugal, the Company’s former Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product Development. The 2021 EIP provided for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2021. The incentive compensation was payable in cash and stock, and the stock portion of the incentive compensation was intended to constitute an award under the Company’s 2014 Equity Incentive Plan, as amended (the “Plan”).

Participants were eligible to receive incentive compensation based upon reaching or exceeding performance goals established by the Compensation Committee for fiscal 2021. The performance goals in the 2021 EIP were based on the Company’s total revenue, EBITDA, and a non-financial milestone relating to revenue source diversification. Each of these performance goals were weighted one third in calculating incentive compensation amounts.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2022 and 2021
On March 2, 2022, the Compensation Committee approved the incentive compensation amounts based on achieving certain targets pursuant to the 2021 EIP. The incentive compensation amounts earned under the 2021 EIP were paid 50% in cash and 50% in shares of restricted stock under the Plan. The incentive compensation amounts resulted in the Compensation Committee approving a one-time bonus for company executives that was settled by issuing a total of 182,626 shares of common stock, or 120,097 shares net of tax withholding. These shares were fully vested as of March 2, 2022.

In addition to the 2021 EIP, the Board also approved as a long-term incentive plan, the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the Plan (the “2021 LTIP”). The 2021 LTIP consists of total awards of up to 204,543 RSUs to Mr. Oviatt, up to 204,543 RSUs to Mr. Tidball, up to 85,908 RSUs to Mr. Fugal, and up to 47,973 RSUs to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2021 LTIP Restricted Stock Unit Award Agreements”) between the Company and each participant. One agreement covers 33% of each award recipient’s RSUs that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s RSUs that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2021 LTIP began on January 1, 2021 and terminates on December 31, 2023 (the “2021 LTIP Performance Vesting Date”).

The RSUs subject to time-based vesting, including 68,181 RSUs to Mr. Oviatt, 68,181 RSUs for Mr. Tidball, 28,636 RSUs to Mr. Fugal, and 15,991 RSUs to Mr. Fisher, will vest in three equal annual installments beginning December 31, 2021 and ending on December 31, 2023 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting RSUs, including up to 136,362 RSUs for Mr. Oviatt, 136,362 RSUs for Mr. Tidball, 57,272 RSUs for Mr. Fugal, and 31,982 RSUs to Mr. Fisher, are eligible to vest over a three-year performance period beginning January 1, 2021 based upon the following Company performance metrics:

Performance Metric	Weight	Target	Above Target	Outstanding
Total Shareholder Return	1/3	135%	194%	253%
Relative Total Shareholder Return	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	10%	15%	20%

One-third of such performance-vesting RSUs, consisting of 45,454 RSUs for Mr. Oviatt, 45,454 RSUs for Mr. Tidball, 19,091 RSUs for Mr. Fugal, and 10,661 RSUs for Mr. Fisher, are eligible to vest for each of the three performance metrics identified in the table above. The number of RSUs that will vest for each performance metric on the 2021 LTIP Performance Vesting Date shall be determined as follows:
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

Mr. Fugal resigned, effective October 31, 2021, from his position as Vice President of Operations to pursue an opportunity as CEO of another company. Accordingly, Mr. Fugal did not receive incentive compensation under the 2021 EIP and will not receive incentive compensation under the 2021 LTIP, and his unvested RSUs have been forfeited.

The foregoing summary of the 2021 EIP, the 2021 LTIP and the Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2021 EIP and each of the Restricted Stock Unit Award Agreements, which the Company filed as exhibits to its quarterly report on Form 10-Q for the quarter ended June 30, 2021.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2022 and 2021
2021 RSUs

On February 18, 2021, the Board, upon the recommendation of the Compensation Committee, approved a restricted stock award of 18,852 shares of common stock to each of Cameron M. Tidball and Ryan W. Oviatt. Messrs. Tidball and Oviatt entered into Restricted Stock Award Agreements, the forms of which were approved pursuant to the Plan. These restricted stock awards, which vested immediately, were settled by the issuance of a total of 27,334 shares of common stock, net of tax withholding and resulted in $45,999 of compensation expense.

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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of March 31, 2022.

Contract Balances

We have elected to use the practical expedient in ASC 340-40-25-4 (regarding recognition of the incremental costs of obtaining a contract) for costs related to contracts that are estimated to be completed within one year. All of our current sales contracts and service contracts are expected to be completed within one year, and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. Occasionally, we collect milestone payments up front from customers on larger jobs. These payments are classified as deferred revenue until the deliverables have been met and revenue can be properly recognized in our financial statements. Each of the contracts related to these milestone payments is short-term in nature and we expect to recognize associated revenues within one year. As a result, we consider it appropriate to record deferred revenue for these transactions and do not have any other contract liability balances.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2022 and 2021
Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended March 31,
	2022	2021
Electronics	$3,478,112	$1,851,799
Manufactured	521,128	236,810
Re-Sell	4,879,183	2,568,926
Service	624,717	434,814
Total Revenue	$9,503,140	$5,092,349

NOTE 9 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended March 31,
	2022			2021
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$627,161	47,481,439	$0.01	$(601,500)	47,990,101	$(0.01)

Effect of Dilutive Securities
Stock options & RSUs	—	1,054,979		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$627,161	48,536,418	$0.01	$(601,500)	47,990,101	$(0.01)

Stock options to purchase and RSUs to vest totaling 1,339,450 shares of common stock at a weighted average price of $1.15 per share were outstanding during the three months ended March 31, 2021, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options and RSUs, which expire between April 2021 and August 2024, were still outstanding at March 31, 2021.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2022 and 2021
NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended March 31,
Sales	2022	2021
Canada	$1,997,251	$828,445
United States	7,505,889	4,263,904
Total Consolidated	$9,503,140	$5,092,349

	For the Three Months Ended March 31,
Profit (Loss)	2022	2021
Canada	$(352,570)	$(320,762)
United States	979,731	(280,738)
Total Consolidated	$627,161	$(601,500)

	As of
Long-Lived Assets	March 31, 2022	December 31, 2021
Canada	$5,680,731	$5,667,225
United States	5,537,837	5,583,594
Total Consolidated	$11,218,568	$11,250,819

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued.

On April 6, 2022, the Compensation Committee approved the 2022 Executive Incentive Plan (the “EIP”) for, Ryan W. Oviatt, Cameron M. Tidball, and Patrick D. Fisher. The 2022 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2022. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Plan. In addition to the 2022 EIP, the Board also approved as a long-term incentive plan the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the Plan (the “2022 LTIP”).

2022 EIP

Under the terms of the 2022 EIP, each participating executive officer has been assigned a target incentive compensation amount for fiscal 2022. The target incentive compensation amount for Mr. Oviatt is $198,000, the target incentive compensation amount for Mr. Tidball is $198,000, and the target incentive compensation for Mr. Fisher is $64,750 CAD.

Participants will be eligible to receive incentive compensation based upon reaching or exceeding performance goals established by the Compensation Committee for fiscal 2022. The performance goals in the 2022 EIP are based on the Company’s total revenue, EBITDA, and a non-financial milestone relating to revenue source diversification to be determined by the Compensation Committee. Each of these performance goals will be weighted one third in calculating incentive compensation amounts.

The incentive compensation amounts earned under the 2022 EIP, if any, will be paid 50% in cash and 50% in shares of restricted stock under the Plan. In no event shall the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the Plan. The actual incentive compensation amounts, if any, will be determined by the Compensation Committee upon the completion of fiscal 2022 and paid by March 15, 2023, subject to all applicable tax withholding.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the three months ended March 31, 2022 and 2021
2022 LTIP

The 2022 LTIP consists of total awards of up to 230,232 RSUs to Mr. Oviatt, up to 230,232 RSUs to Mr. Tidball, and up to 43,023 RSUs to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2022 LTIP Restricted Stock Unit Award Agreements”) to be entered between the Company and each participant. One such agreement will cover 33% of each award recipient’s RSUs that are subject to time-based vesting, and the other such agreement will cover the remaining 67% of such award recipient’s RSUs that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2022 LTIP began on January 1, 2022 and terminates on December 31, 2024 (the “2022 LTIP Performance Vesting Date”).

The RSUs subject to time-based vesting, including 76,744 RSUs to Mr. Oviatt, 76,744 RSUs for Mr. Tidball, and 14,341 RSUs to Mr. Fisher, will vest in three equal and annual installments beginning December 31, 2022 and ending on December 31, 2024 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting RSUs, including up to 153,488 RSUs for Mr. Oviatt, 153,488 RSUs for Mr. Tidball, and 28,682 RSUs to Mr. Fisher, may vest over a three-year performance period beginning January 1, 2022 based upon the following Company performance metrics:

Performance Metric	Weight	Target	Above Target	Outstanding
Total Shareholder Return (based on the Company’s closing price of its common stock at the end of the Performance Period relative to its closing price as of the last trading day in 2021)	1/3	88.7%	135.8%	183%
Relative Total Shareholder Return (based on the Company’s ranked performance in closing stock price growth relative to a peer group of companies during the Performance Period)	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	10%	15%	20%

One-third of such performance-vesting RSUs, consisting of 51,163 RSUs for Mr. Oviatt, 51,163 RSUs for Mr. Tidball, and 9,561 RSUs for Mr. Fisher, may vest for each of the three performance metrics identified in the table above. The number of RSUs that will vest for each performance metric on the 2022 LTIP Performance Vesting Date shall be determined as follows:
a.if the “Target” level for such performance metric is not achieved, none of the Units relating to such performance metric will vest;
b.if the “Target” level (but no higher level) for such performance metric is achieved, 50% of the RSUs relating to such performance metric will vest;
c.if the “Above Target” level (but no higher level) for such performance metric is achieved, 75% of the RSUs relating to such performance metric will vest; and
d.if the “Outstanding” level for such performance metric is achieved, 100% of the RSUs relating to such performance metric will vest.

The foregoing summary of the 2022 EIP and the 2022 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2022 EIP and each of the 2022 LTIP Restricted Stock Unit Award Agreements, which are filed as exhibits to this Form 10-Q for the quarter ending March 31, 2022.

Stock Repurchase

During the period beginning April 1, 2022 and ended May 2, 2022, the Company repurchased 142,683 shares of its common stock for a total repurchase price of $188,526 pursuant to its previously authorized repurchase program. All repurchases were made at market rates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three-month periods ended March 31, 2022 and 2021. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2021.

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

Oil and gas companies, including upstream, midstream, downstream, pipeline, and gathering operators, utilize burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with industry regulations. Without a burner-management system, a field employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without a proper burner-management system, all application monitoring must be accomplished in-person, directly on-site. This requirement for on-site monitoring, in an environment with limited field personnel, can result in the potential interruption of production for long periods of time and increased risks associated with reigniting a flame, which can lead to site hazards, including explosions and the possibility of venting gas into the atmosphere. In addition, without a burner-management system, burners often operate for longer durations, frequently with lower efficiency, resulting in increased equipment fatigue and greater expense related to fuel consumption. We continue to assess regulatory requirements on behalf of our customers. We believe that burner-management systems and services offer solutions for customers to meet compliance standards where applicable. In addition to product sales, we dispatch specialized service technicians to provide maintenance and installation support throughout the United States and Canada.

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

Our systems and solutions have been widely adopted by exploration and production companies, midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include, Antero, ATCO, Chevron, CNRL, Concho Resources, Devon Energy, Dominion Energy, EQT, Kinder Morgan, National Grid, Ovintiv, Oxy Range Resources, Williams, XTO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in international markets and the broader combustion industries.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total Revenues	$9,503,140	$8,286,346	$6,943,198	$6,034,283	$5,092,349
Gross Profit Percentage	47.9%	41.6%	44.9%	44.0%	42.7%
Operating Expenses	$3,867,710	$3,747,177	$3,437,757	$3,252,169	$2,978,912
Income (loss) from Operations	$688,994	$(298,049)	$(318,289)	$(594,437)	$(804,225)
Net Income (Loss)	$627,161	$(145,123)	$92,246	$(397,166)	$(601,500)
Operating Cash Flow	$(1,192,349)	$(308,894)	$(598,001)	$(264,843)	$1,820,665

Revenues for the quarter ended March 31, 2022, increased by 87% or $4,410,791 compared to the quarter ended March 31, 2021, which was driven by improved customer demand associated with industry recoveries from the COVID-19 pandemic, a significant rise in oil prices, and an increase in rig counts. The average oil price during the three months ended March 31, 2022, was $95.18 per barrel compared to $58.09 per barrel for the same period of last year, representing an increase of 64%. Additionally, the first quarter of 2022 weekly average rig count for North America was 816 compared to 522 in the same period of last year, which represents an increase of 56%. Customer demand increased during the quarter ended March 31, 2022, in response to these industry trends.

Our gross profit margin for the first quarter of 2022 was up 5.2% from the same quarter of last year. The gross margin percentage normally fluctuates each quarter due to changes in product mix and product related reserves, which impacted the most recently concluded quarter. The gross margin of the first quarter of 2022 also benefited from greater fixed cost coverage from the significant increase in revenue over prior quarters.

Operating expenses increased $888,798 from the same quarter of last year, which is primarily a result of increases in employee related costs and travel expenses as we unwound the significant cost reduction measures implemented in 2020 and 2021 in response to the COVID-19 pandemic and the resulting oil market supply and demand dynamics.

Due to the factors discussed above, we reported income from operations of $688,994 for the quarter ended March 31, 2022, compared to a loss from operations of $804,225 for the same quarter in 2021.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $627,161 for the quarter ended March 31, 2022, compared to a net loss of $601,500 for the same quarter in 2021.

Operating cash flows decreased during the first quarter of 2022 compared to the first quarter of 2021, due primarily to changes in working capital balances, including increases in customer accounts receivable and inventory and a decrease in accounts payable and accrued liabilities.

Liquidity and Capital Resources

Working capital at March 31, 2022 was $21,181,782, compared to $20,510,600 at December 31, 2021.

Our liquidity position is impacted by operating, investing and financing activities. During the three months ended March 31, 2022, we used $1,192,349 of cash in operating activities, primarily due to a large increase in accounts receivable driven by strong sales, particularly towards the end of the quarter, and an increase in inventory, due to our strategic investment approach to mitigate certain supply chain challenges. We expect to collect accounts receivable balances and convert inventory supply into sales during the remainder of 2022. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the three months ended March 31, 2022, we generated $584,770 of cash from investing activities, primarily due to the sale of certain financial investments. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the three months ended March 31, 2022, we used $725,990 of cash in financing activities, primarily related to purchases of treasury stock during the quarter. Financing activity trends consist of transactions related to equity awards and purchases of treasury stock pursuant to our open share repurchase program. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of March 31, 2022, we held $15,186,373 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above. See also Item 1A. Risk Factors for further discussion on the impact of COVID-19 on our business.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us that may have a material impact on us and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2021, which risks could materially affect our business, financial condition, or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth additional information regarding our share repurchases during the three months ended March 31, 2022:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January	144,742	$1.12	144,742	$1,083,268
February	82,540	$1.16	82,540	$987,657
March	282,349	$1.29	282,349	$623,163
Total	509,631		509,631

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1*	Profire Energy, Inc. 2022 Executive Incentive Plan

Exhibit 10.2*	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Ryan Oviatt dated April 6, 2022

Exhibit 10.3*	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Ryan Oviatt dated April 6, 2022

Exhibit 10.4*	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Cameron Tidball dated April 6, 2022

Exhibit 10.5*	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Cameron Tidball dated April 6, 2022

Exhibit 10.6*	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Patrick Fisher dated April 6, 2022

Exhibit 10.7*	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Patrick Fisher dated April 6, 2022

Exhibit 31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt

Exhibit 31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball

Exhibit 31.3*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	May 3, 2022	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	May 3, 2022	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer