Form 10-Q
period 2022-06-30
PROFIRE ENERGY INC
filed 2022-08-04
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 3, 2022, the registrant had 52,071,283 shares of common stock issued and 47,033,153 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,418,827	$8,188,270
Short-term investments	463,027	1,013,683
Accounts receivable, net	7,311,562	6,262,799
Inventories, net (note 3)	9,256,684	7,185,248
Prepaid expenses and other current assets (note 4)	1,156,314	1,025,276
Income tax receivable	25,994	560,445
Total Current Assets	25,632,408	24,235,721
LONG-TERM ASSETS
Net deferred tax asset	160,877	163,254
Long-term investments	8,619,410	8,259,809
Financing right-of-use asset	146,100	65,280
Property and equipment, net	10,799,084	11,185,539
Intangible assets, net	1,438,467	1,549,138
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	23,743,319	23,802,401
TOTAL ASSETS	$49,375,727	$48,038,122

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,945,957	$1,822,559
Accrued liabilities (note 5)	2,322,683	1,872,348
Current financing lease liability (note 6)	53,269	30,214
Total Current Liabilities	5,321,909	3,725,121
LONG-TERM LIABILITIES
Net deferred income tax liability	135,698	136,106
Long-term financing lease liability (note 6)	94,958	35,912
TOTAL LIABILITIES	5,552,565	3,897,139

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 52,071,283 issued and 47,033,153 outstanding at June 30, 2022, and 51,720,142 issued and 47,643,233 outstanding at December 31, 2021	52,072	51,720
Treasury stock, at cost	(7,336,323)	(6,107,593)
Additional paid-in capital	31,371,682	30,819,394
Accumulated other comprehensive loss	(2,654,188)	(2,100,467)
Retained earnings	22,389,919	21,477,929
TOTAL STOCKHOLDERS' EQUITY	43,823,162	44,140,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,375,727	$48,038,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES (note 8)
Sales of products, net	$8,860,682	$5,374,539	$17,739,105	$10,032,074
Sales of services, net	772,465	659,744	1,397,182	1,094,558
Total Revenues	9,633,147	6,034,283	19,136,287	11,126,632

COST OF SALES
Cost of sales - product	4,530,065	2,910,879	8,912,764	5,448,513
Cost of sales - services	699,937	465,672	1,263,674	845,700
Total Cost of Sales	5,230,002	3,376,551	10,176,438	6,294,213

GROSS PROFIT	4,403,145	2,657,732	8,959,849	4,832,419

OPERATING EXPENSES
General and administrative	3,786,561	2,783,872	7,178,938	5,338,408
Research and development	362,197	301,445	670,512	558,336
Depreciation and amortization	159,580	166,852	326,597	334,337
Total Operating Expenses	4,308,338	3,252,169	8,176,047	6,231,081

INCOME (LOSS) FROM OPERATIONS	94,807	(594,437)	783,802	(1,398,662)

OTHER INCOME (EXPENSE)
Gain on sale of property and equipment	214,841	38,492	310,683	112,393
Other income (expense)	(17,949)	4,836	(36,728)	4,739
Interest income	20,307	28,569	41,852	49,631
Total Other Income	217,199	71,897	315,807	166,763

INCOME (LOSS) BEFORE INCOME TAXES	312,006	(522,540)	1,099,609	(1,231,899)

INCOME TAX BENEFIT (EXPENSE)	(27,177)	125,374	(187,619)	233,233

NET INCOME (LOSS)	$284,829	$(397,166)	$911,990	$(998,666)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(290,291)	$163,485	$(131,933)	$303,091
Unrealized gains (losses) on investments	(134,662)	55,529	(421,788)	47,555
Total Other Comprehensive Income (Loss)	(424,953)	219,014	(553,721)	350,646

COMPREHENSIVE INCOME (LOSS)	$(140,124)	$(178,152)	$358,269	$(648,020)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.01)	$0.02	$(0.02)
FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.01)	$0.02	$(0.02)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,092,275	48,054,136	47,285,782	48,022,295
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,699,208	48,054,136	48,865,186	48,022,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983
Stock based compensation	—	—	138,503	—	—	—	138,503
Stock issued in settlement of RSUs and accrued bonuses	139,894	140	212,647	—	—	—	212,787
Tax withholdings paid related to stock based compensation	—	—	(91,098)	—	—	—	(91,098)
Treasury stock repurchased	(509,631)	—	—	—	(622,263)	—	(622,263)
Foreign currency translation	—	—	—	158,359	—	—	158,359
Unrealized losses on investments	—	—	—	(287,126)	—	—	(287,126)
Net income	—	—	—	—	—	627,161	627,161
Balance, March 31, 2022	47,273,496	$51,860	$31,079,446	$(2,229,234)	$(6,729,856)	$22,105,090	$44,277,306
Stock based compensation	—	—	274,390	—	$—	—	274,390
Stock issued in exercise of stock options	27,200	$28	$21,554	$—	$—	$—	$21,582
Stock issued in settlement of RSUs	184,047	184	(184)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(3,524)	—	—	—	(3,524)
Treasury stock repurchased	(451,590)	$—	—	—	(606,467)	—	$(606,467)
Foreign currency translation	—	—	—	(290,292)	—	—	(290,292)
Unrealized losses on investments	—	—	—	(134,662)	—	—	(134,662)
Net income	—	—	—	—	—	284,829	284,829
Balance, June 30, 2022	47,033,153	$52,072	$31,371,682	$(2,654,188)	$(7,336,323)	$22,389,919	$43,823,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386
Stock based compensation	—	—	125,043	—	—	—	125,043
Stock issued in settlement of RSUs	49,113	49	(49)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(26,629)	—	—	—	(26,629)
Foreign currency translation	—	—	—	139,606	—	—	139,606
Unrealized losses on investments	—	—	—	(7,974)	—	—	(7,974)
Net loss	—	—	—	—	—	(601,500)	(601,500)
Balance, March 31, 2021	48,021,696	$51,434	$30,391,837	$(2,017,292)	$(5,353,019)	$21,927,972	$45,000,932
Stock based compensation	—	—	207,084	—	—	—	207,084
Stock issued in exercise of stock options	—	—	—				—
Stock issued in settlement of RSUs	217,312	217	(217)	—	—	—	—
Tax withholdings paid related to stock based compensation			(16,200)				(16,200)
Treasury stock repurchased	—				—		—
Foreign currency translation	—	—	—	163,485	—	—	163,485
Unrealized gains on investments	—	—	—	55,529	—	—	55,529
Net loss	—	—	—	—	—	(397,166)	(397,166)
Balance, June 30, 2021	48,239,008	$51,651	$30,582,504	$(1,798,278)	$(5,353,019)	$21,530,806	$45,013,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$911,990	$(998,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	558,832	683,597
Gain on sale of property and equipment	(310,683)	(112,393)
Bad debt expense	28,474	(32,463)
Stock awards issued for services	412,893	332,127
Changes in operating assets and liabilities:
Accounts receivable	(877,417)	(7,313)
Income taxes receivable/payable	534,456	(299,436)
Inventories	(2,097,471)	577,341
Prepaid expenses and other current assets	(140,352)	988,464
Deferred tax asset/liability	(408)	78,746
Accounts payable and accrued liabilities	1,601,376	345,818
Net Cash Provided by Operating Activities	621,690	1,555,822

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	412,339	69,484
Purchase of investments	(231,032)	(719,817)
Purchase of property and equipment	(223,215)	(93,049)
Net Cash Used in Investing Activities	(41,908)	(743,382)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(93,527)	(42,829)
Cash received in exercise of stock options	25,106	—
Purchase of treasury stock	(1,228,731)	—
Principal paid towards lease liability	(19,787)	(21,749)
Net Cash Used in Financing Activities	(1,316,939)	(64,578)

Effect of exchange rate changes on cash	(32,286)	25,201

NET CHANGE IN CASH	(769,443)	773,063
CASH AT BEGINNING OF PERIOD	8,188,270	9,148,312
CASH AT END OF PERIOD	$7,418,827	$9,921,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,253	$2,353
Income taxes	$21,000	$17,150
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$212,787	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the six months ended June 30, 2022 and 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at June 30, 2022 and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021 ("Form 10-K").  The results of operations for the three and six-month periods ended June 30, 2022 and 2021 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	June 30, 2022	December 31, 2021
Raw materials	$265,354	$301,320
Finished goods	9,443,205	7,556,048
Subtotal	9,708,559	7,857,368
Reserve for obsolescence	(451,875)	(672,120)
Total	$9,256,684	$7,185,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the six months ended June 30, 2022 and 2021
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	June 30, 2022	December 31, 2021
Prepaid inventory	627,188	530,725
Prepaid insurance	102,747	228,849
Interest receivables	54,775	63,841
Tax credits	183,426	—
Other	188,178	201,861
Total	$1,156,314	$1,025,276

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	June 30, 2022	December 31, 2021
Employee-related payables	$1,563,981	$1,621,131
Deferred revenue	204,257	817
Inventory-related payables	312,998	67,027
Tax-related payables	38,011	37,880
Warranty liabilities	55,376	49,624
Other	148,060	95,869
Total	$2,322,683	$1,872,348

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for purposes of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 3.8 years.

The following table shows the components of financing lease cost:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Financing Lease Cost	2022	2021	2022	2021
Amortization of right-of-use assets	$8,651	$10,211	$21,068	$21,203
Interest on lease liabilities	556	417	1,252	2,353
Total financing lease cost	$9,207	$10,628	$22,320	$23,556

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the six months ended June 30, 2022 and 2021
The Company leases one warehouse space with a two-year lease, which is recorded as an operating lease. The remainder of our office space leases are considered to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. Operating lease expense recognized during the three and six months ended June 30, 2022 and June 30, 2021, was $16,261 and $36,914, and $19,000 and $35,263, respectively.

Supplemental operating lease information as of June 30, 2022 is as follows:

Operating right of use assets	$48,574
Current operating lease liabilities	24,821
Long-term operating lease liabilities	23,753
Weighted-average remaining lease term in years	2.0
Weighted-average discount rate	4.5%

As of June 30, 2022, maturities of lease liabilities are as follows:

Years ending December 31,	Amount
2022	$28,959
2023	57,919
2024	40,886
2025	11,927
2026	11,927
Thereafter	7,520
Total future minimum lease payments	$159,138
Less: Amount representing interest	10,911
Present value of future payments	$148,227
Current portion	$53,269
Long-term portion	$94,958

NOTE 7 – STOCKHOLDERS' EQUITY

As of June 30, 2022, and December 31, 2021, the Company held 5,038,130 and 4,076,909 shares of its common stock in treasury at a total cost of $7,336,323 and $6,107,593, respectively.

On September 15, 2021, the Board of Directors of the Company (the "Board") authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through September 30, 2022. All purchases under this program were made at the discretion of management. The size and timing of purchases were dependent on price, market and business conditions and other factors. As of June 30, 2022, the Company had spent the full allotment under the program.

As of June 30, 2022, the Company had 536,361 restricted stock units ("RSUs"), 735,512 performance-based RSUs, and 834,500 stock options outstanding with $939,917 in remaining compensation expense to be recognized over the next 1.6 years. See further details below about certain subsets of these outstanding equity-based awards.

On June 15, 2022, pursuant to the annual renewal of director compensation, the Board approved a grant of 178,623 RSUs to the Company's independent directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's next annual meeting of stockholders, whichever is earlier. The awards will result in total compensation expense of approximately $234,000 to be recognized over the vesting period.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the six months ended June 30, 2022 and 2021
On April 6, 2022, the Compensation Committee of the Board (The "Compensation Committee") approved the 2022 Executive Incentive Plan (the “2022 EIP”) for, Ryan W. Oviatt, the Company's Co-CEO,Co-President, and CFO, Cameron M. Tidball, the Company's Co-CEO and Co-President, and Patrick D. Fisher, the Company's Vice President of Product Development. The 2022 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2022. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company's 2014 Equity Incentive Plan, as amended (the " Plan"). In addition to the 2022 EIP, the Board also approved as a long-term incentive plan the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the Plan (the “2022 LTIP”).

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

2022 LTIP

The 2022 LTIP consists of total awards of up to 230,232 RSUs to Mr. Oviatt, up to 230,232 RSUs to Mr. Tidball, and up to 43,023 RSUs to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2022 LTIP Restricted Stock Unit Award Agreements”) entered into between the Company and each participant. One such agreement covers the 33% of each award recipient’s RSUs that are subject to time-based vesting, and the other such agreement covers the remaining 67% of such award recipient’s RSUs that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested unit. The vesting period of the 2022 LTIP began on January 1, 2022 and terminates on December 31, 2024 (the “2022 LTIP Performance Vesting Date”).

The RSUs subject to time-based vesting, including 76,744 RSUs to Mr. Oviatt, 76,744 RSUs for Mr. Tidball, and 14,341 RSUs to Mr. Fisher, will vest in three equal and annual installments beginning December 31, 2022 and ending on December 31, 2024 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting RSUs, including up to 153,488 RSUs for Mr. Oviatt, 153,488 RSUs for Mr. Tidball, and 28,682 RSUs to Mr. Fisher, may vest at the end of the three-year performance period beginning January 1, 2022 based upon the following Company performance metrics:

Performance Metric	Weight	Target	Above Target	Outstanding
Total Shareholder Return (based on the Company’s closing price of its common stock at the end of the Performance Period relative to its closing price as of the last trading day in 2021)	1/3	89%	136%	183%
Relative Total Shareholder Return (based on the Company’s ranked performance in closing stock price growth relative to a peer group of companies during the Performance Period)	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	10%	15%	20%

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the six months ended June 30, 2022 and 2021
One-third of such performance-vesting RSUs, consisting of 51,163 RSUs for Mr. Oviatt, 51,163 RSUs for Mr. Tidball, and 9,561 RSUs for Mr. Fisher, may vest for each of the three performance metrics identified in the table above. The number of RSUs that will vest for each performance metric on the 2022 LTIP Performance Vesting Date shall be determined as follows:
a.if the “Target” level for such performance metric is not achieved, none of the RSUs relating to such performance metric will vest;
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

The foregoing summary of the 2022 EIP and the 2022 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2022 EIP and each of the 2022 LTIP Restricted Stock Unit Award Agreements, which are filed as exhibits to this Form 10-Q for the quarter ending June 30, 2022.

2021 EIP and LTIP

On May 28, 2021, the Compensation Committee approved the 2021 Executive Incentive Plan (the “2021 EIP”) for Brenton W. Hatch, the Company’s former Executive Chairman, Ryan W. Oviatt, Cameron M. Tidball, Jay G. Fugal, the Company’s former Vice President of Operations, and Patrick D. Fisher. The 2021 EIP provided for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2021. The incentive compensation was payable in cash and stock, and the stock portion of the incentive compensation was intended to constitute an award under the Plan.

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

In addition to the 2021 EIP, the Board also approved as a long-term incentive plan, the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the Plan (the “2021 LTIP”). The 2021 LTIP consists of total awards of up to 204,543 RSUs to Mr. Oviatt, up to 204,543 RSUs to Mr. Tidball, up to 85,908 RSUs to Mr. Fugal, and up to 47,973 RSUs to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2021 LTIP Restricted Stock Unit Award Agreements”) between the Company and each participant. One agreement covers the 33% of each award recipient’s RSUs that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s RSUs that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested RSU. The vesting period of the 2021 LTIP began on January 1, 2021 and terminates on December 31, 2023 (the “2021 LTIP Performance Vesting Date”).

The RSUs subject to time-based vesting, including 68,181 RSUs to Mr. Oviatt, 68,181 RSUs for Mr. Tidball, 28,636 RSUs to Mr. Fugal, and 15,991 RSUs to Mr. Fisher, vest in three equal annual installments that began on December 31, 2021 and will end on December 31, 2023 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting RSUs, including up to 136,362 RSUs for Mr. Oviatt, 136,362 RSUs for Mr. Tidball, 57,272 RSUs for Mr. Fugal, and 31,982 RSUs to Mr. Fisher, are eligible to vest over a three-year performance period beginning January 1, 2021 based upon the following Company performance metrics:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the six months ended June 30, 2022 and 2021

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

One-third of such performance-vesting RSUs, consisting of 45,454 RSUs for Mr. Oviatt, 45,454 RSUs for Mr. Tidball, 19,091 RSUs for Mr. Fugal, and 10,661 RSUs for Mr. Fisher, are eligible to vest for each of the three performance metrics identified in the table above. The number of RSUs that will vest for each performance metric on the 2021 LTIP Performance Vesting Date shall be determined as follows:
•if the “Target” level for such performance metric is not achieved, none of the RSUs relating to such performance metric will vest;
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

On June 16, 2021, pursuant to the annual renewal of director compensation, the Board approved a grant of 189,471 RSUs to the Company's independent directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs vested as the Company's annual meeting of stockholders on June 15, 2022. The awards resulted in total compensation expense of approximately $216,000 recognized over the vesting period.

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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of June 30, 2022.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the six months ended June 30, 2022 and 2021
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

Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2022
	2022	2021	2022	2021
Electronics	$3,560,021	$2,016,876	$7,041,639	$3,868,675
Manufactured	503,129	324,830	1,024,782	561,640
Re-Sell	4,797,532	3,032,833	9,672,684	5,601,759
Service	772,465	659,744	1,397,182	1,094,558
Total Revenue	$9,633,147	$6,034,283	$19,136,287	$11,126,632

NOTE 9 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended June 30,
	2022			2021
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$284,829	47,092,275	$0.01	$(397,166)	48,054,136	$(0.01)

Effect of Dilutive Securities
Stock options & RSUs	—	1,606,933		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$284,829	$48,699,208	$0.01	$(397,166)	$48,054,136	$(0.01)

Stock options to purchase and RSUs to vest totaling 1,776,776 shares of common stock at a weighted average price of $1.15 per share were outstanding during the three months ended June 30, 2021, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These options and RSUs, which expire between December 2022 and December 2024, were still outstanding at June 30, 2021.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the six months ended June 30, 2022 and 2021

	For the Six Months Ended June 30,
	2022			2021
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$911,990	47,285,782	$0.02	$(998,666)	48,022,295	$(0.02)

Effect of Dilutive Securities
Stock options & RSUs	—	1,579,404		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$911,990	48,865,186	$0.02	$(998,666)	48,022,295	$(0.02)

Stock options and RSUs to purchase 1,776,776 shares of common stock at a weighted average price of $1.15 per share were outstanding during the six months ended June 30, 2021, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These RSUs, which expire between December 2022 and December 2024, were still outstanding at June 30, 2021.

NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sales	2022	2021	2022	2021
Canada	$1,886,332	$1,035,377	$3,883,583	$1,863,822
United States	7,746,815	4,998,906	15,252,704	9,262,810
Total Consolidated	$9,633,147	$6,034,283	$19,136,287	$11,126,632

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Profit (Loss)	2022	2021	2022	2021
Canada	$(601,435)	$(556,713)	$(954,005)	$(877,475)
United States	886,264	159,547	1,865,995	(121,191)
Total Consolidated	$284,829	$(397,166)	$911,990	$(998,666)

			As of
Long-Lived Assets			June 30, 2022	December 31, 2021
Canada			$5,450,106	$5,667,225
United States			5,495,078	5,583,594
Total Consolidated			$10,945,184	$11,250,819

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued noting no items requiring disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three and six-month periods ended June 30, 2022 and 2021. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2021.

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

Our burner-management technology is designed to monitor, operate, and manage a wide array of complex industrial heat -applications. Providing our customers with safety-approved and certified technology, purposefully designed and built to meet regulatory requirements and process needs, is a critical component of our customers’ safety protocols and initiatives.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Total Revenues	$9,633,147	$9,503,141	$8,286,345	$6,943,198	$6,034,283
Gross Profit Percentage	45.7%	47.9%	41.6%	44.9%	44.0%
Operating Expenses	$4,308,338	$3,867,709	$3,747,420	$3,437,757	$3,252,169
Income (loss) from Operations	$94,806	$688,994	$(298,291)	$(318,289)	$(594,437)
Net Income (Loss)	$284,829	$627,160	$(145,364)	$92,246	$(397,166)
Operating Cash Flow	$621,690	$(1,192,349)	$(308,894)	$(598,001)	$(264,843)

Revenues for the quarter ended June 30, 2022, increased by 60% or $3,598,864 compared to the quarter ended June 30, 2021, which was driven by improved customer demand associated with industry recoveries from the COVID-19 pandemic, a significant rise in oil prices, and an increase in rig counts. The average oil price during the three months ended June 30, 2022, was $108.83 per barrel compared to $66.19 per barrel for the same period of last year, representing an increase of approximately 64%. The average Henry Hub natural gas price increased by 154% during this same time period. Additionally, the second quarter of 2022 weekly average rig count for North America was 810 compared to 508 in the same period of last year, which represents an increase of 60%. Customer demand increased during the quarter ended June 30, 2022, in response to these industry trends.

Our gross profit margin for the second quarter of 2022 was up 1.7% from the same quarter of last year. The gross margin percentage normally fluctuates each quarter due to changes in product mix and product related reserves, which impacted the most recently concluded quarter. The gross margin of the second quarter of 2022 also benefited from greater fixed cost coverage from the significant increase in revenue over prior quarters. These improvements were partially offset by significant inflationary cost pressure including higher costs of freight, and shipping and direct labor.

Operating expenses increased $1,056,169 from the same quarter of last year, which primarily results from increases in headcount and cost inflation across the business.

Due to the factors discussed above, we reported income from operations of $94,806 for the quarter ended June 30, 2022, compared to a loss from operations of $594,437 for the same quarter in 2021.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $284,829 for the quarter ended June 30, 2022, compared to a net loss of $397,166 for the same quarter in 2021.

Operating cash flows increased $621,690 during the second quarter of 2022 compared to the second quarter of 2021, due primarily to changes in working capital balances, including increases in customer accounts receivable and inventory.

Liquidity and Capital Resources

Working capital at June 30, 2022 was $20,310,499, compared to $20,510,600 at December 31, 2021.

Our liquidity position is impacted by operating, investing and financing activities. During the six months ended June 30, 2022, we generated $621,690 of cash from operating activities, primarily due to increases in accounts payable and accrued liabilities, as well as a tax refund received from the IRS. These increases were partially offset by increases in accounts receivable and inventory. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the six months ended June 30, 2022, we used $41,908 of cash from investing activities, primarily due to the purchase of certain financial investments. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the six months ended June 30, 2022, we used $1,316,939 of cash in financing activities, primarily related to purchases of treasury stock during the quarter. Financing activity trends consist of transactions related to equity awards and purchases of treasury stock pursuant to our share repurchase program. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of June 30, 2022, we held $16,501,264 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above. See also Item 1A. Risk Factors for further discussion on the impact of COVID-19 on our business.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth additional information regarding our share repurchases during the three months ended June 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April	146,959	$1.32	146,959	$412,281
May	138,083	$1.36	138,083	$225,130
June	166,548	$1.35	166,548	$—
Total	451,590		451,590

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

PROFIRE ENERGY, INC.

Date:	August 4, 2022	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	August 4, 2022	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer