Form 10-Q
period 2022-09-30
PROFIRE ENERGY INC
filed 2022-11-02
CIK 1289636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 1, 2022, the registrant had 52,078,283 shares of common stock issued and 47,040,153 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,639,865	$8,188,270
Short-term investments	867,658	1,013,683
Accounts receivable, net	8,933,905	6,262,799
Inventories, net (note 3)	10,205,207	7,185,248
Prepaid expenses and other current assets (note 4)	2,642,512	1,025,276
Income tax receivable	—	560,445
Total Current Assets	28,289,147	24,235,721
LONG-TERM ASSETS
Net deferred tax asset	185,772	163,254
Long-term investments	7,944,181	8,259,809
Financing right-of-use asset	132,760	65,280
Property and equipment, net	10,374,126	11,185,539
Intangible assets, net	1,312,660	1,549,138
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	22,528,880	23,802,401
TOTAL ASSETS	$50,818,027	$48,038,122

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,008,126	$1,822,559
Accrued liabilities (note 5)	3,157,221	1,872,348
Current financing lease liability (note 6)	53,084	30,214
Income taxes payable	570,430	—
Total Current Liabilities	5,788,861	3,725,121
LONG-TERM LIABILITIES
Net deferred income tax liability	480,105	136,106
Long-term financing lease liability (note 6)	80,684	35,912
TOTAL LIABILITIES	6,349,650	3,897,139

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 52,078,283 issued and 47,040,153 outstanding at September 30, 2022, and 51,720,142 issued and 47,643,233 outstanding at December 31, 2021	52,079	51,720
Treasury stock, at cost	(7,336,323)	(6,107,593)
Additional paid-in capital	31,570,226	30,819,394
Accumulated other comprehensive loss	(3,418,272)	(2,100,467)
Retained earnings	23,600,667	21,477,929
TOTAL STOCKHOLDERS' EQUITY	44,468,377	44,140,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,818,027	$48,038,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES (note 8)
Sales of products, net	$11,895,881	$6,296,736	$29,634,986	$16,328,810
Sales of services, net	933,457	646,462	2,330,639	1,741,020
Total Revenues	12,829,338	6,943,198	31,965,625	18,069,830

COST OF SALES
Cost of sales - product	5,960,311	3,217,655	14,873,075	8,666,168
Cost of sales - services	750,151	606,075	2,013,825	1,451,775
Total Cost of Sales	6,710,462	3,823,730	16,886,900	10,117,943

GROSS PROFIT	6,118,876	3,119,468	15,078,725	7,951,887

OPERATING EXPENSES
General and administrative	3,413,048	2,980,945	10,591,986	8,319,353
Research and development	435,059	290,657	1,105,571	848,993
Depreciation and amortization	152,876	166,155	479,473	500,492
Total Operating Expenses	4,000,983	3,437,757	12,177,030	9,668,838

INCOME (LOSS) FROM OPERATIONS	2,117,893	(318,289)	2,901,695	(1,716,951)

OTHER INCOME (EXPENSE)
Gain on sale of assets	12,887	31,685	323,570	144,078
Other income (expense)	(6,839)	(2,984)	(43,567)	1,755
Interest income	45,107	33,067	86,959	82,698
Total Other Income	51,155	61,768	366,962	228,531

INCOME (LOSS) BEFORE INCOME TAXES	2,169,048	(256,521)	3,268,657	(1,488,420)

INCOME TAX BENEFIT (EXPENSE)	(958,300)	348,767	(1,145,919)	582,000

NET INCOME (LOSS)	$1,210,748	$92,246	$2,122,738	$(906,420)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(591,282)	$(263,908)	$(723,209)	$39,183
Unrealized gains (losses) on investments	(172,802)	(20,811)	(594,596)	26,744
Total Other Comprehensive Income (Loss)	(764,084)	(284,719)	(1,317,805)	65,927

COMPREHENSIVE INCOME (LOSS)	$446,664	$(192,473)	$804,933	$(840,493)

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$—	$0.04	$(0.02)
FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$—	$0.04	$(0.02)

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,036,012	48,239,236	47,201,611	48,095,404
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,558,207	49,328,808	48,761,346	48,095,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983
Stock based compensation	—	—	138,503	—	—	—	138,503
Stock issued in settlement of RSUs and accrued bonuses	139,894	140	212,647	—	—	—	212,787
Tax withholdings paid related to stock based compensation	—	—	(91,098)	—	—	—	(91,098)
Treasury stock repurchased	(509,631)	—	—	—	(622,263)	—	(622,263)
Foreign currency translation	—	—	—	158,359	—	—	158,359
Unrealized losses on investments	—	—	—	(287,126)	—	—	(287,126)
Net income	—	—	—	—	—	627,161	627,161
Balance, March 31, 2022	47,273,496	$51,860	$31,079,446	$(2,229,234)	$(6,729,856)	$22,105,090	$44,277,306
Stock based compensation	—	—	274,390	—	$—	—	274,390
Stock issued in exercise of stock options	27,200	$28	$21,554	$—	$—	$—	$21,582
Stock issued in settlement of RSUs	184,047	184	(184)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(3,524)	—	—	—	(3,524)
Treasury stock repurchased	(451,590)	$—	—	—	(606,467)	—	$(606,467)
Foreign currency translation	—	—	—	(290,292)	—	—	(290,292)
Unrealized losses on investments	—	—	—	(134,662)	—	—	(134,662)
Net income	—	—	—	—	—	284,829	284,829
Balance, June 30, 2022	47,033,153	$52,072	$31,371,682	$(2,654,188)	$(7,336,323)	$22,389,919	$43,823,162
Stock based compensation	—	—	193,056	—	—	—	193,056
Stock issued in exercise of stock options	7,000	7	5,488	—	—	—	5,495
Stock issued in settlement of RSUs	—	—	—	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	—	—	—	—	—
Treasury stock repurchased	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	(591,282)	—	—	(591,282)
Unrealized losses on investments	—	—	—	(172,802)	—	—	(172,802)
Net income	—	—	—	—	—	1,210,748	1,210,748
Balance, September 30, 2022	$47,040,153	$52,079	$31,570,226	$(3,418,272)	$(7,336,323)	$23,600,667	$44,468,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386
Stock based compensation	—	—	125,043	—	—	—	125,043
Stock issued in settlement of RSUs	49,113	49	(49)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(26,629)	—	—	—	(26,629)
Foreign currency translation	—	—	—	139,606	—	—	139,606
Unrealized losses on investments	—	—	—	(7,974)	—	—	(7,974)
Net loss	—	—	—	—	—	(601,500)	(601,500)
Balance, March 31, 2021	48,021,696	$51,434	$30,391,837	$(2,017,292)	$(5,353,019)	$21,927,972	$45,000,932
Stock based compensation	—	—	207,084	—	—	—	207,084
Stock issued in exercise of stock options	—	—	—				—
Stock issued in settlement of RSUs	217,312	217	(217)	—	—	—	—
Tax withholdings paid related to stock based compensation			(16,200)				(16,200)
Treasury stock repurchased	—				—		—
Foreign currency translation	—	—	—	163,485	—	—	163,485
Unrealized gains on investments	—	—	—	55,529	—	—	55,529
Net loss	—	—	—	—	—	(397,166)	(397,166)
Balance, June 30, 2021	48,239,008	$51,651	$30,582,504	$(1,798,278)	$(5,353,019)	$21,530,806	$45,013,664
Stock based compensation	—	—	142,754	—	—	—	142,754
Stock issued in exercise of stock options	3,000	3	2,670	—	—	—	2,673
Stock issued in settlement of RSUs	—	—	—	—	—	—	—
Stock issues in acquisition (note 9)	—	—	—	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	—	—	—	—	—
Treasury stock repurchased	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	(263,908)	—	—	(263,908)
Unrealized losses on investments	—	—	—	(20,811)	—	—	(20,811)
Net loss	—	—	—	—	—	92,246	92,246
Balance, September 30, 2021	$48,242,008	$51,654	$30,727,928	$(2,082,997)	$(5,353,019)	$21,623,052	$44,966,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$2,122,738	$(906,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	831,036	971,712
Gain on sale of property and equipment	(314,059)	(144,078)
Gain on sale of intangibles	(9,511)	—
Bad debt expense	40,948	2,622
Stock awards issued for services	605,955	474,881
Changes in operating assets and liabilities:
Accounts receivable	(2,620,155)	(904,325)
Income taxes receivable/payable	1,130,931	(606,128)
Inventories	(3,190,546)	946,865
Prepaid expenses and other current assets	(1,668,442)	532,519
Deferred tax asset/liability	307,663	49,851
Accounts payable and accrued liabilities	1,566,810	540,322
Net Cash Provided by (Used in) Operating Activities	(1,196,632)	957,821

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	464,574	101,169
Proceeds from sale of intangibles	85,000	—
Purchase of investments	(133,371)	(881,588)
Purchase of property and equipment	(370,791)	(138,562)
Net Cash Provided by (Used in) Investing Activities	45,412	(918,981)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(94,802)	(42,829)
Cash received in exercise of stock options	31,084	2,673
Purchase of treasury stock	(1,228,731)	—
Principal paid towards lease liability	(28,145)	(31,911)
Net Cash Used in Financing Activities	(1,320,594)	(72,067)

Effect of exchange rate changes on cash	(76,591)	14,331

NET DECREASE IN CASH	(2,548,405)	(18,896)
CASH AT BEGINNING OF PERIOD	8,188,270	9,148,312
CASH AT END OF PERIOD	$5,639,865	$9,129,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,331	$2,689
Income taxes	$21,000	$17,150
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$212,787	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the nine months ended September 30, 2022 and 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) which are necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at September 30, 2022 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021 ("Form 10-K").  The results of operations for the three- and nine-month periods ended September 30, 2022 and 2021 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The Company's accounting policies conform to "US GAAP."

The Company provides burner-management products, solutions and services primarily for the oil and gas industry within the US and Canadian markets. The Company has begun expanding outside of these markets to other international locations and into other industries with combustion and burner management requirements.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2022	December 31, 2021
Raw materials	$245,049	$301,320
Finished goods	10,312,904	7,556,048
Subtotal	10,557,953	7,857,368
Reserve for obsolescence	(352,746)	(672,120)
Total	$10,205,207	$7,185,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the nine months ended September 30, 2022 and 2021
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	September 30, 2022	December 31, 2021
Prepaid inventory	$997,885	$530,725
Accrued receivables	767,110	—
Prepaid insurance	356,718	228,849
Interest receivables	60,248	63,841
Tax credits	161,385	—
Other	299,166	201,861
Total	$2,642,512	$1,025,276

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	September 30, 2022	December 31, 2021
Employee-related payables	$1,785,874	$1,621,131
Deferred revenue	328,744	817
Inventory-related payables	483,382	67,027
Tax-related payables	84,763	37,880
Warranty liabilities	45,407	49,624
Other	429,051	95,869
Total	$3,157,221	$1,872,348

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 36 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for purposes of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 3.6 years.

The following table shows the components of financing lease cost:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Financing Lease Cost	2022	2021	2022	2021
Amortization of right-of-use assets	$7,240	$9,811	$28,308	$31,014
Interest on lease liabilities	1,078	337	2,331	2,690
Total financing lease cost	$8,318	$10,148	$30,639	$33,704

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the nine months ended September 30, 2022 and 2021
The Company leases one warehouse space with a two-year lease, which is recorded as an operating lease. The remainder of our office space leases are considered to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. Operating lease expense recognized during the three- and nine months ended September 30, 2022 and September 30, 2021 was $13,356 and $50,270, and $19,000 and $35,263, respectively.

Supplemental operating lease information as of September 30, 2022 is as follows:

Operating right of use assets	$42,473
Current operating lease liabilities	25,101
Long-term operating lease liabilities	17,372
Weighted-average remaining lease term in years	1.8
Weighted-average discount rate	4.5%

As of September 30, 2022, maturities of lease liabilities are as follows:

Years ending December 31,	Amount
2022	$14,480
2023	57,919
2024	40,886
2025	11,927
2026	11,927
Thereafter	5,963
Total future minimum lease payments	$143,102
Less: Amount representing interest	9,334
Present value of future payments	$133,768
Current portion	$53,084
Long-term portion	$80,684

NOTE 7 – STOCKHOLDERS' EQUITY

As of September 30, 2022 and December 31, 2021, the Company held 5,038,130 and 4,076,909 shares of its common stock in treasury at a total cost of $7,336,323 and $6,107,593, respectively.

On September 15, 2021, the Board of Directors of the Company (the "Board") authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through September 30, 2022. All purchases under this program were made at the discretion of management. The size and timing of purchases were dependent on price, market and business conditions and other factors. As of June 2022, the Company had spent the full allotment under the program.

As of September 30, 2022, the Company had 536,361 restricted stock units ("RSUs"), 735,512 performance-based RSUs, and 827,500 stock options outstanding with $746,570 in remaining compensation expense to be recognized over the next 1.4 years. See further details below about certain subsets of these outstanding equity-based awards.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the nine months ended September 30, 2022 and 2021
On April 6, 2022, the Compensation Committee of the Board (The "Compensation Committee") approved the 2022 Executive Incentive Plan (the “2022 EIP”) for Ryan W. Oviatt, the Company's Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company's Co-CEO and Co-President, and Patrick D. Fisher, the Company's Vice President of Product Development. The 2022 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2022. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company's 2014 Equity Incentive Plan, as amended (the " Plan"). In addition to the 2022 EIP, the Board also approved as a long-term incentive plan the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the Plan (the “2022 LTIP”).

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
For the nine months ended September 30, 2022 and 2021
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

The foregoing summary of the 2022 EIP and the 2022 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2022 EIP and each of the 2022 LTIP Restricted Stock Unit Award Agreements, which are filed as exhibits to Form 10-Q for the quarter ending March 31, 2022.

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
For the nine months ended September 30, 2022 and 2021

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

NOTE 8 – REVENUE

Performance Obligations

Our performance obligations include providing product and servicing our product as well as other combustion related equipment. We recognize product revenue performance obligations in most cases when the product is delivered to the customer. Occasionally, if we are shipping the product on a customer’s account, we recognize revenue when the product has been shipped. At that point in time, the control of the product is transferred to the customer. When we perform service work, we apply the practical expedient that allows us to recognize service revenue when we have the right to invoice the customer for the work completed. We do not engage in transactions acting as an agent. The time needed to complete our performance obligations varies based on the size of the project; however, we typically satisfy our performance obligations within a few months of entering into the applicable sales contract or service contract.

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of September 30, 2022.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the nine months ended September 30, 2022 and 2021
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

Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Electronics	$4,415,011	$2,327,854	$11,456,616	$6,196,529
Manufactured	974,081	346,952	1,998,981	908,592
Re-Sell	6,506,789	3,621,930	16,179,388	9,223,689
Service	933,457	646,462	2,330,639	1,741,020
Total Revenue	$12,829,338	$6,943,198	$31,965,625	$18,069,830

NOTE 9 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended September 30,
	2022			2021
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$1,210,748	47,036,012	$0.03	$92,246	48,239,236	$—

Effect of Dilutive Securities
Stock options & RSUs	—	1,522,195		—	1,089,572

Diluted EPS
Net income available to common stockholders + assumed conversions	$1,210,748	$48,558,207	$0.02	$92,246	$49,328,808	$—

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the nine months ended September 30, 2022 and 2021

	For the Nine Months Ended September 30,
	2022			2021
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$2,122,738	47,201,611	$0.04	$(906,420)	48,095,404	$(0.02)

Effect of Dilutive Securities
Stock options & RSUs	—	1,559,735		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$2,122,738	48,761,346	$0.04	$(906,420)	48,095,404	$(0.02)

Stock options and RSUs to purchase 1,773,776 shares of common stock at a weighted average price of $1.13 per share were outstanding during the nine months ended September 30, 2021, but were not included in the computation of diluted EPS because the impact of these shares would be antidilutive. These RSUs, which expire between December 2022 and December 2024, were still outstanding at September 30, 2021.

NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Sales	2022	2021	2022	2021
Canada	$2,160,495	$1,825,056	$6,044,077	$3,688,878
United States	10,668,843	5,118,142	25,921,548	14,380,952
Total Consolidated	$12,829,338	$6,943,198	$31,965,625	$18,069,830

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Profit (Loss)	2022	2021	2022	2021
Canada	$(353,245)	$(506,076)	$(1,307,250)	$(1,383,553)
United States	1,563,993	598,322	3,429,988	477,133
Total Consolidated	$1,210,748	$92,246	$2,122,738	$(906,420)

			As of
Long-Lived Assets			September 30, 2022	December 31, 2021
Canada			$5,082,785	$5,667,225
United States			5,424,101	5,583,594
Total Consolidated			$10,506,886	$11,250,819

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued noting no items requiring disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three- and nine-month periods ended September 30, 2022 and 2021. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2021.

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

Overview

We are a technology company providing solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances while mitigating potential environmental impacts related to the operation of these devices. Our legacy business is primarily focused in the upstream, midstream, and downstream transmission segments of the oil and gas industry; however, we continue to gain traction in several diversified non-oil and gas markets as well. We specialize in the engineering and design of burner and combustion management systems and solutions used on a variety of natural and forced draft applications. We sell our products and services primarily throughout North America. Our experienced team of sales and service professionals are strategically positioned across the United States and Canada providing support and service for our products.

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

Our systems and solutions have been widely adopted by exploration and production companies, midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include Antero, ATCO, Chevron, CNRL, Concho Resources, Devon Energy, Dominion Energy, EQT, Kinder Morgan, National Grid, Ovintiv, Oxy, Range Resources, Williams, XTO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in international markets and other industries with significant combustion requirements.

Environmental, Social and Governance Focus

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

Operator safety is at the heart of our burner-management solution technology. Integration of our solutions and products helps our customers increase the likelihood that their employees return home safely each day. Adding greater physical distance between humans and the combustion process, as well as ensuring gas supplies are properly shut off when no flame is present, are two of the critical elements of how our burner-management solutions help protect human life.

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total Revenues	$12,829,338	$9,633,148	$9,503,140	$8,286,345	$6,943,198
Gross Profit Percentage	47.7%	45.7%	47.9%	41.6%	44.9%
Operating Expenses	$4,000,983	$4,308,337	$3,867,709	$3,747,420	$3,437,757
Income (loss) from Operations	$2,117,893	$94,806	$688,995	$(298,291)	$(318,289)
Net Income (Loss)	$1,210,748	$284,829	$627,160	$(145,364)	$92,246
Operating Cash Flow	$(1,818,322)	$1,814,039	$(1,192,349)	$(308,894)	$(598,001)

Revenues for the quarter ended September 30, 2022 increased by 85% or $5,886,140 compared to the quarter ended September 30, 2021, which was driven by improved customer demand associated with industry recoveries from the COVID-19 pandemic, a significant rise in oil prices, and an increase in rig counts and resulting completion activity. The average oil price during the three months ended September 30, 2022 was $93.06 per barrel compared to $70.58 per barrel for the same period of last year, representing an increase of approximately 32%. The average Henry Hub natural gas price increased by 84% during this same time period. Additionally, the third quarter of 2022 weekly average rig count for North America was 942 compared to 634 in the same period of last year, which represents an increase of 49%. Customer demand increased during the quarter ended September 30, 2022, in response to these industry trends. The quarter also benefited from strong, ongoing progress in our strategic growth initiatives that are targeted at expansion into new industries and new areas within the oil and gas industry.

Revenues for the quarter ended September 30, 2022 increased by 33% or $3,196,190 compared to the quarter ended June 30, 2022, which was driven by improved customer demand, a rise in natural gas prices, and an increase in drilling and completion activity. The average Henry Hub natural gas price increased by 7% during the three months ended September 30, 2022. Additionally, the third quarter of 2022 weekly average rig count for North America increased by 16% compared to the prior quarter. Customer demand increased during the quarter ended September 30, 2022 in response to these industry trends.

Our gross profit margin for the third quarter of 2022 was up 2.8% from the same quarter of last year and up 2.0% from quarter ended June 30, 2022. The gross margin percentage was impacted by normal fluctuations in product mix and product related reserves. The gross margin of the third quarter of 2022 also benefited from greater fixed cost coverage from the significant increase in revenue over prior quarters. These improvements were partially offset by significant inflationary cost pressure including higher costs of freight, and shipping and direct labor.

Operating expenses for the quarter ended September 30, 2022 increased $563,226 from the same quarter of last year, which primarily results from increases in headcount and cost inflation across the business. Operating expenses for the quarter ended September 30, 2022 decreased $307,354 from the prior quarter ended June 30, 2022 primarily due to the recognition of an employee retention payroll tax credit, that became available to the Company through the CARES Act. The Company has filed amended payroll tax returns for this credit and expects to receive the refund within the next twelve months.

Due to the factors discussed above, we reported income from operations of $2,117,893 for the quarter ended September 30, 2022 compared to a loss from operations of $318,289 for the same quarter in 2021, and income from operations of $94,806 in the quarter ended June 30, 2022.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $1,210,748 for the quarter ended September 30, 2022 compared to net income of $92,246 for the same quarter in 2021 and net income of $284,829 in the quarter ended June 30, 2022.

Operating cash flows decreased $1,818,322 during the quarter ended September 30, 2022 compared to a decrease of $598,001 during the same quarter of 2021 and an increase in operating cash flow of $1,814,039 during the quarter ended June 30, 2022 due primarily to changes in working capital balances, including increases in customer accounts receivable and inventory.

Comparison of the nine months ended September 30, 2022 and 2021

The table below presents certain financial data comparing the nine months ended September 30, 2022 to the same period ended September 30, 2021:

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Total Revenues	$31,965,625	$18,069,830	$13,895,795	76.9%
Gross Profit Percentage	47.2%	44.0%		3.2%
Operating Expenses	$12,177,030	$9,668,838	$2,508,192	25.9%
Income (Loss) from Operations	$2,901,695	$(1,716,951)	$4,618,646	269.0%
Net Income (Loss)	$2,122,738	$(906,420)	$3,029,158	334.2%
Operating Cash Flow	$(1,196,632)	$957,821	$(2,154,453)	(224.9)%

Revenues during the nine-month period ended September 30, 2022, increased 76.9% compared to the same period of last year. The increase in revenue was largely due to significant rises in oil and natural gas prices, an increase in drilling and completion activity and ongoing reinvestment activity by the oil and gas producers in response to years of underinvestment to support production. Such nine-month period of 2022 has also benefited from significant progress in our diversification efforts with many projects completed in other industries such as RNG, Biogas and industrial applications. Our gross profit percentage increased slightly by 3.2% during the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to changes in product mix, inventory adjustments and the fixed cost coverage from a higher revenue base. Operating expenses increased 25.9% due to increases in headcount and general cost inflation in the current year. Due to the increase in revenue and gross margin, which exceeded the increase in operating expenses, we recognized net income of $2,122,738 for the nine months ended September 30, 2022 compared to a net loss of $906,420 for the same period in 2021. The Company used operating cash flows of $1,196,632 during the nine-month period ended September 30, 2022 primarily due to increases in inventory and accounts receivable. During the same period in 2021, the Company generated operating cash flows of $957,821 due to decreases in inventory and an increase in accounts payable.

Liquidity and Capital Resources

Working capital at September 30, 2022 was $22,500,286 compared to $20,510,600 at December 31, 2021.

Our liquidity position is impacted by operating, investing and financing activities. During the nine months ended September 30, 2022, we used $1,196,632 of cash from operating activities, primarily due to inventory purchases and an increase in accounts receivable as sales grew substantially. These increases were partially offset by increases in accounts payable and income taxes payable. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the nine months ended September 30, 2022, we generated $45,412 of cash from investing activities, primarily due to the sale of property, equipment, and intangibles. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the nine months ended September 30, 2022, we used $1,320,594 of cash in financing activities, primarily related to purchases of treasury stock during the year. Financing activity trends consist of transactions related to equity awards and purchases of treasury stock pursuant to our now completed share repurchase program. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of September 30, 2022, we held $14,451,704 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt

Exhibit 31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball

Exhibit 31.3*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	November 2, 2022	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	November 2, 2022	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer