Form 10-K
period 2022-12-31
PROFIRE ENERGY INC
filed 2023-03-08
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __December 31, 2022___
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold as of the last business day of our most recently completed second fiscal quarter was approximately $51,803,316.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PFIE	NASDAQ

As of March 7, 2023, the registrant had 52,376,104 shares of common stock, par value $0.001, issued and 47,337,974 shares outstanding.

Documents Incorporated by Reference:  Portions of the Profire Energy, Inc. Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

Overview

We are a technology company providing solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances while mitigating potential environmental impacts related to the operation of these devices. Our legacy business is primarily focused in the upstream, midstream, and downstream transmission segments of the oil and gas industry. However, in recent years, we have completed many installations of our burner-management solutions in other industries that we believe will be applicable as we expand our addressable market over time. We specialize in the engineering and design of burner and combustion management systems and solutions used on a variety of natural and forced draft applications. We sell our products and services primarily throughout North America. Our experienced team of sales and service professionals are strategically positioned across the United States and Canada providing support and service for our products.

Principal Products and Services

Across the energy industry, there are numerous demands for heat generation and control. Applications such as combustors, enclosed flares, gas production units, treaters, glycol and amine reboilers, indirect line-heaters, heated tanks, and process heaters require heat to support the production and or processing function. This heat is generated through the process of combustion, which must be controlled, managed, and supervised. Combustion and the resulting generation of heat are integral to the process of separating, treating, storing, incinerating, and transporting oil and gas. Factors such as specific gravity, the presence of hydrates, temperature and hydrogen sulfide content contribute to the need for heat generation in oil and gas production and processing applications. Our burner-management systems ignite, monitor, and manage pilot and burner systems that are utilized in this process. Our technology affords remote operation, reducing the need for employee interaction with the appliance's burner for purposes such as re-ignition or temperature monitoring. In addition, our burner-management systems can help reduce emissions by safely reigniting a failed flame, thereby improving efficiencies and up-time. Our extensive service and combustion experience provides customers with solutions that are consistent with industry trends and regulatory requirements to mitigate environmental impacts and reduce emissions through optimized burner operation.

Oil and gas companies, including upstream, midstream, downstream, pipeline, and gathering operators, utilize burner-management systems to achieve increased safety, greater operational efficiencies, and improved compliance with industry regulations. Without a burner-management system, a field employee must discover and reignite an extinguished burner flame, then restart the application manually. Therefore, without a proper burner-management system, all application monitoring must be accomplished in-person, directly on-site. This requirement for on-site monitoring, in an operational environment with limited field personnel, can result in the potential interruption of production for long periods of time and increased risks associated with reigniting a flame, which can lead to site hazards, including explosions and the possibility of venting gas into the atmosphere. In addition, without a burner-management system, burners often operate for longer durations, frequently with lower efficiency, resulting in increased equipment fatigue and greater expense related to fuel consumption.

We continue to assess regulatory requirements applicable to our customers. We believe our burner-management systems and services offer solutions for customers to meet compliance standards where applicable. In addition to product sales, we dispatch specialized service technicians to provide maintenance and installation support throughout the United States and Canada.

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

Our systems and solutions have been widely adopted by exploration and production companies (E&P), midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include, Antero, ATCO, Chevron, CNRL, Concho Resources, Devon Energy, Dominion Energy, EQT, Kinder Morgan, National Grid, Ovintiv, Oxy, Range Resources, Williams, XTO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in developing sales in diversified industries where our combustion technology can be utilized.

Environmental, Social and Governance Focus

As guiding principles and core to our strategy, our products and solutions are developed with a focus on safety, environmental impacts, reliability, and efficiency. Protecting human life, protecting the environment, and protecting our customers’ investments are essential to our business objectives. Our products play a crucial role in supporting our customers’ existing and future initiatives regarding improving workplace safety and environmental impacts.

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

Profire burner-management controls and complementary solutions provide users with the ability to monitor field equipment remotely. This reduces truck rolls and the need for field personnel to travel to and manually inspect burner malfunctions in remote sites and locations. By dramatically reducing the number and frequency of physical trips to site, our automated solutions help our customers improve safety, reduce emissions, and decrease operating costs.

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

Due to the nature of our legacy business, we collaborate with and sell to many Original Equipment Manufacturers (OEMs) who build production, processing, and heating equipment as well as other strategic partners that deliver Instrumentation and Electrical (I&E) services in the industry. These channels provide us with a relatively easy-to-scale augmentation to our sales and service teams.

Leveraging our core technology, platforms and combustion expertise, we have started to achieve success and complete projects in new diversified markets. Through direct sales, new OEM and strategic re-sell relationships, we have found opportunities to diversify our market footprint and expand into industries that reside outside of our traditional oil and gas segments. Some industries of focus include biogas, biomass, power generation, agriculture, heat treat and metal manufacturing, mining, hydrogen production and petrochemical.

Competition

Profire has several competitors including ACL, Combustex, SureFire, and Platinum. These companies offer similar products and services to Profire, but at a smaller scale. While price is a significant method of competition within the oil and gas industry, we believe the most important competitive factors are performance, quality, reliability, durability, product support and service expertise. We believe a quality-focused approach will support us in remaining competitive.

Through our develop of products with enhanced capabilities, we have begun to compete with companies such as Honeywell Thermal, Emerson, Fireye, and Siemens in connection with larger, more complex applications. As we continue to expand further into downstream oil and gas applications and outside of traditional oil and gas markets, we expect this competition to intensify.

Sources and Availability of Raw Materials

We operate under release date purchase orders with the majority of our suppliers, including our international-based supply chain. This allows for our procurement team to work closely with our suppliers to navigate market fluctuations and the changing needs of our customers. In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components needed for our systems. However, as industry activity levels fluctuate and global economic pressures change, we have experienced upward pressure on the prices of system components, which may persist for some time.

Some of the components that we resell, such as some of our valve products, are available from a limited number of suppliers. If our access to such products becomes constricted, we could experience a material adverse impact on our results of operations or financial condition. Many of the component parts we use are relatively low-priced and historically have been readily available through multiple suppliers and manufacturers; however, we have seen sudden and dramatic increases in the price as well as decreases in supply of some of these components. The persistence of these pressures could have a material adverse effect on our results of operations or financial condition. We have been proactively working with additional contract manufacturers and vendors to reduce these supply chain risks and have been combating the prices increases with increased prices on the products we sell to our customers.

We utilize third-party contract manufacturers, to assemble our burner-management system controllers, along with other proprietary products. We believe this has provided us with improved manufacturing efficiencies. Additionally, the use of third-party fabricators enables us to concentrate our capital on liquidity maintenance, research and development projects, and other strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturers are able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system. Using specialty equipment and processes provided by us, our control systems are tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing and ensure the programming for each system is ready for the anticipated environment of the customer. Shipments to us from our manufacturers are usually limited to a few hundred units at a time, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire manufacturing process is typically completed within 90 to 120 days of the manufacturer receiving our purchase order and having all the necessary components on-hand. Due to global supply chain challenges over the past two years, we have experienced significant increases to some of the long lead time components used in our systems.

Our burner-management system manufacturers are located in Alberta, Canada.

We believe we have adequate alternative manufacturing sources available if we lose the services of our current manufacturers. While such a loss might result in a temporary short-term disruption, we do not expect it would result in a materially adverse impact on our ability to meet demand for our products or results of operations, financial condition and cash flows for a significant period of time. We periodically evaluate alternative manufacturing options to ensure our current fabricators are competitive in price, manufacturing quality and fulfillment speed, and to ensure we have the ability to scale our production levels based on customer demand and market conditions.

Dependence upon Major Customers

During the fiscal years ended December 31, 2022 and December 31, 2021, no single customer accounted for more than 10% of our total revenues. Nonetheless, the loss of a major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Effects of Existing or Probable Governmental Regulation on our Business

We believe that our products and services can help our customers achieve and maintain regulatory compliance and in some instances, exceed industry standards, regarding emissions, safe burner ignition methods, data logging, or other safety or environmental compliance requirements or standards that may impact our customers and markets. Examples of such regulations include:

•B149.3-10, which has evolved in recent years and is effective for Alberta, Canada, governs the safety precautions that must be met concerning the ignition of the pilot and the main burner in Alberta. It requires a programmable control to be used if the controller complies with certain certification requirements promulgated by the CSA.
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
•Order 25417, in North Dakota, requires producers to condition crude oil before transportation and prove oil temperature is above 110 degrees Fahrenheit, to burn off toxic gases from the oil.

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

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the fiscal years ended December 31, 2022 and December 31, 2021, we spent $1,432,000 and $1,120,080, respectively, on research and development programs.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently existing in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.

During the fiscal years ended December 31, 2022 and December 31, 2021, respectively, we did not incur material direct costs to comply with applicable environmental laws. There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Corporate Structure

We were incorporated on May 5, 2003 in the State of Nevada. We have four wholly-owned subsidiaries: Profire Combustion, Inc., an Alberta, Canada corporation; Prochem, ULC, an Alberta, Canada unlimited liability corporation; Profire Holdings, LLC, a Utah limited liability company; and Midflow Services, an Ohio limited liability company.

Employees

As of December 31, 2022, we had a total of 107 employees, 103 of whom were full-time employees.

Executive Officers of the Registrant

Name	Age	Positions Held
Brenton W. Hatch	72	Chairman of the Board (July 2022 to present)
		Special Advisor & Chairman (July 2021 to June 2022)
		Executive Chairman (Jul 2020 to Jun 2021)
Ryan Oviatt	49	Co-Chief Executive Officer and Co-President (2020 to present)
		Chief Financial Officer (2015 to present)
Cameron Tidball	46	Co-Chief Executive Officer and Co-President (2020 to present)
		Chief Business Development Officer (2018-2020)
Patrick Fisher	45	Vice President of Product Development (2019 to present)

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

The global COVID-19 pandemic has and could continue to adversely affect us, and it could have a material adverse impact on our business, financial condition, liquidity, results of operations and prospects.

Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil and gas industry in which we operate. Federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, could materially reduced global demand for crude oil. Although many of these restrictions have been loosened or lifted around the world, the extent to which the global COVID-19 pandemic will continue to affect our business, financial condition, liquidity, results of operations, prospects, and the demand for our products will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the global COVID-19 pandemic and the effectiveness of actions taken to contain the coronavirus or treat its impact now or in the future, among others.

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

•design and commercially produce products that meet the needs of our existing and new customers;
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

While we believe that our security technology and processes provide adequate measures of protection against security breaches and reduce cybersecurity risks, disruptions in, or failures of, information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber-

attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our business, our employees, and those with whom we do business.

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

As of December 31, 2022, our executive officers, directors, and certain beneficial owners owned approximately 24% of our common stock. As a result, our insiders have sufficient voting power to significantly influence the outcome of many matters requiring stockholder approval. These matters may include:
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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal control over financial reporting and to disclose any changes in internal control over financial reporting. In Item 9A of this report, we disclose that with respect to the standards of Section 404 of the Sarbanes-Oxley Act of 2002, the internal controls-standard to which we are subject, we concluded that our internal control over financial reporting was effective as of December 31, 2022. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we concluded that our internal controls over financial reporting were effective as of December 31, 2022, we cannot be certain that our internal control practices will ensure that we will have or maintain adequate internal control over our financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations.

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

Item 2. Properties

The following table lists the location and description of each of our facilities, the current lease expiration date (when applicable), and the facility's principal use, and approximate square footage:

Location	Lease Expiration	Use	Square Footage
Lindon, Utah	Owned	Corporate HQ & Warehouse Assembly	50,500
Acheson, Alberta	Owned	Office & Warehouse Assembly	25,500
Victoria, Texas	July 31, 2023	Office & Warehouse Assembly	3,250
Homer City, Pennsylvania	May 20, 2024	Office & Warehouse Storage	2,100
Millersburg, Ohio	Month-to-Month	Office & Warehouse Assembly	1,600

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of December 31, 2022, Management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject that we believe could have a material impact on our operations or financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Registrant's Common Equity and Holders

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "PFIE." As of March 7, 2023, there were approximately 81 shareholders of record for our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks, or other fiduciaries.

Dividends

The Company has not declared or paid any dividends in the past two years and does not intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below displays information relating to equity compensation:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,808,099	$0.34	694,795
Equity compensation plans not approved by security holders	—	—	—
Total	1,808,099	$0.34	694,795

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

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January	144,742	$1.12	144,742	$1,066,572
February	82,540	$1.16	82,540	$970,961
March	282,349	$1.29	282,349	$606,467
April	146,959	$1.32	146,959	$412,281
May	138,083	$1.36	138,083	$225,130
June	166,548	$1.35	166,548	$—
Total	961,221		961,221

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this annual report on Form 10-K.

Results of Operations

Revenues, Cost of Goods Sold, and Gross Profit

The table below presents information regarding revenues, cost of goods sold, and gross profit.

	For the Year Ended December 31, 2022	% of Revenue	For the Year Ended December 31, 2021	% of Revenue	$ Change	% Change
Total Revenues	45,936,643	100%	26,356,176	100%	$19,580,467	74%
Total Cost of Goods Sold	24,285,253	53%	14,955,161	57%	$9,330,092	62%
Gross Profit	21,651,390	47%	11,401,015	43%	$10,250,375	90%

Total revenues increased by 74% which was primarily driven by improved customer demand associated with industry recoveries from the COVID-19 pandemic, a significant rise in oil prices, and an increase in rig counts and resulting completion activity and progress in the Company's revenue diversification efforts. The average oil price in 2022 was $94.90 per barrel compared to $68.14 per barrel in 2021, representing an increase of 39%. The 2022 weekly average of the onshore rig count for North America was 885, up 49% from a weekly average of 595 rigs in 2021. The average Henry Hub natural gas price increased by 66% during this same time period. Customer demand increased during 2022, in response to these industry trends. Revenues in 2022 also benefited from strong, ongoing progress in our strategic growth and diversification initiatives that are targeted at expansion into new industries and new areas within the oil and gas industry.

Total cost of goods sold increased, in large part, due to the increase in revenues. As a percentage of revenue, cost of goods sold decreased during 2022 due to changes in product mix and product related services as well as due to the fixed cost leverage provided by higher revenues. With our current operating cost structure, we have been able to grow revenue faster than the fixed costs of operating our business. Despite this, we continue to experience inflationary pressures for both direct and indirect costs. We continue to work with our suppliers in an effort to control our inventory costs and limit the impacts of inflation. As a result of these changes, total gross profit increased by $10,250,375 during 2022 compared to 2021, and increased as a percent of total revenue.

Operating Expenses

The table below presents information on operating expenses:

	For the Year Ended December 31, 2022	% of Revenue	For the Year Ended December 31, 2021	% of Revenue	$ Change	% Change
General and administrative expenses	14,396,763	31%	11,533,496	44%	$2,863,267	25%
Research and development	1,432,000	3%	1,120,080	4%	$311,920	28%
Depreciation and amortization expense (inclusive of amounts in COGS)	1,101,044	2%	1,255,647	5%	$(154,603)	(12)%

General and administrative expenses increased by $2,863,267 or 25% during 2022 compared to 2021 but decreased as a percentage of revenue because the growth rate of fixed costs was lower than the growth rate of revenues during the period. The increase in 2022 was driven primarily by inflationary pressures on employee costs and supply chain challenges.

Research and development expenses increased by $311,920 or 28% during 2022 compared to 2021 and decreased slightly as a percentage of revenue. These increases were largely a result of higher employee costs. We continue to prioritize research and development projects to ensure that we remain a leader in technology and automation in the industries we serve. We intend to continue our research and development efforts during 2023 in order to further diversify and enhance our product offerings.

Depreciation and amortization expense (inclusive of amounts in COGS) decreased by $154,603 or 12% in 2022 compared to 2021 due in part to the sale of our Greeley, Colorado warehouse and several vehicles during 2022. The decrease is consistent with the decrease in property and equipment in 2022 compared to 2021.

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

The table below presents information on cash and investments:

	December 31, 2022	December 31, 2021	$ Change	% Change
Cash and cash equivalents	7,384,578	8,188,270	$(803,692)	(10)%
Short-term investments	1,154,284	1,013,683	$140,601	14%
Long-term investments	7,503,419	8,259,809	$(756,390)	(9)%
Total	16,042,281	17,461,762	(1,419,481)	(8)%

The Company invests its available cash in investment grade securities. All of the investments either mature within one year or historically can be sold quickly in response to liquidity needs, if necessary.

The table below presents information regarding cash flows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	$ Change	% Change
Net Cash Provided by Operating Activities	$516,077	$648,927	$(132,850)	(20)%
Net Cash Provided by (Used in) Investing Activities	$10,657	$(817,503)	$828,160	101%
Net Cash Used in Financing Activities	$(1,375,011)	$(836,139)	$(538,872)	64%
Effect of exchange rate on Cash	$44,585	$44,673	$(88)	—%
Net Decrease in Cash	$(803,692)	$(960,042)	$156,350	16%

Our liquidity position is impacted by operating, investing and financing activities. During the year ended December 31, 2022, we generated $516,077 of positive cash flow from operating activities. Most of this was generated through cash operating activities excluding non-cash expenses. The various movements in working capital items resulted in a sizable decrease in working capital during the year. The primary drivers of the working capital change were increases in accounts receivable and inventory due to increased revenues and customer demand. During the year ended December 31, 2022, we generated $10,657 of cash in investing activities, primarily due to cash proceeds from the sale of property and equipment and investments, offset by purchases of property and equipment. Investing activity trends consist of changes in the mix of our investment portfolio, and purchases or sales of fixed assets. During the year ended December 31, 2022, we used $1,375,011 of cash in financing activities, primarily related to the purchase of treasury stock. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock.

The global COVID-19 pandemic significantly impacted our business in 2021 and, to a lesser degree, 2022. The extent to which the global COVID-19 pandemic will continue to affect our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of December 31, 2022, we hold $16,042,281 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Profire Energy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT
March 8, 2023

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of
ASSETS	December 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$7,384,578	$8,188,270
Short-term investments (note 2)	1,154,284	1,013,683
Accounts receivable, net	10,886,145	6,262,799
Inventories, net (note 3)	10,293,980	7,185,248
Prepaid expenses and other current assets (note 4)	2,314,639	1,025,276
Income tax receivable	—	560,445
Total Current Assets	32,033,626	24,235,721

LONG-TERM ASSETS
Net deferred tax asset	—	163,254
Long-term investments (note 2)	7,503,419	8,259,809
Financing right-of-use asset	120,239	65,280
Property and equipment, net (note 5)	10,423,964	11,185,539
Intangible assets, net (note 6)	1,268,907	1,549,138
Goodwill (note 6)	2,579,381	2,579,381
Total Long-Term Assets	21,895,910	23,802,401
TOTAL ASSETS	$53,929,536	$48,038,122

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,955,506	$1,822,559
Accrued liabilities (note 7)	3,573,994	1,872,348
Current financing lease liability (note 8)	53,646	30,214
Income taxes payable	205,169	—
Total Current Liabilities	6,788,315	3,725,121
LONG-TERM LIABILITIES
Net deferred income tax liability	488,858	136,106
Long-term financing lease liability (note 8)	67,883	35,912
TOTAL LIABILITIES	7,345,056	3,897,139

STOCKHOLDERS' EQUITY (note 9)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 52,143,901 issued and 47,105,771 outstanding at December 31, 2022, and 51,720,142 issued and 47,643,233 outstanding at December 31, 2021	52,144	51,720
Treasury stock, at cost	(7,336,323)	(6,107,593)
Additional paid-in capital	31,737,843	30,819,394
Accumulated other comprehensive loss	(3,294,873)	(2,100,467)
Retained earnings	25,425,689	21,477,929
TOTAL STOCKHOLDERS' EQUITY	46,584,480	44,140,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,929,536	$48,038,122
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
REVENUES (note 10)
Sales of goods, net	$42,318,263	$23,690,994
Sales of services, net	3,618,380	2,665,182
Total Revenues	45,936,643	26,356,176

COST OF SALES
Cost of goods sold-product	21,425,176	12,825,906
Cost of goods sold-services	2,860,077	2,129,255
Total Cost of Goods Sold	24,285,253	14,955,161

GROSS PROFIT	21,651,390	11,401,015

OPERATING EXPENSES
General and administrative	14,396,763	11,533,496
Research and development	1,432,000	1,120,080
Depreciation and amortization	628,019	762,439
Total Operating Expenses	16,456,782	13,416,015

INCOME (LOSS) FROM OPERATIONS	5,194,608	(2,015,000)

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	318,075	192,183
Other income (expense)	(3,626)	8,715
Interest income	177,125	133,201
Total Other Income	491,574	334,099

INCOME (LOSS) BEFORE INCOME TAXES	5,686,182	(1,680,901)

INCOME TAX BENEFIT (EXPENSE) (Note 12)	(1,738,422)	629,358

NET INCOME (LOSS)	$3,947,760	$(1,051,543)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(670,167)	$54,006
Unrealized losses on investments	(524,239)	(5,549)
Total Other Comprehensive Income (Loss)	(1,194,406)	48,457

COMPREHENSIVE INCOME (LOSS)	$2,753,354	$(1,003,086)

BASIC EARNINGS (LOSS) PER SHARE (note 13)	$0.08	$(0.02)
FULLY DILUTED EARNINGS (LOSS) PER SHARE (note 13)	$0.08	$(0.02)
BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,161,101	48,070,581
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,447,342	48,070,581
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	47,972,583	$51,385	$30,293,472	$(2,148,924)	$(5,353,019)	$22,529,472	$45,372,386
Stock based compensation	—	—	567,077	—	—	—	567,077
Stock issued in exercise of stock options	7,000	7	6,046	—	—	—	6,053
Stock issued in settlement of RSUs and accrued bonuses	328,181	328	(328)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(46,873)	—	—	—	(46,873)
Foreign currency translation	—	—	—	54,006	—	—	54,006
Unrealized gains on investments	—	—	—	(5,549)	—	—	(5,549)
Net Income For the Year Ended December 31, 2021	—	—	—	—	—	(1,051,543)	(1,051,543)
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983

Stock based compensation	—	—	814,769	—	—	—	814,769
Stock issued in exercise of stock options	38,200	38	34,361	—	—	—	34,399
Stock issued in settlement of RSUs and accrued bonuses	385,559	386	212,402	—	—	—	212,788
Tax withholdings paid related to stock based compensation	—	—	(143,083)	—	—	—	(143,083)
Treasury stock repurchased	(961,221)	—	—	—	(1,228,730)	—	(1,228,730)
Foreign currency translation	—	—	—	(670,167)	—	—	(670,167)
Unrealized losses on investments	—	—	—	(524,239)	—	—	(524,239)
Net Income For the Year Ended December 31, 2022	—	—	—	—	—	3,947,760	3,947,760
Balance, December 31, 2022	47,105,771	$52,144	$31,737,843	$(3,294,873)	$(7,336,323)	$25,425,689	$46,584,480

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
OPERATING ACTIVITIES
Net income (loss)	$3,947,760	$(1,051,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,101,044	1,255,647
Gain on sale of fixed assets	(318,075)	(192,183)
Bad debt expense	77,704	15,979
Stock awards issued for services	814,769	567,077
Changes in operating assets and liabilities:
Accounts receivable	(4,745,871)	(2,595,483)
Income taxes receivable/payable	765,650	(101,990)
Inventories	(3,240,049)	1,247,004
Prepaid expenses and other current assets	(1,337,076)	705,575
Deferred tax asset/liability	512,274	(524,791)
Accounts payable and accrued liabilities	2,937,947	1,323,635
Net Cash Provided by Operating Activities	516,077	648,927

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	520,068	177,851
Sale (purchase) of investments	91,601	(826,827)
Purchase of property and equipment	(601,012)	(168,527)
Net Cash Provided by (Used in) Investing Activities	10,657	(817,503)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(145,930)	(46,873)
Cash received in exercise of stock options	33,863	6,053
Purchase of treasury stock	(1,228,730)	(754,574)
Principal paid towards lease liability	(34,214)	(40,745)
Net Cash Used in Financing Activities	(1,375,011)	(836,139)

Effect of exchange rate changes on cash	44,585	44,673

NET DECREASE IN CASH	(803,692)	(960,042)
CASH AT BEGINNING OF PERIOD	8,188,270	9,148,312

CASH AT END OF PERIOD	$7,384,578	$8,188,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$17,726	$3,205
Income taxes	$847,712	$17,150
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in settlement of accrued bonuses	$212,788	$—

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021

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

The Company specializes in the engineering and design of burner-management systems and solutions used on a variety of oilfield and other industrial natural-draft and forced-air combustion applications. We sell our products and services primarily throughout North America and Canada.

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

Foreign Currency and Comprehensive Income

The functional currencies of the Company and its subsidiaries in the United States and Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the subsidiary Profire Combustion, Inc. were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.7370 and 0.7859 were used to convert the Company's December 31, 2022 and December 31, 2021 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7679 and 0.7845 for the years ended December 31, 2022 and December 31, 2021, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

In addition to foreign currency translation gains and losses, the Company recognizes unrealized holding gains and losses on available-for-sale securities as part of comprehensive income, as discussed in the investments policy below.

Cash and Cash Equivalents

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "investments-other." Certificates of deposit with remaining maturities greater than one year are classified as "long term investments-other." Our cash and cash equivalents held in FDIC insured institutions can exceed the federally insured limit periodically and at the end of reporting periods. Our balances exceeded federally insured amounts by $5,328,825 and $6,077,964 as of December 31, 2022 and December 31, 2021, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based on past collectability and customer relationships. The Company recorded an allowance for doubtful accounts of $220,745 and $153,909 as of December 31, 2022 and December 31, 2021, respectively. Uncollectible accounts are written off after all collection efforts have been exhausted and Credit Committee approval is granted. Bad debt expense recognized was $77,704 and $15,979 for the years ended December 31, 2022 and December 31, 2021, respectively.

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
December 31, 2022 and December 31, 2021
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

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses and recognizes the expense when incurred. The Company incurred advertising costs of $59,792 and $51,212 during the years ended December 31, 2022 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's four largest customers represented approximately 11% and 15% of total sales during the years ended December 31, 2022 and December 31, 2021, respectively.

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
December 31, 2022 and December 31, 2021
The Company records all amounts billed to customers related to shipping and handling fees as revenue. The Company classifies expenses for shipping and handling costs as cost of goods sold.

Defined Contribution Retirement Plan

The Company matches employee contributions to our 401(k) plan up to 4% of their annual salary. The expense is recognized as part of general and administrative expenses on the income statement and was $193,876 and $174,281 for the years ended December 31, 2022 and December 31, 2021, respectively.

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
December 31, 2022 and December 31, 2021
estimated fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from financial instruments and any declines in the value of investments are temporary in nature. Money market funds and certificates of deposits are shown at cost on the balance sheet and their adjusted cost approximates their fair value.

The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of December 31, 2022 and 2021:

	December 31, 2022
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$3,153,074	$—	$3,153,074	$3,153,074	$—	$—
Other Funds	1,889,552	(257,126)	1,632,426	—	—	1,632,426
	5,042,626	(257,126)	4,785,500	3,153,074	—	1,632,426

Level 2
Corporate Bonds	1,277,675	(109,599)	1,168,076	—	—	1,168,076
Municipal Bonds	6,129,264	(272,063)	5,857,201	—	1,154,284	4,702,917
	7,406,939	(381,662)	7,025,277	—	1,154,284	5,870,993

Total	$12,449,565	$(638,788)	$11,810,777	$3,153,074	$1,154,284	$7,503,419

	December 31, 2021
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$3,587,278	$—	$3,587,278	$3,587,278	$—	$—
Other Funds	1,889,552	93,123	1,982,675	—	—	1,982,675
	5,476,830	93,123	5,569,953	3,587,278	—	1,982,675

Level 2
Corporate Bonds	1,396,435	(17,727)	1,378,708	—	101,004	1,277,704
Municipal Bonds	5,933,534	(21,425)	5,912,109	—	912,679	4,999,430
	7,329,969	(39,152)	7,290,817	—	1,013,683	6,277,134

Total	$12,806,799	$53,971	$12,860,770	$3,587,278	$1,013,683	$8,259,809

Pre-tax unrealized losses on investments incurred during the periods are presented below:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Unrealized Holding Losses	$(692,759)	$(9,253)

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
The maturities for bonds held by the Company as of December 31, 2022 are presented in the table below:

Maturity	Fair Value
Less Than One Year	$1,154,284
1-2 years	2,045,641
2-5 years	3,825,352
5-10 years	—
Over 10 years	—
$7,025,277

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	December 31, 2022	December 31, 2021
Raw materials	$166,927	$301,320
Finished goods	10,452,930	7,556,048
Work in process	—	—
Subtotal	10,619,857	7,857,368
Reserve for obsolescence	(325,877)	(672,120)
Total	$10,293,980	$7,185,248

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	December 31, 2022	December 31, 2021
Prepaid inventory	784,420	530,725
Accrued Receivables	881,176	1,270
Prepaid insurance	240,785	228,849
Interest receivables	72,761	63,841
Tax credits	118,035	67
Other	217,462	200,524
	$2,314,639	$1,025,276

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives are presented in the table below:

	As of
	December 31, 2022	December 31, 2021	Est. Useful Life
Furniture and fixtures	$623,086	$652,859	7 years
Computers	223,626	465,758	3 years
Software	—	246,963	2 years
Machinery and equipment	541,036	488,652	7 years
Leased Equipment	22,462	—	5 years
Vehicles	2,038,581	2,242,221	5 years
Land and buildings	11,240,356	11,692,779	30 years
Total property and equipment	14,689,147	15,789,232
Accumulated depreciation	(4,265,183)	(4,603,693)
Net property and equipment	$10,423,964	$11,185,539

The table below shows total depreciation and amortization expense and how depreciation is allocated between cost of goods sold and operating expenses:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cost of goods sold - product depreciation	$328,482	$338,748
Cost of goods sold - service depreciation	144,543	154,460
Operating expense depreciation	388,618	500,142
Amortization expense	239,401	262,297
Total depreciation & amortization expense	$1,101,044	$1,255,647

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

Definite-lived intangible assets

	As of
	December 31, 2022	December 31, 2021
Definite-lived intangible assets	$1,903,073	$2,100,000
Less: Accumulated amortization	(634,166)	(550,862)
Definite-lived intangible assets, net	$1,268,907	$1,549,138

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
During 2022, definite-lived intangible assets decreased primarily driven by amortization expense for the year.

Estimated amortization expense for the next five years related to the definite-lived intangible assets is displayed in the following table:

For the Years Ending December 31,	Amount
2023	$164,805
2024	$125,591
2025	$80,899
2026	$80,899
2027	$80,899
Greater than 5 years	$735,814

Indefinite-lived intangible assets

	As of
	December 31, 2022	December 31, 2021
Goodwill	$2,579,381	$2,579,381

Goodwill is reviewed annually for impairment during the fourth quarter of the year, or whenever there are significant indicators of potential impairment. In 2022, the Company determined that the fair value of the reporting unit related to goodwill was not less than its carrying value. As such, the Company did not have any goodwill impairment for the year ended December 31, 2022.

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	December 31, 2022	December 31, 2021
Employee-related payables	$2,404,848	$1,621,131
Deferred Revenue	420,827	817
Inventory-related payables	$285,109	$67,027
Other tax-related payables	54,762	39,895
Warranty liabilities	$74,103	$49,624
Other	334,345	93,854
Total	$3,573,994	$1,872,348

NOTE 8 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 3 years. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. In 2021, we entered into a new lease agreement to replace some aging office equipment. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 3.5 years.

The following table shows the components of financing lease cost:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021

Financing Lease Cost	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Amortization of right-of-use assets	$34,658	$39,565
Interest on lease liabilities	3,147	1,676
Total financing lease cost	$37,805	$41,241

The Company leases one warehouse space with a two-year lease, which is recorded as an operating lease. The remainder of our office space leases are considered to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. During the years ended December 31, 2022 and December 31, 2021, we recognized $79,378 and $69,808, respectively, of lease costs associated with office space leases.

Supplemental operating lease information as of December 31, 2022 is as follows:

Operating right of use assets	$36,303
Current operating lease liabilities	25,385
Long-term operating lease liabilities	10,918
Weighted-average remaining lease term in years	1.5
Weighted-average discount rate	4.5%

The following table reconciles future minimum lease payments to the discounted lease liability:

Years ending December 31
2023	$57,919
2024	40,886
2025	11,927
2026	11,927
2027	6,958
Thereafter	—
Total future minimum lease payments	$129,617
Less: Amount representing interest	8,088
Present value of future payments	$121,529
Current portion	$53,646
Long-term portion	$67,883

NOTE 9 – STOCKHOLDERS' EQUITY

As described in Note 1, treasury stock is recorded at cost until reissued or retired. As of December 31, 2022, and December 31, 2021, the Company held 5,038,130 and 4,076,909 shares in treasury at a total cost of $7,336,323 and $6,107,593, respectively. Pursuant to the board of directors approval of a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through September 30, 2022, the Company entered into a 10b5-1 Plan in September 2021. After an initial 30-day cooling off period the Company began purchasing shares of common stock pursuant to the terms of the 10b5-1 Plan in October 2021. The Company was not obligated to make any purchases and the program could have been suspended or discontinued at any time. During 2022 and 2021, we

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
repurchased 961,221 and 664,531 shares of common stock, respectively. All purchases of treasury stock during 2022 and 2021 were made at market prices. As of the end of June 2022, the Company had spent the full allotment under the program.

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

On April 6, 2022, the Compensation Committee of the Board (The "Compensation Committee") approved the 2022 Executive Incentive Plan (the “2022 EIP”) for Ryan W. Oviatt, the Company's Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company's Co-CEO and Co-President, and Patrick D. Fisher, the Company's Vice President of Product Development. The 2022 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2022. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company's 2014 Equity Incentive Plan, as amended (the "2014 Plan"). In addition to the 2022 EIP, the Board also approved as a long-term incentive plan the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the 2014 Plan (the “2022 LTIP”).

2022 EIP

Under the terms of the 2022 EIP, each participating executive officer was assigned a target incentive compensation amount for fiscal 2022. The target incentive compensation amount for Mr. Oviatt is $198,000, the target incentive compensation amount for Mr. Tidball is $198,000, and the target incentive compensation for Mr. Fisher is $64,750 CAD.

Participants were eligible to receive incentive compensation based upon reaching or exceeding performance goals established by the Compensation Committee for fiscal 2022. The performance goals in the 2022 EIP were based on the Company’s total revenue, EBITDA, and a non-financial milestone relating to revenue source diversification to be determined by the Compensation Committee. Each of these performance goals were weighted one third in calculating incentive compensation amounts.

The incentive compensation amounts earned under the 2022 EIP, will be paid 50% in cash and 50% in shares of restricted stock under the 2014 Plan. In no event could the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the 2014 Plan. The actual incentive compensation amounts were determined by the Compensation Committee upon completion of the fiscal 2022 financial statement audit and will be paid by March 15, 2023, subject to all applicable tax withholding.

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

The performance-vesting RSUs, including up to 153,488 RSUs for Mr. Oviatt, 153,488 RSUs for Mr. Tidball, and 28,682 RSUs to Mr. Fisher, may vest at the end of the three year performance period beginning January 1, 2022 based upon the following Company performance metrics:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021

Performance Metric	Weight	Target	Above Target	Outstanding
Total Shareholder Return	1/3	89%	136%	183%
Relative Total Shareholder Return	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	10%	15%	20%

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

The foregoing summary of the 2022 EIP and the 2022 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2022 EIP and each of the 2022 LTIP Restricted Stock Unit Award Agreements, which were filed as exhibits to Form 10-Q for the quarter ending March 31, 2022.

2021 EIP and LTIP

On May 28, 2021, the Compensation Committee approved the 2021 Executive Incentive Plan (the “2021 EIP”) for Brenton W. Hatch, the Company’s Executive Chairman, Ryan W. Oviatt, the Company’s Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company’s Co-CEO and Co-President, Jay G. Fugal, the Company’s then Vice President of Operations, and Patrick D. Fisher, the Company’s Vice President of Product Development. The 2021 EIP provided for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2021. The incentive compensation was payable in cash and stock, and the stock portion of the incentive compensation constituted an award under the 2014 Plan.

Under the terms of the 2021 EIP, each participating executive officer was assigned a target incentive compensation amount for fiscal 2021. The target incentive compensation amount for Mr. Hatch was $200,000, the target incentive compensation amount for Mr. Oviatt was $150,000, the target incentive compensation amount for Mr. Tidball was $150,000, the target incentive compensation for Mr. Fugal was $54,000, and the target incentive compensation for Mr. Fisher was $51,000 CAD.

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

The incentive compensation amounts earned under the 2021 EIP, were paid 50% in cash and 50% in shares of restricted stock under the 2014 Plan. In no event could the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the 2014 Plan. The actual incentive compensation amounts were determined by the Compensation Committee upon the completion of the fiscal 2021 financial statement audit and paid by March 15, 2022, subject to all applicable tax withholding.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
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

Mr. Fugal resigned, effective October 31, 2021, from his position as Vice President of Operations to pursue an opportunity as CEO of another company. Accordingly, Mr. Fugal is not be eligible to receive incentive compensation under the 2021 EIP, and his unvested restricted stock units were forfeited. Additionally, Mr. Fugal is not eligible for any awards that were not vested prior to October 31, 2021 for the 2019 and 2021 long-term incentive plans.

The foregoing summary of the 2021 EIP, the 2021 LTIP and the Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2021 EIP and each of the Restricted Stock Unit Award Agreements, which the Company has filed as a exhibits to its quarterly report on Form 10-Q for the quarter ended June 30, 2021.

2021 RSUs

On February 18, 2021, the Board, upon the recommendation of the Compensation Committee, approved a restricted stock award of 18,852 shares of common stock to each of Cameron M. Tidball and Ryan W. Oviatt. Messrs. Tidball and Oviatt entered into Restricted Stock Unit Award Agreements, the forms of which were approved pursuant to the 2014 Plan. These restricted stock awards, which vested immediately, were settled by the issuance of a total of 27,334 shares of common stock, net of tax withholding and resulted in $45,999 of compensation expense.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
On June 16, 2021, pursuant to the annual renewal of director compensation, the Board approved a grant of 189,471 RSUs to the Company's independent directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs vested on the first anniversary of the grant date or at the Company's next annual meeting of stockholders, whichever was earlier. The awards resulted in total compensation expense of approximately $216,000 which was recognized over the vesting period.

Stock Options

No stock options were issued during the years ended December 31, 2022 or December 31, 2021.

NOTE 10 - REVENUE

Performance Obligations

Our performance obligations include providing product and servicing our product and other combustion equipment related to our product. We recognize product revenue performance obligations in most cases when the product is delivered to the customer. Occasionally, if we are shipping the product on a customer’s account, we recognize revenue when the product has been shipped. At that point in time, the control of the product is transferred to the customer. When we perform service work, we apply the practical expedient that allows us to recognize service revenue when we have the right to invoice the customer for the work completed. We do not engage in transactions acting as an agent. The time needed to complete our performance obligations varies based on the size of the project; however, we typically satisfy our performance obligations within a few months of entering into the applicable sales or service contract.

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of December 31, 2022.

Contract Balances

We have elected to use the practical expedient in ASC 340 (regarding recognition of the incremental costs of obtaining a contract) for costs related to contracts that are estimated to be completed within one year. All of our current sales contracts and service contracts are expected to be completed within one year, and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. We do receive payments in advance of recognizing revenue on some contracts, but they do not result in any material contract liabilities. See Note 7 for additional information.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Electronics	$16,278,452	$9,076,345
Manufactured	2,980,480	1,213,218
Re-Sell	23,059,331	13,401,431
Service	3,618,380	2,665,182
Total Revenue	$45,936,643	$26,356,176

NOTE 11 – STOCK-BASED COMPENSATION

Periodically the Company issues stock-based awards to employees and independent directors. Vesting terms for outstanding grants vary by grant, ranging from immediate to ratably over 5 years. Typically, grants expire one year after the final vesting. The Board has authorized 4,812,000 shares to be granted for such awards under the 2014 Plan. Historically, the Company has only issued non-qualified stock options, restricted stock, and restricted stock units; however, the 2014 Plan does allow for other types of awards to be granted in the future. Most awards have been exercisable or convertible based solely on meeting service conditions; however, some grants to executives have been made convertible based on meeting both service and performance conditions. Upon exercise or conversion, the Company may issue new shares or reissue shares held in treasury, at the discretion of Management. The Company has elected to recognize forfeitures as they occur.

The Company uses the Black-Scholes method for measuring compensation cost of stock options and the intrinsic value method for measuring compensation cost of restricted stock and restricted stock units. Total compensation cost for share-based payments recognized in income was $814,769 and $567,077 during the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the Company had $533,462 in unamortized compensation expense with a weighted average of 1.36 years remaining. The Company received $33,863 and $6,053 in cash from the exercise of share options during the years ended December 31, 2022 and December 31, 2021, respectively. For the tax effect on total compensation expense and the exercise of options, see Note 12 for the income tax provision.

During the years ended December 31, 2022 and December 31, 2021, the intrinsic value of options exercised was $19,113 and $2,352, respectively. The total fair value of options, restricted stock, and restricted stock units vested during the years ended December 31, 2022 and December 31, 2021 was $742,313 and $537,063, respectively. During the years ended December 31, 2022 and December 31, 2021 the Company granted 1,011,436 and 770,142 awards, respectively, with weighted-average grant date fair values of $1.28 and $1.14, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
Information regarding outstanding options, restricted stock awards, and restricted stock units is summarized in the tables below:

Total Outstanding and Exercisable Awards December 31, 2022
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$0.39	1,048,199	2.50	$—	—
$0.40	$0.80	469,000	1.64	$0.79	310,000	1.64	$0.79
$0.81	$0.84	290,900	1.41	$0.83	193,934	1.41	$0.83
		1,808,099	2.10	$0.35	503,934	1.56	$0.80

Total Outstanding and Exercisable Awards December 31, 2021
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$0.39	738,873	2.41	$—	—
$0.40	$0.80	579,000	2.64	$0.79	203,000	2.64	$0.79
$0.81	$0.84	304,700	2.40	$0.83	101,566	2.40	$0.83
		1,622,573	2.49	$0.44	304,566	2.56	$0.80

Information regarding stock options for the year ended December 31, 2022 is summarized in the tables below:

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	865,700	$0.80		0.37		$223,670
Granted	—	$—		—		$—
Exercised/Released	(38,200)	$0.79	$1.29	0.37		$19,113
Canceled/Forfeited	(67,600)	$0.79		0.37		$26,324
Expired	—	$—		0		$—
Outstanding, end of period	759,900	$0.80		0.37	1.55	$194,920
Vested and unvested exercisable, end of the period	503,934	$0.80		0.37	1.55	$129,213
Vested and expected to vest, end of the period	759,900	$0.80		$0.37	1.55	$194,920

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	565,134	$0.80	$0.37
Granted	—	$—	$—
Canceled/Forfeited	(37,600)	$0.79	$0.37
Expired	—
Vested, outstanding shares	(271,568)	$0.80	$0.37
Unvested Outstanding, end of period	255,966	$0.80	$0.37	0.58

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
Information regarding restricted stock awards for the year ended December 31, 2022 is summarized in the tables below:

Restricted Stock Awards	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	—	$—		$—		$—
Granted	182,626	$—		$1.24		$226,456
Exercised/Released	(182,626)	$—	$1.24	$1.24		$226,456
Outstanding, end of period	—	$—		$—	0	$—
Vested and exercisable, end of the period	—	$—		$—		$—
Vested and expected to vest, end of the period	—	$—		$—	0	$—

Restricted Stock Awards	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	—	$—	$—
Granted	182,626	$—	$1.24
Vested, outstanding shares	(182,626)	$—	$1.24
Unvested Outstanding, end of period	—	$—	$—	0

Information regarding restricted stock units for the year ended December 31, 2022 is summarized in the tables below:

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	258,206	$—		$1.33		$273,698
Granted	493,152	$—		$1.28		$632,404
Exercised/Released	(321,723)	$—	$1.21	$1.29		$390,890
Cancelled/Forfeited	(21,800)	$—		$1.28		$27,551
Outstanding, end of period	407,835	$—		$1.31	2.46	$432,305
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	407,835	$—		$1.31	2.46	$432,305

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	258,206	$—	$1.33
Granted	493,152	$—	$1.28
Cancelled/Forfeited	(21,800)	$—	$1.28
Vested, outstanding shares	(321,723)	$—	$1.29
Unvested Outstanding, end of period	407,835	$—	$1.31	1.21

Information regarding performance based restricted stock units for the year ended December 31, 2022 is summarized in the tables below:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	480,667	$—		$1.24		$509,507
Granted	335,658	$—		$1.29		$432,999
Exercised/Released	—	$—	$—	$—		$—
Cancelled/Forfeited	(80,813)	$—		$1.26		$105,057
Expired	(95,148)	$—		$1.57		$100,857
Outstanding, end of period	640,364	$—		$1.21	2.53	$678,786
Vested and exercisable, end of the period	—	$—				$—
Vested and unvested exercisable, end of the period	—	$—				$—
Vested and expected to vest, end of the period	320,182	$—		$1.21	2.53	$339,393

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	480,667	$—	$1.24
Granted	335,658	$—	$1.29
Cancelled/Forfeited	(80,813)	$—	$1.26
Vested, outstanding shares	—	$—	$—
Expired	(95,148)		$1.57
Unvested Outstanding, end of period	640,364	$—	$1.21	1.70

NOTE 12 – PROVISION FOR INCOME TAXES

During the years ended December 31, 2022 and December 31, 2021, the Company did not expect to incur any interest or penalties related to income taxes. Accordingly, the Company had no accruals for interest and penalties at December 31, 2022, nor December 31, 2021. When our taxes for the year ended December 31, 2021 were finalized there was an immaterial amount of penalties and interest that was ultimately paid. We do not expect any material penalties or interest will result from the filing of our 2022 tax return. If the Company were to incur any such material charges, it would recognize interest related to underpayment of income taxes in interest expense and recognize any penalties in operating expenses.

The Company is current on its U.S. and Canadian income tax filings. Tax years that remain open for examination are 2020 through 2022 in the U.S. and 2015 through 2022 in Canada.

At December 31, 2022, and December 31, 2021, the Company had operating loss carryforwards at its Canadian subsidiary of $2,071,363 CAD and $4,351,044 CAD, respectively. A valuation allowance has been recorded for 100% of operating loss carry forward balance as of December 31, 2022 and a valuation allowance of approximately 80% of the operating loss carryforwards that existed as of December 31, 2021. As a result, no deferred tax asset was recorded on our balance sheet at December 31, 2022.

At December 31, 2022 and December 31, 2021, the Company had operating loss carryforwards at its US subsidiary of $0 and $1,575,071, respectively. In 2022, we completed an application for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Based on the amended payroll tax returns filed with the government, we qualified for approximately $1,500,000 in payroll tax credit, offset by approximately $204,000 in fees spent with our tax preparers to calculate the credit. To be conservative and allow for the risk of a reduced credit amount by the IRS, in 2022, we

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
recorded a reduction in payroll tax expense of $761,132. The full benefit is being claimed for tax purposes on the 2021 and an amended 2020 income tax return which flipped the company’s prior tax loss in 2021 to a small taxable income position and will reduce the taxable losses in 2020. This means there is no longer an operating loss available to be carried forward. As of December 31, 2022, the Company now has $0 operating loss carryforwards remaining to be used to offset future taxable income.

The Company did not have any deferred tax assets as of December 31, 2022. The deferred tax asset on the balance sheet as of December 31, 2021 did not have a valuation allowance associated with it. Realization of the deferred tax asset is dependent on generating sufficient taxable income to offset the tax items that will be deductible in the future. Although realization is not assured, Management believed it is more likely than not that all of the deferred tax asset would be realized. As noted above, the deferred tax asset from 2021 was removed in 2022 due to updated and amended tax filings completed during the 2022 year.

In 2020, the CARES Act was signed into law, which among other things, allowed net operating losses from the year 2020 to be carried back five years to claim refunds for taxes that were previously paid. Since our US Subsidiary had taxable income in prior years, during 2021, we filed an amendment to our 2015 and 2016 tax returns and utilized all of the net operating losses from the year ended December 31, 2020, which generated a tax refund of $416,560 which was received in 2022. Additionally, during 2021, we filed an amended 2019 tax return to correct some filing information for Prochem ULC, a Canadian subsidiary owned by our US entity. As a result of this amended filing, we received a tax refund of $131,805.

The Company invests in available-for-sale securities that are reported on the balance sheet at fair value, with the gains/losses reported net of tax as part of Other Comprehensive Income (OCI). The tax benefit allocated to OCI during the year ended December 31, 2022 and December 31, 2021 was $167,868 and $2,158, respectively.

The table below outlines the components of income tax expense (benefit):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Current
U.S. Federal	$887,732	$(492,757)
State and local	176,700	25,374
Foreign	—	(179,939)
Total Current	1,064,432	(647,322)
Deferred
U.S. Federal	435,603	15,831
State and local	85,670	2,133
Foreign	152,717	—
Total Deferred	673,990	17,964
Total Provision for (Benefit from) Income Taxes	1,738,422	(629,358)

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
The table below reconciles our effective tax rate to the statutory tax rate:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
U.S. Federal statutory tax rate	21.0%	21.0%
State and local statutory tax rate, net of federal effect	4.0%	4.0%
Depreciation expense	1.8%	(2.9)%
Tax-exempt income	(0.9)%	2.9%
Unrealized gains and losses on investments	(2.6)%	0.1%
Stock-based compensation	0.1%	—%
Goodwill and intangible asset amortization	0.6%	5.2%
Non-U.S. operations	3.3%	9.2%
Use of Net Operating Losses	5.8%	—%
Other	(2.6)%	(2.1)%
Effective tax rate	30.5%	37.4%

The table below shows the components of deferred taxes:

	As of
	December 31, 2022	December 31, 2021
Bad debt	$37,814	$21,903
Inventory reserve	48,572	130,776
Amortization	101,745	124,626
Unrealized loss on investments	154,987	—
UNICAP	75,110	—
U.S. net operating loss	—	401,023
Foreign net operating loss	—	163,254
Deferred tax asset	$418,228	$841,582

Unrealized gain on investments	$—	$12,651
Depreciation	338,574	265,374
Goodwill	219,252	174,365
Stock compensation	349,260	362,044
Deferred tax liability	$907,086	$814,434

Net Deferred Tax Asset (Liability)	$(488,858)	$27,148

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
NOTE 13 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	2022			2021
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$3,947,760	47,161,101	$0.08	$(1,051,543)	48,070,581	$(0.02)

Effect of Dilutive Securities
Stock options & RSUs	—	1,286,241		—	—

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$3,947,760	48,447,342	$0.08	$(1,051,543)	48,070,581	$(0.02)

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

NOTE 14 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Year Ended December 31,
Revenues	2022	2021
Canada	$8,439,532	$5,362,466
United States	37,497,111	20,993,710
Total Consolidated	$45,936,643	$26,356,176

	For the Year Ended December 31,
Profit (Loss)	2022	2021
Canada	$754,004	$(2,056,972)
United States	3,193,756	1,005,429
Total Consolidated	$3,947,760	$(1,051,543)

Long-lived assets, which are comprised of net property and equipment and financing right-of-use assets, for each geographical region were as follows at each balance sheet date:

Long-lived assets	As of
	December 31, 2022	December 31, 2021
Canada	$5,067,965	$5,667,225
United States	5,476,238	5,583,594
Total Consolidated	$10,544,203	$11,250,819

NOTE 15 – QUARTERLY INFORMATION (UNAUDITED)

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
Quarterly data for the periods below consisted of the following:

	For the Quarters Ending
	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Total revenues	$9,503,140	$9,633,147	$12,829,338	$13,971,018
Gross profit	4,556,704	4,403,145	6,118,876	6,572,665
Income (Loss) from operations	688,994	94,807	2,117,893	2,292,914
Income tax benefit (expense)	(160,442)	(27,177)	(958,300)	(592,503)
Net income (loss)	627,161	284,829	1,210,748	1,825,022
Basic earnings (loss) per common share	$0.01	$0.01	$0.03	$0.04
Diluted earnings (loss) per common share	$0.01	$0.01	$0.02	$0.04

	For the Quarters Ending
	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021
Total revenues	$5,092,349	$6,034,283	$6,943,198	$8,286,346
Gross profit	2,174,687	2,657,732	3,119,468	3,449,128
Income (loss) from operations	(804,225)	(594,437)	(318,289)	(298,049)
Income tax benefit	107,859	125,374	348,767	47,358
Net income (loss)	(601,500)	(397,166)	92,246	(145,123)
Basic earnings (loss) per common share	$(0.01)	$(0.01)	—	—
Diluted earnings (loss) per common share	$(0.01)	$(0.01)	—	—

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

In March 2014 the Company entered into a consulting agreement with Terra Industrial with Alan Johnson as agent in order to replace a prior royalty agreement. The agreement is for the term of 10 years with fees of $100,000 CAD or $73,700 USD paid quarterly. The agreement expires in March of 2024.

The Company has operating leases for office space in Pennsylvania. Expense recognized for operating leases was $79,378 and $69,808 for the years ended December 31, 2022 and December 31, 2021, respectively. The future minimum lease payments for operating leases as of December 31, 2022, consisted of the following:

Years ending December 31,	Operating Leases
2023	$26,400
2024	11,000
2025	—
2026	—
2027	—
Thereafter	—
Total	$37,400

NOTE 17 - GOVERNMENT ASSISTANCE

In Canada, our business qualified for wage subsidies under the Canada Emergency Wage Subsidy (CEWS) program. CEWS is a Canadian government funded program that ran from March 2020 to June 2020, and was subsequently extended through September 2021. Under CEWS if a Canadian business experienced a drop in qualifying revenue greater than a certain percentage, that business could be eligible for a wage subsidy of up to 75% of eligible employee remuneration. Through our Canadian subsidiary, we applied for CEWS in each allowable period from March 2020 – March 2021 and received total wage subsidies of $0 CAD in 2022 and $163,598 CAD in 2021. Under CEWS rules, we are not required to repay these funds and

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022 and December 31, 2021
we do not have any contingencies or commitments related to this CEWS aid. We recorded these amounts within our income statement as credits against employee wages since these amounts represent wage subsidies.

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

In the United States (US), we have not received any government assistance in 2022 or 2021.
NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued and the following subsequent events took place:

On March 6, 2023, the Company's Board of Directors approved a one-time bonus for company executives that was settled by issuing 192,964 shares of common stock for meeting targets pursuant to the previously announced "2022 Executive Incentive Plan", which was put in place under the Company's 2014 Equity Incentive Plan. These shares were fully vested as of March 6, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b-c) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of December 31, 2022. These controls are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that our controls were effective as of December 31, 2022.

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

Based upon this assessment, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our financial statements included in this annual report on Form 10-K have been audited by Sadler, Gibb & Associates, LLC, independent registered public accounting firm, as indicated in the report included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2022 (the "Proxy Statement").

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

PROFIRE ENERGY, INC.

Date:         March 8, 2023            By:     /s/Ryan W. Oviatt
                            Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:        March 8, 2023            By:     /s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Cameron M. Tidball	Co-Chief Executive	March 8, 2023
Cameron M. Tidball	(Co-Principal Executive Officer)

/s/ Ryan W. Oviatt	Co-Chief Executive Officer & Chief Financial Officer	March 8, 2023
Ryan W. Oviatt	Director
(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brenton W. Hatch	Executive Chairman of the Board	March 8, 2023
Brenton W. Hatch

/s/Colleen Larkin Bell	Director	March 8, 2023
Colleen Larkin Bell

/s/ Daren J. Shaw	Director	March 8, 2023
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	March 8, 2023
Ronald R. Spoehel