Form 10-Q
period 2023-03-31
PROFIRE ENERGY INC
filed 2023-05-09
CIK 1289636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 8, 2023, the registrant had 52,390,017 shares of common stock issued and 47,351,887 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,219,356	$7,384,578
Short-term investments	2,071,834	1,154,284
Accounts receivable, net	12,308,290	10,886,145
Inventories, net (note 3)	10,589,023	10,293,980
Prepaid expenses and other current assets (note 4)	2,650,823	2,314,639
Total Current Assets	34,839,326	32,033,626
LONG-TERM ASSETS
Long-term investments	7,052,725	7,503,419
Financing right-of-use asset	106,760	120,239
Property and equipment, net	10,330,685	10,423,964
Intangible assets, net	1,225,154	1,268,907
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	21,294,705	21,895,910
TOTAL ASSETS	$56,134,031	$53,929,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,962,882	$2,955,506
Accrued liabilities (note 5)	2,922,928	3,573,994
Current financing lease liability (note 6)	51,821	53,646
Income taxes payable	834,542	205,169
Total Current Liabilities	5,772,173	6,788,315
LONG-TERM LIABILITIES
Net deferred income tax liability	701,406	488,858
Long-term financing lease liability (note 6)	56,522	67,883
TOTAL LIABILITIES	6,530,101	7,345,056

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 52,390,017 issued and 47,351,887 outstanding at March 31, 2023, and 52,143,901 issued and 47,105,771 outstanding at December 31, 2022	52,391	52,144
Treasury stock, at cost	(7,336,323)	(7,336,323)
Additional paid-in capital	32,096,662	31,737,843
Accumulated other comprehensive loss	(3,224,110)	(3,294,873)
Retained earnings	28,015,310	25,425,689
TOTAL STOCKHOLDERS' EQUITY	49,603,930	46,584,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,134,031	$53,929,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended March 31,
	2023	2022
		(See Note 1)
REVENUES (note 8)
Sales of products, net	$13,628,512	$8,878,423
Sales of services, net	924,949	624,717
Total Revenues	14,553,461	9,503,140

COST OF SALES
Cost of sales - product	5,974,339	4,382,700
Cost of sales - services	746,014	563,736
Total Cost of Sales	6,720,353	4,946,436

GROSS PROFIT	7,833,108	4,556,704

OPERATING EXPENSES
General and administrative	4,047,969	3,392,379
Research and development	336,452	308,316
Depreciation and amortization	142,887	167,015
Total Operating Expenses	4,527,308	3,867,710

INCOME FROM OPERATIONS	3,305,800	688,994

OTHER INCOME (EXPENSE)
Gain on sale of assets	53,075	95,842
Other expense	(9,553)	(18,081)
Interest income	58,047	21,545
Interest expense	(933)	(697)
Total Other Income	100,636	98,609

INCOME BEFORE INCOME TAXES	3,406,436	787,603

INCOME TAX EXPENSE	(816,815)	(160,442)

NET INCOME	$2,589,621	$627,161

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(5,524)	$158,359
Unrealized gains (losses) on investments	76,287	(287,126)
Total Other Comprehensive Income (Loss)	70,763	(128,767)

COMPREHENSIVE INCOME	$2,660,384	$498,394

BASIC EARNINGS PER SHARE	$0.05	$0.01
FULLY DILUTED EARNINGS PER SHARE	$0.05	$0.01

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,174,518	47,481,439
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,612,833	48,536,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	47,105,771	$52,144	$31,737,843	$(3,294,873)	$(7,336,323)	$25,425,689	$46,584,480
Stock based compensation	—	—	223,047	—	—	—	223,047
Stock issued in settlement of RSUs and accrued bonuses	246,116	247	378,279	—	—	—	378,526
Tax withholdings paid related to stock based compensation	—	—	(242,506)	—	—	—	(242,506)
Foreign currency translation	—	—	—	(5,524)	—	—	(5,524)
Unrealized gains on investments	—	—	—	76,287	—	—	76,287
Net income	—	—	—	—	—	2,589,621	2,589,621
Balance, March 31, 2023	47,351,887	$52,391	$32,096,662	$(3,224,110)	$(7,336,323)	$28,015,310	$49,603,930

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983
Stock based compensation	—	—	138,503	—	—	—	138,503
Stock issued in settlement of RSUs and accrued bonuses	139,894	140	212,647	—	—	—	212,787
Tax withholdings paid related to stock based compensation	—	—	(91,098)	—	—	—	(91,098)
Treasury stock repurchased	(509,631)	—	—	—	(622,263)	—	(622,263)
Foreign currency translation	—	—	—	158,359	—	—	158,359
Unrealized losses on investments	—	—	—	(287,126)	—	—	(287,126)
Net income	—	—	—	—	—	627,161	627,161
Balance, March 31, 2022	47,273,496	$51,860	$31,079,446	$(2,229,234)	$(6,729,856)	$22,105,090	$44,277,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$2,589,621	$627,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	262,039	281,119
Gain on sale of property and equipment	(53,075)	(95,842)
Bad debt expense	41,792	28,453
Stock awards issued for services	223,047	138,503
Changes in operating assets and liabilities:
Accounts receivable	(1,108,889)	(1,663,295)
Income taxes receivable/payable	629,371	439,034
Inventories	(292,119)	(530,568)
Prepaid expenses and other current assets	(335,832)	49,283
Deferred tax asset/liability	212,548	47,030
Accounts payable and accrued liabilities	(1,646,723)	(513,227)
Net Cash Provided by (Used in) Operating Activities	521,780	(1,192,349)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	97,886	112,982
Sale (purchase) of investments	(390,548)	679,636
Purchase of property and equipment	(153,755)	(207,848)
Net Cash Provided by (Used in) Investing Activities	(446,417)	584,770

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(242,506)	(91,098)
Cash received in exercise of stock options	—	—
Purchase of treasury stock	—	(622,263)
Principal paid towards lease liability	(6,947)	(12,629)
Net Cash Used in Financing Activities	(249,453)	(725,990)

Effect of exchange rate changes on cash	8,868	24,766

NET DECREASE IN CASH	(165,222)	(1,308,803)
CASH AT BEGINNING OF PERIOD	7,384,578	8,188,270
CASH AT END OF PERIOD	$7,219,356	$6,879,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$933	$697
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$378,526	$212,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2023 and 2022

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) which are necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at March 31, 2023 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022 ("Form 10-K").  The results of operations for the three-month periods ended March 31, 2023 and 2022 are not necessarily indicative of the operating results for the full years. Certain amounts in the accompanying March 31, 2022 condensed consolidated statement of income and comprehensive income (loss) have been reclassified to conform to the March 31, 2023 presentation.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The Company's accounting policies conform to "US GAAP."

The Company provides burner-management products, solutions and services primarily for the oil and gas industry within the US and Canadian markets. The Company has made progress in expansion efforts outside of these markets into other industries with combustion and burner management requirements as well as into other international locations.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	March 31, 2023	December 31, 2022
Raw materials	$152,080	$166,927
Finished goods	10,773,616	10,452,930
Subtotal	10,925,696	10,619,857
Reserve for obsolescence	(336,673)	(325,877)
Total	$10,589,023	$10,293,980

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	March 31, 2023	December 31, 2022
Prepaid inventory	$1,273,029	$784,420
Accrued receivables	866,677	881,176
Prepaid insurance	164,951	240,785
Interest receivables	59,163	72,761
Tax credits	98,586	118,035
Other	188,417	217,462
Total	$2,650,823	$2,314,639

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	March 31, 2023	December 31, 2022
Employee-related payables	$1,416,556	$2,404,848
Deferred revenue	466,048	420,827
Inventory-related payables	644,629	285,109
Tax-related payables	106,002	54,762
Warranty liabilities	90,248	74,103
Other	199,445	334,345
Total	$2,922,928	$3,573,994

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases, and the typical term is between 36 and 60 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for the purpose of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 3.3 years.

The following table shows the components of financing lease cost:

	For the Three Months Ended March 31,
Financing Lease Cost	2023	2022
Amortization of right-of-use assets	$7,240	$12,418
Interest on lease liabilities	933	696
Total financing lease cost	$8,173	$13,114

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
The Company leases one warehouse space with a two-year lease, which is recorded as an operating lease. We consider the remainder of our office space leases to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. Operating lease expense recognized during the three-months ended March 31, 2023 and March 31, 2022 was $18,852 and $20,652, respectively.

Supplemental operating lease information as of March 31, 2023 is as follows:

Operating right of use assets	$30,063
Current operating lease liabilities	25,671
Long-term operating lease liabilities	4,392
Weighted-average remaining lease term in years	1.3
Weighted-average discount rate	4.5%

As of March 31, 2023, maturities of lease liabilities are as follows:

Years ending December 31,	Amount
2023	$43,439
2024	40,886
2025	11,927
2026	11,927
2027	6,958
Thereafter	—
Total future minimum lease payments	$115,137
Less: Amount representing interest	6,794
Present value of future payments	$108,343
Current portion	$51,821
Long-term portion	$56,522

NOTE 7 – STOCKHOLDERS' EQUITY

As of March 31, 2023 and December 31, 2022, the Company held 5,038,130 shares of its common stock in treasury at a total cost of $7,336,323, respectively.

As of March 31, 2023, the Company had 568,985 restricted stock units ("RSUs"), 640,364 performance-based RSUs, and 759,900 stock options outstanding with $651,626 in remaining compensation expense to be recognized over the next 1.5 years. See further details below about certain subsets of these outstanding equity-based awards.

2022 EIP and LTIP

On April 6, 2022, the Compensation Committee of the Board (the "Compensation Committee") approved the 2022 Executive Incentive Plan (the “2022 EIP”) for Ryan W. Oviatt, the Company's Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company's Co-CEO and Co-President, and Patrick D. Fisher, the Company's Vice President of Product Development. The 2022 EIP provided for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2022. The incentive compensation was payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company's 2014 Equity Incentive Plan, as amended (the "Plan").

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
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

On March 6, 2023, the Compensation Committee approved the incentive compensation amounts based on achieving certain targets pursuant to the 2022 EIP. The incentive compensation amounts earned under the 2022 EIP were paid 50% in cash and 50% in shares of restricted stock under the Plan. The incentive compensation amounts resulted in the Compensation Committee approving a one-time bonus for Company executives that was settled by issuing a total of 341,961 shares of common stock, or 192,964 shares net of tax withholding. These shares were fully vested as of March 6, 2023.

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

The foregoing summary of the 2022 EIP and the 2022 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2022 EIP and each of the 2022 LTIP Restricted Stock Unit Award Agreements, which are filed as exhibits to the Company's Form 10-Q for the quarter ending March 31, 2022.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
2022 RSUs

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

2021 LTIP

On May 28, 2021, the Board approved as a long-term incentive plan, the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the Plan (the “2021 LTIP”). The 2021 LTIP consists of total awards of up to 204,543 RSUs to Mr. Oviatt, up to 204,543 RSUs to Mr. Tidball, up to 85,908 RSUs to Mr. Fugal, and up to 47,973 RSUs to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2021 LTIP Restricted Stock Unit Award Agreements”) between the Company and each participant. One agreement covers the 33% of each award recipient’s RSUs that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s RSUs that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested RSU. The vesting period of the 2021 LTIP began on January 1, 2021 and terminates on December 31, 2023 (the “2021 LTIP Performance Vesting Date”).

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

Mr. Fugal resigned, effective October 31, 2021, from his position as Vice President of Operations to pursue an opportunity as CEO of another company. Accordingly, Mr. Fugal will not receive incentive compensation under the 2021 LTIP, and his unvested RSUs have been forfeited.

The foregoing summary of the 2021 LTIP is qualified in its entirety by the text of each of the Restricted Stock Unit Award Agreements, which the Company filed as exhibits to its quarterly report on Form 10-Q for the quarter ended June 30, 2021.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of March 31, 2023.

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

Disaggregation of Revenue

We consider all revenue recognized in the income statement to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended March 31,
	2023	2022
Electronics	$5,980,290	$3,478,112
Manufactured	1,210,325	521,128
Re-Sell	6,437,897	4,879,183
Service	924,949	624,717
Total Revenue	$14,553,461	$9,503,140

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
NOTE 9 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended March 31,
	2023			2022
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$2,589,621	47,174,518	$0.05	$627,161	47,481,439	$0.01

Effect of Dilutive Securities
Stock options & RSUs	—	1,438,315		—	1,054,979

Diluted EPS
Net income available to common stockholders + assumed conversions	$2,589,621	$48,612,833	$0.05	$627,161	$48,536,418	$0.01

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended March 31,
Sales	2023	2022
Canada	$2,136,204	$1,997,251
United States	12,417,257	7,505,889
Total Consolidated	$14,553,461	$9,503,140

	For the Three Months Ended March 31,
Profit (Loss)	2023	2022
Canada	$(490,538)	$(352,570)
United States	3,080,159	979,731
Total Consolidated	$2,589,621	$627,161

	As of
Long-Lived Assets	March 31, 2023	December 31, 2022
Canada	$5,012,993	$5,067,965
United States	5,424,452	5,476,238
Total Consolidated	$10,437,445	$10,544,203

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued.

On April 25, 2023, the Compensation Committee approved the 2023 Executive Incentive Plan (the “2023 EIP”) for Messrs. Oviatt, Tidball, and Fisher. The 2023 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2023. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). In addition to the 2023 EIP, the Board also approved as a long-term incentive plan the grants of a restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the 2023 Plan (the “2023 LTIP”). The 2023 Plan was adopted by the Board of Directors on April 25, 2023, subject to shareholder approval at the annual meeting of stockholders of the Company scheduled for June 14, 2023 (the “Annual Meeting”). The Stock portion of the 2023 EIP and the 2023 LTIP will be forfeited by the executive officers if the Company’s stockholders do not approve the 2023 Plan at the Annual Meeting.

2023 EIP

Under the terms of the 2023 EIP, each participating executive officer has been assigned a target incentive compensation amount for fiscal 2023. The target incentive compensation amount for Mr. Oviatt is equal to 62% of his base salary as of December 31, 2023, the target incentive compensation amount for Mr. Tidball is equal to 62% of his base salary as of December 31, 2023, and the target incentive compensation for Mr. Fisher is equal to 37% of his base salary as of December 31, 2023. Under no circumstance can the participants receive more than two times the assigned target incentive compensation.

Participants will be eligible to receive incentive compensation based upon reaching or exceeding performance goals established by the Compensation Committee for fiscal 2023. The performance goals in the 2023 EIP are based on the Company’s total revenue, EBITDA, and two non-financial factors including revenue source diversification and safety and environmental performance. Each of the revenue, EBITDA, and revenue diversification performance goals will be weighted 30% while the safety and environment goal will be weighted 10% in calculating incentive compensation amounts.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
The incentive compensation amounts earned under the 2023 EIP, if any, will be paid 50% in cash and 50% in shares of restricted stock under the 2023 Plan, subject to the 2023 Plan being approved by shareholders as described above. In no event shall the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the 2023 Plan. The actual incentive compensation amounts, if any, will be determined by the Compensation Committee upon the completion of fiscal 2023 and paid by March 15, 2024, subject to all applicable tax withholding.

2023 LTIP

The 2023 LTIP consists of total awards of up to 287,076 restricted stock units (“Units”) to Mr. Oviatt, up to 287,076 Units to Mr. Tidball, and up to 50,868 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “Restricted Stock Unit Award Agreements”) to be entered between the Company and each participant. One such agreement will cover 33% of each award recipient’s Units that are subject to time-based vesting, and the other such agreement will cover the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, and subject to the 2023 Plan being approved by shareholders as described above, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2023 LTIP began on January 1, 2023 and terminates on December 31, 2025 (the “Performance Vesting Date”).

The Units subject to time-based vesting, including 95,692 Units to Mr. Oviatt, 95,692 Units for Mr. Tidball, and 16,956 Units to Mr. Fisher, will vest in three equal and annual installments beginning December 31, 2023 and ending on December 31, 2025 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting Units, including up to 191,384 Units for Mr. Oviatt, 191,384 Units for Mr. Tidball, and 33,912 Units to Mr. Fisher, may vest over a three-year performance period beginning January 1, 2023 (the “Performance Period”) based upon the following Company performance metrics:

Performance Metrics	Weight	Target	Above Target	Outstanding
Total Shareholder Return (based on the Company’s closing price of its common stock at the end of the Performance Period relative to its closing price as of the last trading day in 2022)	1/3	94.2%	142.7%	191.3%
Relative Total Shareholder Return (based on the Company’s ranked performance in closing stock price growth relative to a peer group of companies during the Performance Period)	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	15%	17.5%	20%

One-third of such performance-vesting Units, consisting of 63,794 Units for Mr. Oviatt, 63,794 Units for Mr. Tidball, and 11,304 Units for Mr. Fisher, may vest for each of the three performance metrics identified in the table above. The number of Units that will vest for each performance metric on the Performance Vesting Date shall be determined as follows:
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

The foregoing summary of the 2023 Executive Incentive Plan and the Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2023 Executive Incentive Plan and each of the Restricted Stock Unit Award Agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q for the quarter ending March 31, 2023.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three-month periods ended March 31, 2023 and 2022. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's beliefs and assumptions and on information currently available to management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Words such as "may," "should," "expect," "project," "plan," "anticipate," "believe," "estimate," "intend," "budget," "forecast," "predict," "potential," "continue," "should," "could," "will," or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the oil and gas industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities; delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A. Risk Factors, included elsewhere in this report.

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

Our burner-management technology is designed to monitor, operate, and manage a wide array of complex industrial heat applications. Providing our customers with safety-approved and certified technology, purposefully designed and built to meet regulatory requirements and process needs, is a critical component of our customers’ safety protocols and initiatives.

Proper burner and combustion management control, coupled with specialized peripheral solutions, increase site and location safety while reducing emissions. Profire technology and solutions are integrated into a variety of applications to significantly reduce the release of methane and volatile organic compounds into the environment.

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

Operator safety is at the heart of our burner-management solution technology. Integration of our solutions and products helps our customers increase the likelihood that their employees return home safe each day. Adding greater physical distance between humans and the combustion process, as well as ensuring fuel gas for combustion equipment is properly shut off when no flame is present, are two of the critical elements of how our burner-management solutions help protect human life.

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total Revenues	$14,553,461	$13,971,018	$12,829,338	$9,633,148	$9,503,140
Gross Profit Percentage	53.8%	47.0%	47.7%	45.7%	47.9%
Operating Expenses	$4,527,308	$4,279,751	$4,000,983	$4,308,337	$3,867,709
Income from Operations	$3,305,800	$2,292,914	$2,117,893	$94,806	$688,995
Net Income	$2,589,621	$1,825,022	$1,210,748	$284,829	$627,160
Operating Cash Flow	$521,780	$1,712,709	$(1,818,322)	$1,814,039	$(1,192,349)

Revenues for the quarter ended March 31, 2023 increased by 53% or $5,050,321 compared to the quarter ended March 31, 2022, which was driven by ongoing strong customer demand, increases in Profire sales prices and improvements in Profire BMS system availability. The first quarter of 2023 weekly average rig count for North America was 977 compared to 816 in the same period of last year, which represents an increase of 20%. Strong oil and natural gas prices also have contributed to ongoing investments in new technology by E&P operators. Overall customer demand increased during the quarter ended March 31, 2023, in response to these industry trends.

Revenues for the quarter ended March 31, 2023 increased by 4% or $582,443 compared to the quarter ended December 31, 2022, which was driven by strong customer demand, higher sales prices and strength in drilling and completion activity. The first quarter of 2023 weekly average rig count for North America increased by 2% compared to the prior quarter. Overall customer demand increased during the quarter ended March 31, 2023 in response to these industry trends.

Our gross profit margin for the first quarter of 2023 was up 5.9% from the same quarter of last year and up 6.8% from quarter ended December 31, 2022. The gross margin percentage was impacted by price increases, greater quantities of higher margin products sold, normal fluctuations in product and service mix, and product related reserves. The gross margin of the first quarter of 2023 also benefited from greater fixed cost coverage from the increase in revenue over prior quarters.

Operating expenses for the quarter ended March 31, 2023 increased $659,599 from the same quarter of last year, which primarily results from increases in headcount and cost inflation across the business. Operating expenses for the quarter ended March 31, 2023 increased $247,557 from the prior quarter ended December 31, 2022 primarily due to increases in employee related costs.

Due to the factors discussed above, we reported income from operations of $3,305,800 for the quarter ended March 31, 2023 compared to income from operations of $688,995 for the same quarter in 2022 and income from operations of $2,292,914 in the quarter ended December 31, 2022.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $2,589,621 for the quarter ended March 31, 2023 compared to net income of $627,160 for the same quarter in 2022 and net income of $1,825,022 in the quarter ended December 31, 2022.

Operating cash flows increased $521,780 during the quarter ended March 31, 2023 compared to a decrease of $1,192,349 during the same quarter of 2022 due primarily to the increase in net income and changes in working capital balances.

Operating cash flows increased $521,780 during the quarter ended March 31, 2023 compared to an increase in operating cash flow of $1,712,709 during the quarter ended December 31, 2022 due primarily to changes in working capital balances, including a decrease in accounts payable.

Liquidity and Capital Resources

Working capital at March 31, 2023 was $29,067,153 compared to $25,245,311 at December 31, 2022.

Our liquidity position is impacted by operating, investing and financing activities. During the three months ended March 31, 2023, we generated $521,780 of cash from operating activities, primarily due to an increase in net income which offset an increase in accounts receivable and a decrease in accounts payable. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the three months ended March 31, 2023, we used $446,417 of cash from investing activities to purchase investments, property, and equipment. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the three months ended March 31, 2023, we used $249,453 of cash in financing activities, primarily related to taxes paid on employee stock awards issued during the quarter. Financing activity trends consist of transactions related to equity awards and purchases of treasury stock pursuant to our completed share repurchase program. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of March 31, 2023, we held $16,343,915 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us that may have a material impact on us and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2022, which risks could materially affect our business, financial condition, or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1*+	Profire Energy, Inc. 2023 Executive Incentive Plan

Exhibit 10.2*+	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Ryan Oviatt dated April 25, 2023

Exhibit 10.3*+	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Ryan Oviatt dated April 25, 2023

Exhibit 10.4*+	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Cameron Tidball dated April 25, 2023

Exhibit 10.5*+	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Cameron Tidball dated April 25, 2023

Exhibit 10.6*+	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Patrick Fisher dated April 25, 2023

Exhibit 10.7*+	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Patrick Fisher dated April 25, 2023

Exhibit 31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt

Exhibit 31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball

Exhibit 31.3*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

+ Indicates Management contract, compensatory plan, or arrangement with the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	May 9, 2023	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	May 9, 2023	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer