Form 10-Q
period 2023-06-30
PROFIRE ENERGY INC
filed 2023-08-09
CIK 1289636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 8, 2023, the registrant had 52,659,763 shares of common stock issued and 47,574,560 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,246,092	$7,384,578
Short-term investments	1,896,397	1,154,284
Accounts receivable, net	13,987,743	10,886,145
Inventories, net (note 3)	13,016,192	10,293,980
Prepaid expenses and other current assets (note 4)	2,399,676	2,314,639
Total Current Assets	39,546,100	32,033,626
LONG-TERM ASSETS
Long-term investments	7,212,652	7,503,419
Financing lease right-of-use asset	156,943	120,239
Property and equipment, net	10,627,702	10,423,964
Intangible assets, net	1,182,859	1,268,907
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	21,759,537	21,895,910
TOTAL ASSETS	$61,305,637	$53,929,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,120,546	$2,955,506
Accrued liabilities (note 5)	4,374,628	3,573,994
Current financing lease liability (note 6)	66,229	53,646
Income taxes payable	887,647	205,169
Total Current Liabilities	7,449,050	6,788,315
LONG-TERM LIABILITIES
Net deferred income tax liability	694,429	488,858
Long-term financing lease liability (note 6)	92,511	67,883
TOTAL LIABILITIES	8,235,990	7,345,056

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 52,659,763 issued and 47,574,560 outstanding at June 30, 2023, and 52,143,901 issued and 47,105,771 outstanding at December 31, 2022	52,662	52,144
Treasury stock, at cost	(7,394,281)	(7,336,323)
Additional paid-in capital	32,514,997	31,737,843
Accumulated other comprehensive loss	(2,976,198)	(3,294,873)
Retained earnings	30,872,467	25,425,689
TOTAL STOCKHOLDERS' EQUITY	53,069,647	46,584,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,305,637	$53,929,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
		(See Note 1)		(See Note 1)
REVENUES (note 8)
Sales of products, net	$13,602,884	$8,860,682	$27,231,396	$17,739,105
Sales of services, net	840,693	772,465	1,765,643	1,397,182
Total Revenues	14,443,577	9,633,147	28,997,039	19,136,287

COST OF SALES
Cost of sales - product	6,270,174	4,530,065	12,244,513	8,912,764
Cost of sales - services	758,958	699,937	1,504,972	1,263,674
Total Cost of Sales	7,029,132	5,230,002	13,749,485	10,176,438

GROSS PROFIT	7,414,445	4,403,145	15,247,554	8,959,849

OPERATING EXPENSES
General and administrative	3,792,127	3,786,561	7,840,093	7,178,938
Research and development	258,317	362,197	594,769	670,512
Depreciation and amortization	140,093	159,580	282,981	326,597
Total Operating Expenses	4,190,537	4,308,338	8,717,843	8,176,047

INCOME FROM OPERATIONS	3,223,908	94,807	6,529,711	783,802

OTHER INCOME (EXPENSE)
Gain on sale of assets	181,343	214,841	234,418	310,683
Other expense	(36,866)	(337)	(46,423)	(18,420)
Interest income	123,654	20,307	181,701	41,852
Interest expense	(854)	(17,612)	(1,787)	(18,308)
Total Other Income	267,277	217,199	367,909	315,807

INCOME BEFORE INCOME TAXES	3,491,185	312,006	6,897,620	1,099,609

INCOME TAX EXPENSE	(634,028)	(27,177)	(1,450,842)	(187,619)

NET INCOME	$2,857,157	$284,829	$5,446,778	$911,990

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$278,328	$(290,291)	$272,804	$(131,933)
Unrealized gains (losses) on investments	(30,416)	(134,662)	45,871	(421,788)
Total Other Comprehensive Income (Loss)	247,912	(424,953)	318,675	(553,721)

COMPREHENSIVE INCOME	$3,105,069	$(140,124)	$5,765,453	$358,269

BASIC EARNINGS PER SHARE	$0.06	$0.01	$0.12	$0.02
FULLY DILUTED EARNINGS PER SHARE	$0.06	$0.01	$0.11	$0.02

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,393,768	47,092,275	47,284,749	47,285,782
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	49,473,080	48,699,208	49,349,488	48,865,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	47,105,771	$52,144	$31,737,843	$(3,294,873)	$(7,336,323)	$25,425,689	$46,584,480
Stock based compensation	—	—	223,047	—	—	—	223,047
Stock issued in settlement of RSUs and accrued bonuses	246,116	247	378,279	—	—	—	378,526
Tax withholdings paid related to stock based compensation	—	—	(242,506)	—	—	—	(242,506)
Foreign currency translation	—	—	—	(5,524)	—	—	(5,524)
Unrealized gains on investments	—	—	—	76,287	—	—	76,287
Net income	—	—	—	—	—	2,589,621	2,589,621
Balance, March 31, 2023	47,351,887	$52,391	$32,096,662	$(3,224,110)	$(7,336,323)	$28,015,310	$49,603,930
Stock based compensation	—	—	360,446	—	$—	—	360,446
Stock issued in exercise of stock options	82,450	$83	$65,252	$—	$—	$—	$65,335
Stock issued in settlement of RSUs	187,296	188	(188)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(7,175)	—	—	—	(7,175)
Treasury stock repurchased	(47,073)	$—	—	—	(57,958)	—	$(57,958)
Foreign currency translation	—	—	—	278,328	—	—	278,328
Unrealized losses on investments	—	—	—	(30,416)	—	—	(30,416)
Net income	—	—	—	—	—	2,857,157	2,857,157
Balance, June 30, 2023	47,574,560	$52,662	$32,514,997	$(2,976,198)	$(7,394,281)	$30,872,467	$53,069,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983
Stock based compensation	—	—	138,503	—	—	—	138,503
Stock issued in settlement of RSUs and accrued bonuses	139,894	140	212,647	—	—	—	212,787
Tax withholdings paid related to stock based compensation	—	—	(91,098)	—	—	—	(91,098)
Treasury stock repurchased	(509,631)	—	—	—	(622,263)	—	(622,263)
Foreign currency translation	—	—	—	158,359	—	—	158,359
Unrealized losses on investments	—	—	—	(287,126)	—	—	(287,126)
Net income	—	—	—	—	—	627,161	627,161
Balance, March 31, 2022	47,273,496	$51,860	$31,079,446	$(2,229,234)	$(6,729,856)	$22,105,090	$44,277,306
Stock based compensation	—	—	274,390	—	—	—	274,390
Stock issued in exercise of stock options	27,200	28	21,554				21,582
Stock issued in settlement of RSUs	184,047	184	(184)	—	—	—	—
Tax withholdings paid related to stock based compensation			(3,524)				(3,524)
Treasury stock repurchased	(451,590)				(606,467)		(606,467)
Foreign currency translation	—	—	—	(290,292)	—	—	(290,292)
Unrealized losses on investments	—	—	—	(134,662)	—	—	(134,662)
Net income	—	—	—	—	—	284,829	284,829
Balance, June 30, 2022	47,033,153	$52,072	$31,371,682	$(2,654,188)	$(7,336,323)	$22,389,919	$43,823,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$5,446,778	$911,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	547,996	558,832
Gain on sale of property and equipment	(234,418)	(310,683)
Bad debt expense	378,753	28,474
Stock awards issued for services	583,493	412,893
Changes in operating assets and liabilities:
Accounts receivable	(3,034,236)	(877,417)
Income taxes receivable/payable	682,284	534,456
Inventories	(2,662,032)	(2,097,471)
Prepaid expenses and other current assets	(51,121)	(140,352)
Deferred tax asset/liability	205,571	(408)
Accounts payable and accrued liabilities	(80,409)	1,601,376
Net Cash Provided by Operating Activities	1,782,659	621,690

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	309,493	412,339
Purchase of investments	(405,578)	(231,032)
Purchase of property and equipment	(607,248)	(223,215)
Net Cash Used in Investing Activities	(703,333)	(41,908)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(248,958)	(93,527)
Cash received in exercise of stock options	65,335	25,106
Purchase of treasury stock	(57,957)	(1,228,731)
Principal paid towards lease liability	(13,972)	(19,787)
Net Cash Used in Financing Activities	(255,552)	(1,316,939)

Effect of exchange rate changes on cash	37,740	(32,286)

NET CHANGE IN CASH	861,514	(769,443)
CASH AT BEGINNING OF PERIOD	7,384,578	8,188,270
CASH AT END OF PERIOD	$8,246,092	$7,418,827

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,787	$1,253
Income taxes	$576,750	$21,000
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$378,526	$212,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2023 and 2022

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) which are necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at June 30, 2023 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022 ("Form 10-K").  The results of operations for the three- and six month periods ended June 30, 2023 and 2022 are not necessarily indicative of the operating results for the full years. Certain amounts in the accompanying June 30, 2022 condensed consolidated statement of income and comprehensive income (loss) have been reclassified to conform to the June 30, 2023 presentation.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	June 30, 2023	December 31, 2022
Raw materials	$219,388	$166,927
Finished goods	13,148,684	10,452,930
Subtotal	13,368,072	10,619,857
Reserve for obsolescence	(351,880)	(325,877)
Total	$13,016,192	$10,293,980

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2023 and 2022
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	June 30, 2023	December 31, 2022
Prepaid inventory	$1,803,652	$784,420
Accrued receivables	127,551	881,176
Prepaid insurance	115,800	240,785
Interest receivables	79,407	72,761
Tax credits	33	118,035
Other	273,233	217,462
Total	$2,399,676	$2,314,639

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	June 30, 2023	December 31, 2022
Employee-related payables	$1,904,768	$2,404,848
Deferred revenue	619,612	420,827
Inventory-related payables	1,422,623	285,109
Tax-related payables	136,165	54,762
Warranty liabilities	100,156	74,103
Other	191,304	334,345
Total	$4,374,628	$3,573,994

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases, and the typical term is between 36 and 60 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for the purpose of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 3.0 years.

The following table shows the components of financing lease cost:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Financing Lease Cost	2023	2022	2023	2022
Amortization of right-of-use assets	$7,240	$8,651	$14,478	$21,068
Interest on lease liabilities	854	556	1,787	1,252
Total financing lease cost	$8,094	$9,207	$16,265	$22,320

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2023 and 2022
The Company leases one warehouse space with a two-year lease, which is recorded as an operating lease. We consider the remainder of our office space leases to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. Operating lease expense recognized during the three- and six months ended June 30, 2023 and June 30, 2022 was $18,352 and $16,261, and $37,204 and $36,914, respectively.

Supplemental operating lease information as of June 30, 2023 is as follows:

Operating right of use assets	$23,753
Current operating lease liabilities	23,753
Long-term operating lease liabilities	—
Weighted-average remaining lease term in years	1.0
Weighted-average discount rate	4.5%

As of June 30, 2023, maturities of lease liabilities are as follows:

Years ending December 31,	Amount
2023	$42,744
2024	68,456
2025	39,497
2026	25,712
2027	6,959
Thereafter	—
Total future minimum lease payments	$183,368
Less: Amount representing interest	24,628
Present value of future payments	$158,740
Current portion	$66,229
Long-term portion	$92,511

NOTE 7 – STOCKHOLDERS' EQUITY

As of June 30, 2023 and December 31, 2022, the Company held 5,085,203 and 5,038,130 shares of its common stock in treasury at a total cost of $7,394,281 and $7,336,323, respectively.

On May 9, 2023, the Company announced that its Board of Directors had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through April 30, 2024. Any purchases under the program will be made at the discretion of management or may also be made pursuant to a Rule 10b5-1 plan. The size and timing of any purchases will depend on price, market and business conditions and other factors.

As of June 30, 2023, the Company had 785,995 restricted stock units ("RSUs"), 1,057,044 performance-based RSUs, and 673,450 stock options outstanding with $986,064 in remaining compensation expense to be recognized over the next 1.6 years. See further details below about certain subsets of these outstanding equity-based awards.

On June 29, 2023, pursuant to the annual renewal of director compensation, the Board approved a grant of 195,966 RSUs to the Company's independent directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's next annual meeting of stockholders, whichever is earlier. The awards will result in total compensation expense of approximately $243,000 to be recognized over the vesting period.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2023 and 2022

On April 25, 2023, the Compensation Committee approved the 2023 Executive Incentive Plan (the “2023 EIP”) for Messrs. Oviatt, Tidball, and Fisher. The 2023 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2023. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). In addition to the 2023 EIP, the Board also approved as a long-term incentive plan the grants of a restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the 2023 Plan (the “2023 LTIP”). The 2023 Plan was adopted by the Board of Directors on April 25, 2023, subject to shareholder approval at the annual meeting of stockholders of the Company (the “Annual Meeting”). The 2023 Plan was approved by the shareholders of the Company at the Annual Meeting which was held on June 14, 2023.

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
For the Six Months Ended June 30, 2023 and 2022

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

2022 EIP and LTIP

On April 6, 2022, the Compensation Committee of the Board (the "Compensation Committee") approved the 2022 Executive Incentive Plan (the “2022 EIP”) for Messrs. Oviatt, Tidball, and Fisher. The 2022 EIP provided for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2022. The incentive compensation was payable in cash and stock, and the stock portion of the incentive compensation constituted an award under the Company's 2014 Equity Incentive Plan, as amended (the "Plan").

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
For the Six Months Ended June 30, 2023 and 2022
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
For the Six Months Ended June 30, 2023 and 2022

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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of June 30, 2023.

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
For the Six Months Ended June 30, 2023 and 2022
statements. Each of the contracts related to these milestone payments is short-term in nature and we expect to recognize associated revenues within one year. As a result, we consider it appropriate to record deferred revenue for these transactions and do not have any other contract liability balances.

Disaggregation of Revenue

We consider all revenue recognized in the income statement to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Electronics	$5,530,863	$3,596,755	$11,616,476	$7,131,762
Manufactured	3,272,774	1,765,916	6,397,599	3,673,455
Re-Sell	4,799,247	3,498,011	9,217,321	6,933,888
Service	840,693	772,465	1,765,643	1,397,182
Total Revenue	$14,443,577	$9,633,147	$28,997,039	$19,136,287

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2023 and 2022
NOTE 9 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended June 30,
	2023			2022
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$2,857,157	47,393,768	$0.06	$284,829	47,092,275	$0.01

Effect of Dilutive Securities
Stock options & RSUs	—	2,079,312		—	1,606,933

Diluted EPS
Net income available to common stockholders + assumed conversions	$2,857,157	49,473,080	$0.06	$284,829	48,699,208	$0.01

	For the Six Months Ended June 30,
	2023			2022
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$5,446,778	47,284,749	$0.12	$911,990	47,285,782	$0.02

Effect of Dilutive Securities
Stock options & RSUs	—	2,064,739		—	1,579,404

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$5,446,778	49,349,488	$0.11	$911,990	48,865,186	$0.02

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2023 and 2022
NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sales	2023	2022	2023	2022
Canada	$2,050,148	$1,886,332	$4,186,352	$3,883,583
United States	12,393,429	7,746,815	24,810,687	15,252,704
Total Consolidated	$14,443,577	$9,633,147	$28,997,039	$19,136,287

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Profit (Loss)	2023	2022	2023	2022
Canada	$(465,768)	$(601,435)	$(956,458)	$(954,005)
United States	3,322,925	886,264	6,403,236	1,865,995
Total Consolidated	$2,857,157	$284,829	$5,446,778	$911,990

			As of
Long-Lived Assets			June 30, 2023	December 31, 2022
Canada			$5,130,003	$5,067,965
United States			5,654,642	5,476,238
Total Consolidated			$10,784,645	$10,544,203

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three- and six month periods ended June 30, 2023 and 2022. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2022.

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

Our systems and solutions have been widely adopted by exploration and production companies, midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include Antero, ATCO, Chevron, Chesapeake, CNRL, Conoco, Devon Energy, Dominion Energy, EQT, Kinder Morgan, National Grid, Ovintiv, Oxy, Range Resources, Williams, XTO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in developing sales in diversified industries where our combustion technology can be utilized.

Environmental, Social and Governance Focus

As guiding principles and core to our strategy, our products and solutions are developed with a focus on safety, environmental impacts, reliability, and efficiency. Protecting human life, protecting the environment, and protecting our customers’ resources and investments are essential to our business objectives. Our products play a crucial role in supporting our customers’ existing and future initiatives regarding improving workplace safety and environmental impacts.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Total Revenues	$14,443,577	$14,553,461	$13,971,018	$12,829,338	$9,633,148
Gross Profit Percentage	51.3%	53.8%	47.0%	47.7%	45.7%
Operating Expenses	$4,190,537	$4,527,308	$4,279,751	$4,000,983	$4,308,337
Income from Operations	$3,223,908	$3,305,800	$2,292,914	$2,117,893	$94,806
Net Income	$2,857,157	$2,589,621	$1,825,022	$1,210,748	$284,829
Operating Cash Flow	$1,260,879	$521,780	$1,712,709	$(1,818,322)	$1,814,039

Revenues for the quarter ended June 30, 2023 increased by 50% or $4,810,429 compared to the quarter ended June 30, 2022, which was driven by ongoing strong customer demand, increases in Profire sales prices and supply chain improvements related to Profire BMS systems and components. The second quarter of 2023 weekly average rig count for North America was 815 compared to 810 in the same period of last year. Strong oil and natural gas prices also have contributed to ongoing investments in new technology by E&P operators over the past year. Overall customer demand increased during the quarter ended June 30, 2023, in response to these industry trends.

Revenues for the quarter ended June 30, 2023 decreased by 1% or $109,884 compared to the quarter ended March 31, 2023, but was greater than any prior year quarter, driven by continued strong customer demand and higher sales prices. The second quarter of 2023 weekly average rig count for North America decreased by 17% compared to the prior quarter.

Our gross profit margin for the second quarter of 2023 was up 5.6% from the same quarter of last year and down 2.5% from quarter ended March 31, 2023. The gross margin percentage was impacted by normal fluctuations in product, service and customer mix.

Operating expenses for the quarter ended June 30, 2023 decreased $117,800 from the same quarter of last year, which primarily results from receipt of a the employee retention payroll tax credit, that became available to the Company through the CARES Act. The Company filed amended payroll tax returns in the third quarter of 2022 and recognized 50% of the credit on the books at that time. The Company received the credit in full during the quarter ended June 30, 2023 and recognized the remaining 50% in the quarter then ended. This benefit was offset by increases in headcount and cost inflation across the business. Operating expenses for the quarter ended June 30, 2023 decreased $336,771 from the prior quarter ended March 31, 2023 for the same reason.

Due to the factors discussed above, we reported income from operations of $3,223,908 for the quarter ended June 30, 2023 compared to income from operations of $94,806 for the same quarter in 2022 and income from operations of $3,305,800 in the quarter ended March 31, 2023.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $2,857,157 for the quarter ended June 30, 2023 compared to net income of $284,829 for the same quarter in 2022 and net income of $2,589,621 in the quarter ended March 31, 2023.

The Company achieved operating cash flows of $1,260,879 during the quarter ended June 30, 2023 compared to $1,814,039 during the same quarter of 2022 and $521,780 in the quarter ended March 31, 2023. The fluctuations in operating cash flows are due primarily to the changes in net income and working capital balances.

Comparison of the six months ended June 30, 2023 and 2022

The table below presents certain financial data comparing the six months ended June 30, 2023 to the same period ended June 30, 2022:

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Total Revenues	$28,997,039	$19,136,287	$9,860,752	51.5%
Gross Profit Percentage	52.6%	46.8%		5.8%
Operating Expenses	$8,717,843	$8,176,047	$541,796	6.6%
Income from Operations	$6,529,711	$783,802	$5,745,909	733.1%
Net Income	$5,446,778	$911,990	$4,534,788	497.2%
Operating Cash Flow	$1,782,659	$621,690	$1,160,969	(186.7)%

Revenues during the six-month period ended June 30, 2023, increased 51.5% compared to the same period of last year. The increase in revenue was driven by strong customer demand, increases in Profire sales prices and improvements in Profire BMS system availability. For the six months ended June 30, 2023, the weekly average rig count for North America was 896 compared to 813 in the same period of last year. Although oil and natural gas prices are lower than they were in the prior year period, they remain strong and have contributed to ongoing investments in new technology by E&P operators over the past year. Overall customer demand increased during the period ended June 30, 2023, in response to these industry trends. Our gross profit percentage increased by 5.8% during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to changes in product mix, inventory adjustments and the fixed cost coverage from a higher revenue base. Operating expenses increased 6.6% due to increases in headcount and general cost inflation in the current year, offset by the employee retention payroll tax credit noted above. Due to the increase in revenue and gross margin, which exceeded the increase in operating expenses, we recognized net income of $5,446,778 for the six months ended June 30, 2023 compared to net income of $911,990 for the same period in 2022. The Company generated operating cash flows of $1,782,659 during the six-month period ended June 30, 2023 compared to $621,690 during the six-month period ended June 30, 2022 due to the changes in net income and working capital balances.

Liquidity and Capital Resources

Working capital at June 30, 2023 was $32,097,050 compared to $25,245,311 at December 31, 2022.

Our liquidity position is impacted by operating, investing and financing activities. During the six months ended June 30, 2023, we generated $1,782,659 of cash from operating activities, primarily due to an increase in net income which offset an increase in accounts receivable and inventory. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the six months ended June 30, 2023, we used $703,333 of cash from investing activities to purchase investments, property, and equipment. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the six months ended June 30, 2023, we used $255,552 of cash in financing activities, primarily related to taxes paid on employee stock awards issued during the quarter. Financing activity trends consist of transactions related to equity awards and purchases of treasury stock pursuant to our share repurchase program. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of June 30, 2023, we held $17,355,141 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth additional information regarding our share repurchases during the three months ended June 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April	—	—	—	—
May	—	—	—	2,000,000
June	47,073	$1.23	47,073	$1,942,051
Total	47,073		47,073

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1*+	Profire Energy, Inc. 2023 Equity Incentive Plan

Exhibit 31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt

Exhibit 31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball

Exhibit 31.3*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
+    Indicates Management contract, compensatory plan, or arrangement with the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	August 9, 2023	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	August 9, 2023	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer