Form 10-Q
period 2023-09-30
PROFIRE ENERGY INC
filed 2023-11-08
CIK 1289636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 7, 2023, the registrant had 52,949,566 shares of common stock issued and 47,587,952 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,338,863	$7,384,578
Short-term investments	2,795,040	1,154,284
Accounts receivable, net	13,253,470	10,886,145
Inventories, net (note 3)	13,531,652	10,293,980
Prepaid expenses and other current assets (note 4)	2,744,172	2,314,639
Total Current Assets	40,663,197	32,033,626
LONG-TERM ASSETS
Long-term investments	6,220,703	7,503,419
Financing lease right-of-use asset	136,332	120,239
Property and equipment, net	10,650,384	10,423,964
Intangible assets, net	1,143,480	1,268,907
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	20,730,280	21,895,910
TOTAL ASSETS	$61,393,477	$53,929,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,193,876	$2,955,506
Accrued liabilities (note 5)	3,760,890	3,573,994
Current financing lease liability (note 6)	65,321	53,646
Income taxes payable	669,431	205,169
Total Current Liabilities	5,689,518	6,788,315
LONG-TERM LIABILITIES
Net deferred income tax liability	955,256	488,858
Long-term financing lease liability (note 6)	74,495	67,883
TOTAL LIABILITIES	6,719,269	7,345,056

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 52,949,566 issued and 47,671,720 outstanding at September 30, 2023, and 52,143,901 issued and 47,105,771 outstanding at December 31, 2022	52,952	52,144
Treasury stock, at cost	(7,675,637)	(7,336,323)
Additional paid-in capital	32,734,069	31,737,843
Accumulated other comprehensive loss	(3,349,033)	(3,294,873)
Retained earnings	32,911,857	25,425,689
TOTAL STOCKHOLDERS' EQUITY	54,674,208	46,584,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,393,477	$53,929,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
		(See Note 1)		(See Note 1)
REVENUES (note 8)
Sales of products, net	$13,970,065	$11,895,881	$41,201,461	$29,634,986
Sales of services, net	858,871	933,457	2,624,514	2,330,639
Total Revenues	14,828,936	12,829,338	43,825,975	31,965,625

COST OF SALES
Cost of sales - products	6,551,986	5,960,311	18,796,499	14,873,075
Cost of sales - services	799,866	750,151	2,304,838	2,013,825
Total Cost of Sales	7,351,852	6,710,462	21,101,337	16,886,900

GROSS PROFIT	7,477,084	6,118,876	22,724,638	15,078,725

OPERATING EXPENSES
General and administrative	4,572,460	3,538,541	12,487,783	10,878,734
Research and development	215,359	309,566	734,894	818,823
Depreciation and amortization	145,662	152,876	428,644	479,473
Total Operating Expenses	4,933,481	4,000,983	13,651,321	12,177,030

INCOME FROM OPERATIONS	2,543,603	2,117,893	9,073,317	2,901,695

OTHER INCOME (EXPENSE)
Gain on sale of assets	17,350	12,887	251,768	323,570
Other expense	19,718	(5,761)	(26,704)	(24,180)
Interest income	74,165	45,107	255,865	86,959
Interest expense	(4,438)	(1,078)	(6,226)	(19,387)
Total Other Income	106,795	51,155	474,703	366,962

INCOME BEFORE INCOME TAXES	2,650,398	2,169,048	9,548,020	3,268,657

INCOME TAX EXPENSE	(611,008)	(958,300)	(2,061,851)	(1,145,919)

NET INCOME	$2,039,390	$1,210,748	$7,486,169	$2,122,738

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	$(301,642)	$(591,282)	$(28,838)	$(723,209)
Unrealized losses on investments	(71,193)	(172,802)	(25,322)	(594,596)
Total Other Comprehensive Loss	(372,835)	(764,084)	(54,160)	(1,317,805)

COMPREHENSIVE INCOME	$1,666,555	$446,664	$7,432,009	$804,933

BASIC EARNINGS PER SHARE	$0.04	$0.03	$0.16	$0.04
FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.02	$0.15	$0.04

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,521,238	47,036,012	47,364,445	47,201,611
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	49,504,024	48,558,207	49,314,304	48,761,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	47,105,771	$52,144	$31,737,843	$(3,294,873)	$(7,336,323)	$25,425,689	$46,584,480
Stock based compensation	—	—	223,047	—	—	—	223,047
Stock issued in settlement of RSUs and accrued bonuses	246,116	247	378,279	—	—	—	378,526
Tax withholdings paid related to stock based compensation	—	—	(242,506)	—	—	—	(242,506)
Foreign currency translation	—	—	—	(5,524)	—	—	(5,524)
Unrealized gains on investments	—	—	—	76,287	—	—	76,287
Net income	—	—	—	—	—	2,589,621	2,589,621
Balance, March 31, 2023	47,351,887	$52,391	$32,096,662	$(3,224,110)	$(7,336,323)	$28,015,310	$49,603,930
Stock based compensation	—	—	360,446	—	$—	—	360,446
Stock issued in exercise of stock options	82,450	$83	$65,252	$—	$—	$—	$65,335
Stock issued in settlement of RSUs	187,296	188	(188)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(7,175)	—	—	—	(7,175)
Treasury stock repurchased	(47,073)	$—	—	—	(57,958)	—	$(57,958)
Foreign currency translation	—	—	—	278,328	—	—	278,328
Unrealized losses on investments	—	—	—	(30,416)	—	—	(30,416)
Net income	—	—	—	—	—	2,857,157	2,857,157
Balance, June 30, 2023	47,574,560	$52,662	$32,514,997	$(2,976,198)	$(7,394,281)	$30,872,467	$53,069,647
Stock based compensation	—	—	294,899	—	—	—	294,899
Stock issued in exercise of stock options	289,803	290	177,521	—	—	—	177,811
Tax withholdings paid related to stock based compensation	—	—	(253,348)	—	—	—	(253,348)
Treasury stock repurchased	(192,643)	—	—	—	(281,356)	—	(281,356)
Foreign currency translation	—	—	—	(301,642)	—	—	(301,642)
Unrealized losses on investments	—	—	—	(71,193)	—	—	(71,193)
Net income	—	—	—	—	—	2,039,390	2,039,390
Balance, September 30, 2023	47,671,720	$52,952	$32,734,069	$(3,349,033)	$(7,675,637)	$32,911,857	$54,674,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983
Stock based compensation	—	—	138,503	—	—	—	138,503
Stock issued in settlement of RSUs and accrued bonuses	139,894	140	212,647	—	—	—	212,787
Tax withholdings paid related to stock based compensation	—	—	(91,098)	—	—	—	(91,098)
Treasury stock repurchased	(509,631)	—	—	—	(622,263)	—	(622,263)
Foreign currency translation	—	—	—	158,359	—	—	158,359
Unrealized losses on investments	—	—	—	(287,126)	—	—	(287,126)
Net income	—	—	—	—	—	627,161	627,161
Balance, March 31, 2022	47,273,496	$51,860	$31,079,446	$(2,229,234)	$(6,729,856)	$22,105,090	$44,277,306
Stock based compensation	—	—	274,390	—	—	—	274,390
Stock issued in exercise of stock options	27,200	28	21,554				21,582
Stock issued in settlement of RSUs	184,047	184	(184)	—	—	—	—
Tax withholdings paid related to stock based compensation			(3,524)				(3,524)
Treasury stock repurchased	(451,590)				(606,467)		(606,467)
Foreign currency translation	—	—	—	(290,292)	—	—	(290,292)
Unrealized losses on investments	—	—	—	(134,662)	—	—	(134,662)
Net income	—	—	—	—	—	284,829	284,829
Balance, June 30, 2022	47,033,153	$52,072	$31,371,682	$(2,654,188)	$(7,336,323)	$22,389,919	$43,823,162
Stock based compensation	—	—	193,056	—	—	—	193,056
Stock issued in exercise of stock options	7,000	7	5,488	—	—	—	5,495
Foreign currency translation	—	—	—	(591,282)	—	—	(591,282)
Unrealized losses on investments	—	—	—	(172,802)	—	—	(172,802)
Net income	—	—	—	—	—	1,210,748	1,210,748
Balance, September 30, 2022	47,040,153	$52,079	$31,570,226	$(3,418,272)	$(7,336,323)	$23,600,667	$44,468,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$7,486,169	$2,122,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	822,204	831,036
Gain on sale of property and equipment	(251,768)	(323,570)
Bad debt expense	420,883	40,948
Stock awards issued for services	878,392	605,955
Changes in operating assets and liabilities:
Accounts receivable	(2,360,696)	(2,620,155)
Income taxes receivable/payable	464,256	1,130,931
Inventories	(3,245,588)	(3,190,546)
Prepaid expenses and other current assets	(437,023)	(1,668,442)
Deferred tax asset/liability	466,398	307,663
Accounts payable and accrued liabilities	(1,574,995)	1,566,810
Net Cash Provided by (Used in) Operating Activities	2,668,232	(1,196,632)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	328,350	549,574
Purchase of investments	(383,520)	(133,371)
Purchase of property and equipment	(974,070)	(370,791)
Net Cash Provided by (Used in) Investing Activities	(1,029,240)	45,412

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(502,307)	(94,802)
Cash received in exercise of stock options	178,195	31,084
Purchase of treasury stock	(339,313)	(1,228,731)
Principal paid toward lease liability	(26,617)	(28,145)
Net Cash Used in Financing Activities	(690,042)	(1,320,594)

Effect of exchange rate changes on cash	5,335	(76,591)

NET CHANGE IN CASH	954,285	(2,548,405)
CASH AT BEGINNING OF PERIOD	7,384,578	8,188,270
CASH AT END OF PERIOD	$8,338,863	$5,639,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$6,227	$2,331
Income taxes	$1,126,750	$21,000
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$378,526	$212,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) which are necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at September 30, 2023 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022 ("Form 10-K").  The results of operations for the three- and nine-month periods ended September 30, 2023 and 2022 are not necessarily indicative of the operating results for the full years. Certain amounts in the accompanying September 30, 2022 condensed consolidated statement of income and comprehensive income (loss) have been reclassified to conform to the September 30, 2023 presentation.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2023	December 31, 2022
Raw materials	$314,390	$166,927
Finished goods	13,661,652	10,452,930
Subtotal	13,976,042	10,619,857
Reserve for obsolescence	(444,390)	(325,877)
Total	$13,531,652	$10,293,980

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2023 and 2022
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	September 30, 2023	December 31, 2022
Prepaid inventory	$1,868,310	$784,420
Accrued receivables	30,478	881,176
Prepaid insurance	446,434	240,785
Interest receivables	63,069	72,761
Tax credits	163	118,035
Other	335,718	217,462
Total	$2,744,172	$2,314,639

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	September 30, 2023	December 31, 2022
Employee-related payables	$2,069,882	$2,404,848
Deferred revenue	593,014	420,827
Inventory-related payables	779,535	285,109
Tax-related payables	28,689	54,762
Warranty liabilities	106,174	74,103
Other	183,596	334,345
Total	$3,760,890	$3,573,994

NOTE 6 – LEASES

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases, and the typical term is between 36 and 60 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for the purpose of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 2.8 years.

The following table shows the components of financing lease cost:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Financing Lease Cost	2023	2022	2023	2022
Amortization of right-of-use assets	$14,332	$7,240	$28,811	$28,308
Interest on lease liabilities	4,438	1,078	6,226	2,331
Total financing lease cost	$18,770	$8,318	$35,037	$30,639

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2023 and 2022
The Company leases one warehouse space with a two-year lease, which is recorded as an operating lease. We consider the remainder of our office space leases to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. Operating lease expense recognized during the three- and nine- months ended September 30, 2023 and September 30, 2022 was $15,081 and $13,356, and $52,285 and $35,263, respectively.

Supplemental operating lease information as of September 30, 2023 is as follows:

Operating right of use assets	$17,372
Current operating lease liabilities	17,372
Long-term operating lease liabilities	—
Weighted-average remaining lease term in years	0.8
Weighted-average discount rate	4.5%

As of September 30, 2023, maturities of lease liabilities are as follows:

Years ending December 31,	Amount
2023	$21,383
2024	68,501
2025	39,542
2026	23,433
2027	6,957
Thereafter	—
Total future minimum lease payments	$159,816
Less: Amount representing interest	20,000
Present value of future payments	$139,816
Current portion	$65,321
Long-term portion	$74,495

NOTE 7 – STOCKHOLDERS' EQUITY

As of September 30, 2023 and December 31, 2022, the Company held 5,277,846 and 5,038,130 shares of its common stock in treasury at a total cost of $7,675,637 and $7,336,323, respectively.

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

As of September 30, 2023, the Company had 785,995 restricted stock units ("RSUs"), 1,057,044 performance-based RSUs, and 228,350 stock options outstanding with $804,632 in remaining compensation expense to be recognized over the next 1.5 years. See further details below about certain subsets of these outstanding equity-based awards.

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
For the Nine Months Ended September 30, 2023 and 2022
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

The incentive compensation amounts earned under the 2023 EIP, if any, will be paid 50% in cash and 50% in shares of restricted stock under the 2023 Plan. In no event shall the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the 2023 Plan. The actual incentive compensation amounts, if any, will be determined by the Compensation Committee upon the completion of fiscal 2023 and paid by March 15, 2024, subject to all applicable tax withholding.

2023 LTIP

The 2023 LTIP consists of total awards of up to 287,076 restricted stock units (“Units”) to Mr. Oviatt, up to 287,076 Units to Mr. Tidball, and up to 50,868 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “Restricted Stock Unit Award Agreements”) to be entered between the Company and each participant. One such agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other such agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2023 LTIP began on January 1, 2023 and terminates on December 31, 2025 (the “Performance Vesting Date”).

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
For the Nine Months Ended September 30, 2023 and 2022

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

The foregoing summary of the 2023 EIP and the Restricted Stock Unit Award Agreements relating to the 2023 LTIP is qualified in its entirety by the text of the 2023 EIP and each of the Restricted Stock Unit Award Agreements, which were filed as exhibits to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2023.

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
For the Nine Months Ended September 30, 2023 and 2022

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

The foregoing summary of the 2022 EIP and the 2022 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2022 EIP and each of the 2022 LTIP Restricted Stock Unit Award Agreements, which were filed as exhibits to the Company's Form 10-Q for the quarter ending March 31, 2022.

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
For the Nine Months Ended September 30, 2023 and 2022

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

Mr. Fugal resigned effective October 31, 2021 from his position as Vice President of Operations to pursue an opportunity as CEO of another company. Accordingly, Mr. Fugal will not receive incentive compensation under the 2021 LTIP, and his unvested RSUs have been forfeited.

The foregoing summary of the 2021 LTIP is qualified in its entirety by the text of each of the 2021 LTIP Restricted Stock Unit Award Agreements, which the Company filed as exhibits to its quarterly report on Form 10-Q for the quarter ended June 30, 2021.

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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of September 30, 2023.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2023 and 2022

Disaggregation of Revenue

We consider all revenue recognized in the income statement to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Electronics	$5,425,343	$4,415,011	$17,041,819	$11,456,616
Manufactured	2,927,612	974,081	9,325,211	1,998,982
Re-Sell	5,617,110	6,506,789	14,834,431	16,179,388
Service	858,871	933,457	2,624,514	2,330,639
Total Revenue	$14,828,936	$12,829,338	$43,825,975	$31,965,625

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended September 30,
	2023			2022
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$2,039,390	47,521,238	$0.04	$1,210,748	47,036,012	$0.03

Effect of Dilutive Securities
Stock options & RSUs	—	1,982,786		—	1,522,195

Diluted EPS
Net income available to common stockholders + assumed conversions	$2,039,390	49,504,024	$0.04	$1,210,748	48,558,207	$0.02

	For the Nine Months Ended September 30,
	2023			2022
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$7,486,169	47,364,445	$0.16	$2,122,738	47,201,611	$0.04

Effect of Dilutive Securities
Stock options & RSUs	—	1,949,859		—	1,559,735

Diluted EPS
Net income available to common stockholders + assumed conversions	$7,486,169	49,314,304	$0.15	$2,122,738	48,761,346	$0.04

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2023 and 2022

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2023 and 2022
NOTE 10 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2023	2022	2023	2022
Canada	$2,252,176	$2,160,495	$6,438,528	$6,044,077
United States	12,576,760	10,668,843	37,387,447	25,921,548
Total Consolidated	$14,828,936	$12,829,338	$43,825,975	$31,965,625

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Income (Loss)	2023	2022	2023	2022
Canada	$(618,848)	$(353,245)	$(1,575,305)	$(1,307,250)
United States	2,658,238	1,563,993	9,061,474	3,429,988
Total Consolidated	$2,039,390	$1,210,748	$7,486,169	$2,122,738

			As of
Long-Lived Assets			September 30, 2023	December 31, 2022
Canada			$4,949,859	$5,067,965
United States			5,836,857	5,476,238
Total Consolidated			$10,786,716	$10,544,203

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three- and nine-month periods ended September 30, 2023 and 2022. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2022.

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

Overview

We are a technology company providing solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances while mitigating potential environmental impacts related to the operation of these devices. Our legacy business is primarily focused in the upstream, midstream, and downstream transmission segments of the oil and gas industry. However, in recent years, we have installed many of our burner-management solutions in other industries that we believe will be applicable as we expand our addressable market over time. We specialize in the engineering and design of burner and combustion management systems and solutions used on a variety of natural and forced draft applications. We sell our products and services primarily throughout North America. Our experienced team of sales and service professionals are strategically positioned across the United States and Canada providing support and service for our products.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total Revenues	$14,828,936	$14,443,577	$14,553,461	$13,971,018	$12,829,338
Gross Profit Percentage	50.4%	51.3%	53.8%	47.0%	47.7%
Operating Expenses	$4,933,481	$4,190,537	$4,527,308	$4,279,751	$4,000,983
Income from Operations	$2,543,603	$3,223,908	$3,305,800	$2,292,914	$2,117,893
Net Income	$2,039,390	$2,857,157	$2,589,621	$1,825,022	$1,210,748
Operating Cash Flow	$885,573	$1,260,879	$521,780	$1,712,709	$(1,818,322)

Revenues for the quarter ended September 30, 2023 increased by 16% or $1,999,598 compared to the quarter ended September 30, 2022, which was driven by ongoing strong customer demand, increases in product sales prices and supply chain improvements related to Profire burner-management systems and components. The third quarter of 2023 weekly average rig count for North America was 817 compared to 942 in the same period of last year. Strong oil and natural gas prices have contributed to ongoing investments in new technology by exploration and production operators over the past year. Overall customer demand remained steady during the quarter ended September 30, 2023, in response to these industry trends.

Revenues for the quarter ended September 30, 2023 increased by 3% or $385,359 compared to the quarter ended June 30, 2023, driven by continued strong customer demand. The third quarter of 2023 weekly average rig count for North America was flat with the prior quarter.

Our gross profit margin for the third quarter of 2023 was up 2.7% from the same quarter of last year and down 0.9% from quarter ended June 30, 2023. The gross margin percentage was impacted by normal fluctuations in product, service and customer mix.

Operating expenses for the quarter ended September 30, 2023 increased $932,498 from the same quarter of last year, due primarily to increases in headcount, cost inflation across the business and the recognition of 50% of the employee retention tax credit (ERC) that the Company applied for in September 2022. The ERC was available to the Company through the CARES Act and benefited the prior year quarter as a reduction in payroll tax expense of $760,000. Operating expenses for the quarter ended September 30, 2023 increased $742,944 from the prior quarter ended June 30, 2023 as the Company received the ERC payment and recognized the remaining 50% reduction in payroll tax in the quarter ended June 30, 2023.

Due to the factors discussed above, we reported income from operations of $2,543,603 for the quarter ended September 30, 2023 compared to income from operations of $2,117,893 for the same quarter in 2022 and income from operations of $3,223,908 in the quarter ended June 30, 2023. The higher operating margins in the quarters ended June 30, 2023 and September 30, 2022 included the benefit of the ERC as discussed above.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $2,039,390 for the quarter ended September 30, 2023 compared to net income of $1,210,748 for the same quarter in 2022 and net income of $2,857,157 in the quarter ended June 30, 2023.

The Company achieved operating cash generation of $885,573 during the quarter ended September 30, 2023 compared to operating cash out flows of $1,818,322 during the same quarter of 2022 and operating cash inflows of $1,260,879 in the quarter ended June 30, 2023. The fluctuations in operating cash flows are due primarily to the changes in net income and working capital balances.

Comparison of the nine months ended September 30, 2023 and 2022

The table below presents certain financial data comparing the nine months ended September 30, 2023 to the same period ended September 30, 2022:

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Total Revenues	$43,825,975	$31,965,625	$11,860,350	37.1%
Gross Profit Percentage	51.9%	47.2%		4.7%
Operating Expenses	$13,651,321	$12,177,030	$1,474,291	12.1%
Income from Operations	$9,073,317	$2,901,695	$6,171,622	212.7%
Net Income	$7,486,169	$2,122,738	$5,363,431	252.7%
Operating Cash Flow	$2,668,232	$(1,196,632)	$3,864,864	323.0%

Revenues during the nine-month period ended September 30, 2023, increased 37.1% compared to the same period of last year. The increase in revenue was driven by strong customer demand, increases in product sales prices and improvements in Profire burner-management system availability due to the improving supply chain environment. For the nine months ended September 30, 2023, the weekly average rig count for North America was 870 compared to 859 in the same period of last year. Oil and natural gas prices remain strong and have contributed to ongoing investments in new technology by exploration and production operators over the past year. Overall customer demand increased during the period ended September 30, 2023, in response to these industry trends.

Our gross profit percentage increased by 4.7% during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to changes in product mix, inventory adjustments and the fixed cost coverage from a higher revenue base.

Operating expenses increased 12.1% due to increases in headcount and general cost inflation between the two periods.

Due to the increase in revenue and gross margin, which exceeded the increase in operating expenses, we recognized net income of $7,486,169 for the nine months ended September 30, 2023 compared to net income of $2,122,738 for the same period in 2022.

The Company generated operating cash flows of $2,668,232 during the nine-month period ended September 30, 2023 compared to the use of $1,196,632 in operating cash flows during the nine-month period ended September 30, 2022 due to the changes in net income and working capital balances.

Liquidity and Capital Resources

Working capital at September 30, 2023 was $34,973,679 compared to $25,245,311 at December 31, 2022.

Our liquidity position is impacted by operating, investing and financing activities. During the nine months ended September 30, 2023, we generated $2,668,232 of cash from operating activities, primarily due to an increase in net income which offset an increase in accounts receivable and inventory as well as a decrease in accounts payable and accrued liabilities. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the nine months ended September 30, 2023, we used $1,029,240 of cash from investing activities to purchase investments, property, and equipment. Investing activity trends consist of changes in the mix of our investment portfolio, purchases or sales of fixed assets, and acquisition activities. During the nine months ended September 30, 2023, we used $690,042 of cash in financing activities, primarily related to the purchase of treasury stock and taxes paid on employee stock award settlements during the quarter. Financing activity trends consist of transactions related to equity awards and purchases of treasury stock pursuant to our share repurchase program. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of September 30, 2023, we held $17,354,606 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth additional information regarding our share repurchases during the three months ended September 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July	67,709	$1.35	67,709	$1,850,658
August	124,934	$1.52	124,934	$1,660,694
September	—	$—	—	$1,660,694
Total	192,643		192,643

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

PROFIRE ENERGY, INC.

Date:	November 8, 2023	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	November 8, 2023	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer