Form 10-K
period 2023-12-31
PROFIRE ENERGY INC
filed 2024-03-13
CIK 1289636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __December 31, 2023___
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our common stock was last sold as of the last business day of our most recently completed second fiscal quarter was approximately $44,177,313.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PFIE	NASDAQ

As of March 12, 2024, the registrant had 53,337,589 shares of common stock, par value $0.001, issued and 47,094,226 shares outstanding.

Documents Incorporated by Reference:  Portions of the Profire Energy, Inc. Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on beliefs and assumptions of Company management ("Management") and on information currently available to Management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Without limiting the foregoing, words such as “may,” “should,” “expect,” “project,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “budget,” “forecast,” “predict,” “potential,” “continue,” “should,” “could,” “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the oil and gas industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities;  delays, reductions, or cancellations of our contracts with customers, suppliers or other parties; sufficiency of working capital, capital resources and liquidity; conflicts of interest between our significant investors and our other stakeholders; volatility of our operating results and share price and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission").  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A. Risk Factors, included elsewhere in this report.

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

PART I

Item 1. Business

Overview

We are a technology company providing solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances while mitigating potential environmental impacts related to the operation of these devices. Our legacy business is primarily focused in the upstream, midstream, and downstream transmission segments of the oil and gas industry. However, in recent years, we have completed many installations of our burner-management solutions in other industries for which we believe our solutions will be applicable as we expand our addressable market over time. We specialize in the engineering and design of burner and combustion management systems and solutions used on a variety of natural and forced draft applications. We sell our products and services primarily throughout North America. Our experienced team of sales and service professionals are strategically positioned across the United States and Canada, providing support and service for our products.

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

Our systems and solutions have been widely adopted by exploration and production companies (E&P), midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include, Antero, ATCO, Chesapeake, Chevron, CNRL, ConocoPhillips, Devon Energy, Dominion Energy, EQT, Kinder Morgan, National Grid, Ovintiv, Oxy, Range Resources, Williams, XTO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in developing sales in diversified industries where our combustion technology can be utilized.

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

Proper burner and combustion management control, coupled with peripheral solutions, increase site and location safety while reducing emissions. Profire's technology and solutions are integrated into a variety of applications to significantly reduce the release of methane and volatile organic compounds into the environment.

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

Competition

Profire has several competitors including Clear Rush (ACL), Combustex, SureFire, and Platinum. These companies offer similar products and services to Profire, but at a smaller scale. While price is a significant method of competition within the oil and gas industry, we believe the most important competitive factors are performance, quality, reliability, durability, product support and service expertise. We believe this quality-focused approach will enable us to remain competitive.

Through our development of products with enhanced capabilities, we have begun to compete with companies such as Honeywell Thermal, Emerson, Fireye, and Siemens in connection with larger, more complex combustion applications. As we continue to expand further into downstream oil and gas applications and outside of traditional oil and gas markets, we expect this competition to intensify.

Sources and Availability of Raw Materials

We operate under release date purchase orders with the majority of our suppliers, including our international-based supply chain. This allows our procurement team to work closely with our suppliers to navigate market fluctuations and the changing needs of our customers. In the past, we have not experienced any sudden or dramatic increase in the prices of the major parts or components needed for our systems. However, as industry activity levels fluctuate and global economic pressures change, we have experienced upward pressure on the prices of system components, which may persist for some time.

Some of the components that we resell, such as some of our valve products, are available from a limited number of suppliers. If our access to such products becomes constricted, we could experience a material adverse impact on our results of operations or financial condition. Many of the component parts we use are relatively low-priced and historically have been readily available through multiple suppliers and manufacturers; however, we have seen dramatic increases in the price as well as decreases in the supply of some of these components. The persistence of these pressures could have a material adverse effect on our results of operations or financial condition. We have been proactively working with additional contract manufacturers and vendors to reduce these supply chain risks and have been combating the cost increases with increased prices on the products we sell to our customers.

We utilize third-party contract manufacturers, to assemble our burner-management system controllers, along with other proprietary products. We believe this has provided us with improved manufacturing efficiency. Additionally, the use of third-party fabricators enables us to concentrate our capital on liquidity maintenance, research and development projects, and other strategies that align with our core competencies instead of investments in manufacturing equipment. Under the direction of our product engineers, the manufacturers are able to procure all electronic parts, specialty cases and components, and from those components assemble the complete system. Using specialty equipment and processes provided by us, our control systems are tested on-site by the manufacturer, and if the finished product is acceptable, it is shipped to us for distribution. We subsequently perform our own quality-control testing and ensure the programming for each system is ready for the anticipated environment of the customer. Shipments to us from our manufacturers are usually limited to a few hundred units at a time, so that in the event any one shipment is lost or damaged, inventory levels are not seriously impacted. The entire manufacturing process is typically completed within 90 to 120 days of the manufacturer receiving our purchase order and having all the necessary components on hand. Due to global supply chain challenges over the past several years, we have experienced significant increases to some of the long lead time components used in our systems.

Our burner-management system contract manufacturers are located in Alberta, Canada.

We believe we have adequate alternative manufacturing sources available if we lose the services of our current manufacturers. While such a loss might result in a temporary short-term disruption, we do not expect it would result in a materially adverse impact on our ability to meet demand for our products or results of operations, financial condition, and cash flows for a significant period of time. We periodically evaluate alternative manufacturing options to ensure our current fabricators are competitive in price, manufacturing quality and fulfillment speed, and to ensure we have the ability to scale our production levels based on customer demand and market conditions.

Dependence upon Major Customers

During the fiscal years ended December 31, 2023 and December 31, 2022, no single customer accounted for more than 10% of our total revenues. Nonetheless, the loss of a major customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Patents, Trademarks and Other Intellectual Property

We have filed or acquired several patent applications for various product innovations. We intend to continue to assess the strategic and financial value of each potential patent as we develop various intellectual properties.

While our patents and patent applications as a group are important, we do not consider any patent or application to be of such importance that the loss or expiration thereof would have a material adverse effect on our business.

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

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved products and systems. During the fiscal years ended December 31, 2023 and December 31, 2022, we spent $917,123 and $1,051,858, respectively, on research and development programs.

Cost and Effects of Compliance with Federal, State and Local Environmental Laws

Our business is affected by local, provincial, state, federal and foreign laws and other regulations relating to the gas and electric safety standards and codes presently existing in the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection.

During the fiscal years ended December 31, 2023 and December 31, 2022, respectively, we did not incur material direct costs to comply with applicable environmental laws. There can be no assurance, however, that this will continue to be the case in the future as environmental laws and regulations relating to the oil and natural gas industry are routinely subject to change.

Corporate Structure

We were incorporated on May 5, 2003 in the State of Nevada. We have four wholly-owned subsidiaries: Profire Combustion, Inc., an Alberta, Canada corporation; Prochem, ULC, an Alberta, Canada unlimited liability corporation; Profire Holdings, LLC, a Utah limited liability company; and Midflow Services, an Ohio limited liability company.

Employees

As of December 31, 2023, we had a total of 123 employees, 118 of whom were full-time employees.

Executive Officers of the Registrant

Name	Age	Positions Held
Brenton W. Hatch	73	Chairman of the Board (July 2022 to present)
		Special Advisor & Chairman (July 2021 to June 2022)
		Executive Chairman (Jul 2020 to Jun 2021)
Ryan Oviatt	50	Co-Chief Executive Officer and Co-President (2020 to present)
		Chief Financial Officer (2015 to present)
Cameron Tidball	47	Co-Chief Executive Officer and Co-President (2020 to present)
		Chief Business Development Officer (2018-2020)
		Vice President of Sales & Marketing (2012-2017)
Patrick Fisher	46	Vice President of Product Development (2019 to present)

 Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.profireenergy.com as soon as reasonably practicable after we file such information electronically with, or furnish it to, the SEC.

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

Epidemics, pandemics or other similar outbreaks could hurt our business and financial condition.

The outbreak of epidemics, pandemics or other similar outbreaks in the future may adversely affect our operations. This may be due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our products and services, credit losses when customers and other counterparties fail to satisfy their obligations to us, and volatility in global equity securities markets, among other factors. We share most of these risks with all businesses.

Changes in the level of capital-spending by our customers could materially and adversely impact our business and financial condition.

Our principal customers are oil and natural gas exploration and production companies that operate in the upstream and midstream space and the original equipment manufacturers, or OEMs, that supply the exploration and production companies with the required production and processing equipment. Thus, the results of our operations and financial condition depend on the level of capital spending by our customers. The energy industry's level of capital spending is significantly influenced by the prevailing commodity prices of natural gas and crude oil because the amount of crude oil and natural gas that our customers can economically produce also depends on the prevailing prices for those commodities. Volatility in commodity prices may make our customers reluctant to invest in the oil and gas industry where our products would be used.  Although our products may enhance the operational efficiency of producing wells, other operational decisions and behaviors by producers could lead to reductions or delays in the capital spending of our customers and therefore reduce the demand for our products and services, which could materially and adversely impact our results of operations, financial condition and cash flow.

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

The anticipated benefits of acquisitions may not be realized, if at all, and we may incur significant time and costs beyond those anticipated with the integration of new acquisitions to the existing business. If we are unable to accomplish the integration and management of the combined business successfully or achieve a substantial portion of the anticipated benefits of these acquisitions within the time frames anticipated by Management, it could have a material adverse effect on our business and financial condition.

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

Our international business development initiatives subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

Our international business development initiatives involve additional risks not associated with our domestic operations.  We intend to continue our expansion into international oil and gas producing areas. The effects of operating internationally from the risks we describe will not be the same in all countries and jurisdictions. Risks associated with our efforts outside of the United States include risks of:

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

We invest in industry standard security technology to protect our data and business processes against risk of data security breach and cyber-attack. Our data security management program includes identity, trust, vulnerability, and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods and remediate significant findings. Additionally, we require our major technology suppliers and any outsourced services to maintain and comply with accepted security certification standards.

While we believe that our security technology and processes provide adequate measures of protection against security breaches and reduce cybersecurity risks, disruptions in, or failures of, information technology systems have occurred from time to time and may occur in the future and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our business, our employees, and those with whom we do business.

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

As of December 31, 2023, our executive officers, directors, and certain beneficial owners owned approximately 25% of our common stock. As a result, our insiders have sufficient voting power to significantly influence the outcome of many matters requiring stockholder approval. These matters may include:
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

As part of our growth strategy, we may desire to raise capital, issue stock to employees pursuant to our 2023 Equity Incentive Plan or utilize our common stock to effect strategic business transactions. If we issue equity securities in connection with any of these actions, such issuance will result in dilution to our existing stockholders.

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal control over financial reporting and to disclose any changes in internal control over financial reporting. In Item 9A of this report, we disclose that with respect to the standards of Section 404 of the Sarbanes-Oxley Act of 2002, the internal controls-standard to which we are subject, we concluded that our internal control over financial reporting was effective as of December 31, 2023. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we concluded that our internal controls over financial reporting were effective as of December 31, 2023, we cannot be certain that our internal control practices will ensure that we will have or maintain adequate internal control over our financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of cybersecurity in safeguarding sensitive customer and employee information, protecting our stakeholders, and maintaining customer trust. Our approach to identifying and managing cybersecurity risks includes performing periodic risk assessments, implementing and overseeing governance and policies, maintaining an incident response plan, ongoing training and awareness programs, evaluating the control environments of third-party IT vendors, and a goal of continuous improvement. Cybersecurity is an important and integrated part of our enterprise risk management process that identifies, monitors, and mitigates business, operational and legal risks by involving employees, executive leaders, board members and third parties as necessary.

We understand the importance of educating our employees about cybersecurity risks, and, over the past several years have implemented awareness and training programs for employees with a goal of continually increasing employee education on the risks and threats of cybersecurity. This initiative aims to foster a culture of cybersecurity awareness and empower our employees to be vigilant in identifying and assisting with the mitigation of potential threats.

In addition, we maintain a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred; however, the costs related to cybersecurity threats or disruptions may not be fully insured.

Governance

The Chief Financial Officer and IT Manager comprise our cybersecurity team. This team is responsible for assessing and managing our cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public and/or private sources, including external consultants.

The Audit Committee of the Board of Directors oversees the Company’s cybersecurity program and the steps taken by management to monitor, identify, and mitigate cybersecurity risks. The cybersecurity team briefs the Audit Committee on the effectiveness of the Company’s cyber risk management program, typically on a quarterly basis.

Our goal is for continuous improvement in our cybersecurity program. We regularly monitor, evaluate, and aim to enhance our capabilities, experience, and expertise through investments in technology, infrastructure, personnel, and the use of outside consultants. Our objective is to try to stay ahead of emerging threats and maintain the highest level of cybersecurity resilience.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations or cash flows, but the scope and impact of any future incident cannot be predicted. See “Risk Factors – Risks Relating to Our Business – Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.”

Item 2. Properties

The following table lists the location and description of each of our facilities, the current lease expiration date (when applicable), and the facility's principal use, and approximate square footage:

Location	Lease Expiration	Use	Square Footage
Lindon, Utah	Owned	Corporate HQ & Warehouse Assembly	50,500
Acheson, Alberta	Owned	Office & Warehouse Assembly	25,500
Odessa, Texas	November 30, 2027	Office & Warehouse Assembly	6,300
Victoria, Texas	July 31, 2024	Office & Warehouse Assembly	3,250
Homer City, Pennsylvania	May 20, 2024	Office & Warehouse Storage	2,100
Millersburg, Ohio	Month-to-Month	Office & Warehouse Assembly	1,600

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of December 31, 2023, Management is not aware of any pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject that we believe could have a material impact on our operations or financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Registrant's Common Equity and Holders

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "PFIE." As of March 12, 2024, there were approximately 75 shareholders of record for our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, registered clearing houses or agencies, banks, or other fiduciaries.

Dividends

The Company has not declared or paid any dividends in the past two years and does not intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below displays information relating to equity compensation:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,878,266	$1.10	5,313,848
Equity compensation plans not approved by security holders	—	—	—
Total	1,878,266	$1.10	5,313,848

Issuer Purchases of Equity Securities

Pursuant to the board of directors' approval of a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through April 30, 2024, the Company entered into a 10b5-1 Plan in May 2023. After an initial 30-day cooling off period, the Company began purchasing shares of common stock pursuant to the terms of the 10b5-1 Plan in June 2023. As of December 31, 2023, the Company had spent the full allotment under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
June	47,073	$1.23	47,073	$1,941,580
July	83,034	$1.33	83,034	$1,828,196
August	109,609	$1.58	109,609	$1,658,297
September	—	$—	—	$1,658,297
October	33,417	$1.80	33,417	$1,597,919
November	550,292	$1.79	550,292	$603,751
December	381,808	$1.58	381,808	$—
Total	1,205,233		1,205,233

Item 6. Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this annual report on Form 10-K.

Results of Operations

Revenues, Cost of Goods Sold, and Gross Profit

The table below presents information regarding revenues, cost of goods sold, and gross profit.

	For the Year Ended December 31, 2023	% of Revenue	For the Year Ended December 31, 2022	% of Revenue	$ Change	% Change
Total Revenues	58,208,060	100%	45,936,643	100%	$12,271,417	27%
Total Cost of Goods Sold	27,676,042	48%	24,285,253	53%	$3,390,789	14%
Gross Profit	30,532,018	52%	21,651,390	47%	$8,880,628	41%

Total revenues increased by 27%, which was primarily driven by improved customer demand, increases in product sales prices and supply chain improvements for our burner-management systems and components, and progress in our revenue diversification efforts, despite a significant decrease in oil prices and rig counts and resulting completion activity. The average oil price in 2023 was $77.58 per barrel compared to $94.90 per barrel in 2022, representing a decrease of 18%. The 2023 weekly average of the onshore rig count for North America was 848, down 4% from a weekly average of 885 rigs in 2022. The average Henry Hub natural gas price decreased by 61% during this same time period. Customer demand increased during 2023, despite these industry trends. Revenues in 2023 benefited from strong, ongoing progress in our strategic growth and diversification initiatives that are targeted at expansion into new industries and new areas within the oil and gas industry.

Total cost of goods sold ("COGS") increased, in large part, due to the increase in revenues. As a percentage of revenue, COGS decreased during 2023 due to changes in product mix and product-related services as well as due to the fixed cost leverage provided by higher revenues. With our current operating cost structure, we have been able to grow revenue faster than the fixed costs of operating our business. Despite this, we continue to experience inflationary pressures for both direct and indirect costs. We continue to work with our suppliers in an effort to control our inventory costs and limit impacts of inflation. As a result of these changes, total gross profit increased by $8,880,628 during 2023 compared to 2022 and increased as a percentage of total revenue.

Operating Expenses

The table below presents information on operating expenses:

	For the Year Ended December 31, 2023	% of Revenue	For the Year Ended December 31, 2022	% of Revenue	$ Change	% Change
General and administrative expenses	17,184,917	30%	14,776,905	32%	$2,408,012	16%
Research and development	917,123	2%	1,051,858	2%	$(134,735)	(13)%
Depreciation and amortization expense (inclusive of amounts in COGS)	1,108,962	2%	1,101,044	2%	$7,918	1%

General and administrative expenses increased by $2,408,012 or 16% during 2023 compared to 2022 but decreased as a percentage of revenue because the growth rate of fixed costs was lower than the growth rate of revenues during the period. The increase in 2023 was driven primarily by growth in overall business activity, by inflationary pressures on employee costs and ongoing supply chain challenges.

Research and development expenses decreased by $134,735 or 13% during 2023 compared to 2022 and decreased slightly as a percentage of revenue. These decreases were largely a result of employee wage subsidies received from the Canadian government. We continue to prioritize research and development projects to ensure that we remain a leader in technology and automation in the industries we serve. We intend to continue our research and development efforts during 2024 in order to further diversify and enhance our product offerings.

Depreciation and amortization expense (inclusive of amounts in COGS) increased slightly by $7,918 or 1% in 2023 compared to 2022.

Liquidity and Capital Resources

Management is committed to maintaining strong liquidity in an effort to be conservative and able to respond quickly to changes in industry or economic conditions. The Company currently has no long-term debt and does not have any immediate plans that would require long-term financing. While management believes sources of financing are available if needed, we cannot be certain that financing would be available to us on favorable terms, or at all. We currently do not expect any material changes to our capital resource mix during the next year.

The table below presents information on cash and investments:

	December 31, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	10,767,519	7,384,578	$3,382,941	46%
Short-term investments	2,799,539	1,154,284	$1,645,255	143%
Long-term investments	6,425,582	7,503,419	$(1,077,837)	(14)%
Total	19,992,640	16,042,281	3,950,359	25%

The Company invests its available cash in investment grade securities. All of the investments either mature within one year or historically can be sold quickly in response to liquidity needs, if necessary.

The table below presents information regarding cash flows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	$ Change	% Change
Net Cash Provided by Operating Activities	$7,064,050	$516,077	$6,547,973	1269%
Net Cash Provided by (Used in) Investing Activities	$(1,266,492)	$10,657	$(1,277,149)	(11984)%
Net Cash Used in Financing Activities	$(2,454,519)	$(1,375,011)	$(1,079,508)	79%
Effect of exchange rate on Cash	$39,902	$44,585	$(4,683)	(11)%
Net Increase (Decrease) in Cash	$3,382,941	$(803,692)	$4,186,633	521%

Our liquidity position is impacted by operating, investing and financing activities. During the year ended December 31, 2023, we generated $7,064,050 of positive cash flow from operating activities. Most of this was generated through cash operating activities, excluding non-cash expenses, which was partially offset by various movements in working capital items that resulted in a sizable increase in net working capital during the year. The primary drivers of the working capital change were increases in accounts receivable and inventory which were both due to increased revenues and customer demand. During the year ended December 31, 2023, we used $1,266,492 of cash in investing activities, primarily due to net purchases of property and equipment and changes in the mix of our financial investment portfolio. During the year ended December 31, 2023, we used $2,454,519 of cash in financing activities, primarily related to the purchase of treasury stock. Financing activity trends consist of transactions related to equity awards and purchases or sales of treasury stock.

We may use our liquidity to fund support of our research and development efforts, share repurchase programs, the funding of key projects and spending required by any upturn in the Company’s business and the pursuit of possible acquisitions. The pursuit of possible acquisitions may require a capital raise through the capital markets or for us to incur debt in order to successfully execute any potential acquisition.

The global COVID-19 pandemic significantly impacted our business in 2020 and subsequent periods through early 2022. Even though the world has largely recovered from the primary effects of this pandemic, the future outbreak of any similar global pandemic and its effect on our liquidity position will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

As of December 31, 2023, we hold $19,992,640 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Profire Energy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Profire Energy, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT
March 13, 2024

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of
ASSETS	December 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$10,767,519	$7,384,578
Short-term investments (note 2)	2,799,539	1,154,284
Accounts receivable, net	14,013,740	10,886,145
Inventories, net (note 3)	14,059,656	10,293,980
Prepaid expenses and other current assets (note 4)	2,832,262	2,314,639
Total Current Assets	44,472,716	32,033,626

LONG-TERM ASSETS
Net deferred tax asset	496,785	—
Long-term investments (note 2)	6,425,582	7,503,419
Lease right-of-use asset (note 8)	432,907	120,239
Property and equipment, net (note 5)	10,782,372	10,423,964
Intangible assets, net (note 6)	1,104,102	1,268,907
Goodwill (note 6)	2,579,381	2,579,381
Total Long-Term Assets	21,821,129	21,895,910
TOTAL ASSETS	$66,293,845	$53,929,536

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,699,556	$2,955,506
Accrued liabilities (note 7)	4,541,820	3,573,994
Current lease liability (note 8)	130,184	53,646
Income taxes payable	1,723,910	205,169
Total Current Liabilities	9,095,470	6,788,315
LONG-TERM LIABILITIES
Net deferred income tax liability	52,621	488,858
Long-term lease liability (note 8)	307,528	67,883
TOTAL LIABILITIES	9,455,619	7,345,056

STOCKHOLDERS' EQUITY (note 9)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 53,047,231 issued and 46,803,868 outstanding at December 31, 2023, and 52,143,901 issued and 47,105,771 outstanding at December 31, 2022	53,048	52,144
Treasury stock, at cost	(9,324,272)	(7,336,323)
Additional paid-in capital	32,751,749	31,737,843
Accumulated other comprehensive loss	(2,844,702)	(3,294,873)
Retained earnings	36,202,403	25,425,689
TOTAL STOCKHOLDERS' EQUITY	56,838,226	46,584,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,293,845	$53,929,536
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
		For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
			(See note 1)
REVENUES (note 10)
Sales of goods, net		$54,284,295	$42,318,263
Sales of services, net		3,923,765	3,618,380
Total Revenues		58,208,060	45,936,643

COST OF SALES
Cost of goods sold-product		24,528,345	21,425,176
Cost of goods sold-services		3,147,697	2,860,077
Total Cost of Goods Sold		27,676,042	24,285,253

GROSS PROFIT		30,532,018	21,651,390

OPERATING EXPENSES
General and administrative		17,184,917	14,776,905
Research and development		917,123	1,051,858
Depreciation and amortization		575,878	628,019
Total Operating Expenses		18,677,918	16,456,782

INCOME FROM OPERATIONS		11,854,100	5,194,608

OTHER INCOME (EXPENSE)
Gain on sale of property and equipment		268,817	318,075
Other income (expense)		(57,088)	14,383
Interest income		390,031	177,125
Interest expense	Interest expense	(9,449)	(18,009)
Total Other Income		592,311	491,574

INCOME BEFORE INCOME TAXES		12,446,411	5,686,182

INCOME TAX EXPENSE (note 12)		(1,669,697)	(1,738,422)

NET INCOME		$10,776,714	$3,947,760

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		$275,810	$(670,167)
Unrealized gains (losses) on investments		174,361	(524,239)
Total Other Comprehensive Income (Loss)		450,171	(1,194,406)

COMPREHENSIVE INCOME		$11,226,885	$2,753,354

BASIC EARNINGS PER SHARE (note 13)		$0.23	$0.08
FULLY DILUTED EARNINGS PER SHARE (note 13)		$0.22	$0.08
BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING		47,355,978	47,161,101
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING		49,127,558	48,447,342
The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	47,643,233	$51,720	$30,819,394	$(2,100,467)	$(6,107,593)	$21,477,929	$44,140,983
Stock based compensation	—	—	814,769	—	—	—	814,769
Stock issued in exercise of stock options	38,200	38	34,361	—	—	—	34,399
Stock issued in settlement of RSUs and accrued bonuses	385,559	386	212,402	—	—	—	212,788
Tax withholdings paid related to stock based compensation	—	—	(143,083)	—	—	—	(143,083)
Treasury stock repurchased	(961,221)	—	—	—	(1,228,730)	—	(1,228,730)
Foreign currency translation	—	—	—	(670,167)	—	—	(670,167)
Unrealized losses on investments	—	—	—	(524,239)	—	—	(524,239)
Net Income For the Year Ended December 31, 2022	—	—	—	—	—	3,947,760	3,947,760
Balance, December 31, 2022	47,105,771	$52,144	$31,737,843	$(3,294,873)	$(7,336,323)	$25,425,689	$46,584,480

Stock based compensation	—	—	1,043,740	—	—	—	1,043,740
Stock issued in exercise of stock options	377,854	378	249,653	—	—	—	250,031
Stock issued in settlement of RSUs and accrued bonuses	525,476	526	378,000	—	—	—	378,526
Tax withholdings paid related to stock based compensation	—	—	(657,487)	—	—	—	(657,487)
Treasury stock repurchased	(1,205,233)	—	—	—	(1,987,949)	—	(1,987,949)
Foreign currency translation	—	—	—	275,810	—	—	275,810
Unrealized gains on investments	—	—	—	174,361	—	—	174,361
Net Income For the Year Ended December 31, 2023	—	—	—	—	—	10,776,714	10,776,714
Balance, December 31, 2023	46,803,868	$53,048	$32,751,749	$(2,844,702)	$(9,324,272)	$36,202,403	$56,838,226

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
OPERATING ACTIVITIES
Net income	$10,776,714	$3,947,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,108,962	1,101,044
Gain on sale of property and equipment	(268,817)	(318,075)
Bad debt expense	488,420	77,704
Stock awards issued for services	1,043,740	814,769
Changes in operating assets and liabilities:
Accounts receivable	(3,128,051)	(4,745,871)
Income taxes receivable/payable	1,515,843	765,650
Inventories	(3,712,212)	(3,240,049)
Prepaid expenses and other current assets	(480,308)	(1,337,076)
Deferred tax asset/liability	(933,969)	512,274
Accounts payable and accrued liabilities	653,728	2,937,947
Net Cash Provided by Operating Activities	7,064,050	516,077

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	354,840	520,068
Sale (purchase) of investments	(393,057)	91,601
Purchase of property and equipment	(1,228,275)	(601,012)
Net Cash Provided by (Used in) Investing Activities	(1,266,492)	10,657

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(605,996)	(145,930)
Cash received in exercise of stock options	177,281	33,863
Purchase of treasury stock	(1,987,949)	(1,228,730)
Principal paid towards lease liability	(37,855)	(34,214)
Net Cash Used in Financing Activities	(2,454,519)	(1,375,011)

Effect of exchange rate changes on cash	39,902	44,585

NET INCREASE (DECREASE) IN CASH	3,382,941	(803,692)
CASH AT BEGINNING OF PERIOD	7,384,578	8,188,270

CASH AT END OF PERIOD	$10,767,519	$7,384,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$9,450	$17,726
Income taxes	$1,155,682	$847,712
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in settlement of accrued bonuses	$378,526	$212,788

The accompanying notes are an integral part of these consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of Profire Energy, Inc. and its subsidiaries (the "Company") is presented to assist in understanding the Company's consolidated financial statements. The Company's accounting policies conform to accounting principles generally accepted in the United States of America ("US GAAP").

The Company specializes in the engineering and design of burner-management systems and solutions used on a variety of oilfield and other industrial natural-draft and forced-air combustion applications. We sell our products and services primarily throughout North America and Canada.

Principles of Consolidation

The consolidated financial statements include our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain amounts in the accompanying December 31, 2022 consolidated statements of operations and comprehensive income and footnotes have been reclassified to conform to the December 31, 2023 presentation.

Recent Accounting Pronouncements

Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments The update adds a new impairment model, known as the current expected credit loss ("CECL") model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses at the initial recognition of an in-scope financial instrument. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. Since the Company is a smaller reporting company, as defined by the U.S. Securities and Exchange Commission (the "SEC"), the new guidance became effective on January 1, 2023. The Company adopted ASU 2016-13 effective January 1, 2023, but the adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements. See NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Accounts Receivable.

Accounting Standards Update No. 2023-07 —Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures The update is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. We expect to adopt the new disclosures as required for the year ended December 31, 2024. We are currently evaluating the impact on the related disclosures.

Accounting Standards Update No. 2023-09 —Income Taxes (Topic 740): Improvements to Income Tax Disclosures The update requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the effect that adoption of ASU 2023-09 will have on our disclosures.

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
December 31, 2023 and December 31, 2022
date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency and Comprehensive Income

The functional currencies of the Company and its subsidiaries in the United States and Canada are the U.S. Dollar ("USD") and the Canadian Dollar ("CAD"), respectively. The financial statements of the subsidiary Profire Combustion, Inc. were translated to USD using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 0.7547 and 0.7370 were used to convert the Company's December 31, 2023 and December 31, 2022 balance sheets, respectively, and the statements of operations used weighted average rates of 0.7411 and 0.7679 for the years ended December 31, 2023 and December 31, 2022, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Consolidated Statement of Income and Comprehensive Income (Loss), and the Consolidated Statements of Stockholders' Equity.

In addition to foreign currency translation gains and losses, the Company recognizes unrealized holding gains and losses on available-for-sale securities as part of comprehensive income, as discussed in the investments policy below.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Certificates of deposit held for investment that are not debt securities are included in "Short-term investments." Certificates of deposit with remaining maturities greater than one year are classified as "Long-term investments." Our cash and cash equivalents held in FDIC insured institutions can exceed the federally insured limit periodically and at the end of reporting periods. Our balances exceeded federally insured amounts by $8,376,661 and $5,328,825 as of December 31, 2023 and December 31, 2022, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based on past collectability and customer relationships. The Company recorded an allowance for doubtful accounts of $365,394 and $220,745 as of December 31, 2023 and December 31, 2022, respectively. Uncollectible accounts are written off after all collection efforts have been exhausted and Credit Committee approval is granted. Bad debt expense recognized was $488,420 and $77,704 for the years ended December 31, 2023 and December 31, 2022, respectively.

Inventories

The Company's inventories are valued at the lower of cost (the purchase price, including additional fees) or market. Inventory costs are determined based on the average cost basis. A reserve for slow-moving and potentially obsolete inventories is recorded as of each balance sheet date and total inventories are presented net of that reserve.

Investments

Investments consist of available-for-sale debt securities and mutual funds invested in debt securities that the Company carries at fair value. Securities with original maturities of greater than three months at the date of purchase are classified as investments. Of these, bonds with maturities of less than one year, and mutual funds expected to be liquidated within one year from the balance sheet date, are classified as Short-Term Investments. Bonds with maturities of greater than one year or mutual funds not expected to be liquidated within one year as of the balance sheet date are classified as Long-Term Investments.

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
December 31, 2023 and December 31, 2022
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

Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of ASC 350, "Intangibles—Goodwill and Other." Under such guidance, other intangible assets with definite lives are amortized over their estimated useful lives and tested annually for impairment when indicators of impairment exist or more frequently as circumstances warrant. Intangible assets with indefinite lives are tested annually for impairment.

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

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses and recognizes the expense when incurred. The Company incurred advertising costs of $163,669 and $59,792 during the years ended December 31, 2023 and December 31, 2022, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, "Share-Based Payments," which requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values and is recognized over the requisite service period, which is generally the service period. The Company uses the Black-Scholes pricing model for determining the fair value of stock options. The intrinsic value method is used to value restricted stock and restricted stock units. The Company has elected to recognize forfeitures as they occur.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company's four largest customers represented approximately 16% and 11% of total sales during the years ended December 31, 2023 and December 31, 2022, respectively.

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

Defined Contribution Retirement Plan

The Company matches employee contributions to our 401(k) plan up to 4% of their annual salary. The expense is recognized as part of general and administrative expenses on the income statement and was $224,297 and $193,876 for the years ended December 31, 2023 and December 31, 2022, respectively.

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
December 31, 2023 and December 31, 2022
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

The following tables show the adjusted cost, unrealized gains (losses) and fair value of the Company's cash and cash equivalents and investments held as of December 31, 2023 and 2022:

	December 31, 2023
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$3,069,668	$—	$3,069,668	$3,069,668	$—	$—
Other Funds	1,889,552	(202,991)	1,686,561	—	—	1,686,561
	4,959,220	(202,991)	4,756,229	3,069,668	—	1,686,561

Level 2
Corporate Bonds	1,375,209	(62,885)	1,312,324	—	247,438	1,064,886
Municipal Bonds	6,373,922	(147,686)	6,226,236	—	2,552,101	3,674,135
	7,749,131	(210,571)	7,538,560	—	2,799,539	4,739,021

Total	$12,708,351	$(413,562)	$12,294,789	$3,069,668	$2,799,539	$6,425,582

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

	December 31, 2022
	Adjusted Cost	Pre-Tax Unrealized Gains/(Losses)	Fair Value	Cash and Cash Equivalents	Short Term	Long Term
Level 1
Money Market Funds	$3,153,074	$—	$3,153,074	$3,153,074	$—	$—
Other Funds	1,889,552	(257,126)	1,632,426	—	—	1,632,426
	5,042,626	(257,126)	4,785,500	3,153,074	—	1,632,426

Level 2
Corporate Bonds	1,277,675	(109,599)	1,168,076	—	—	1,168,076
Municipal Bonds	6,129,264	(272,063)	5,857,201	—	1,154,284	4,702,917
	7,406,939	(381,662)	7,025,277	—	1,154,284	5,870,993

Total	$12,449,565	$(638,788)	$11,810,777	$3,153,074	$1,154,284	$7,503,419

Pre-tax unrealized losses on investments incurred during the periods are presented below:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Unrealized Holding Gains (Losses)	$225,226	$(692,759)

The maturities for bonds held by the Company as of December 31, 2023 are presented in the table below:

Maturity	Fair Value
Less Than One Year	$2,799,539
1-2 years	2,677,224
2-5 years	2,061,797
5-10 years	—
Over 10 years	—
$7,538,560

NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	December 31, 2023	December 31, 2022
Raw materials	$338,539	$166,927
Finished goods	14,171,616	10,452,930
Work in process	—	—
Subtotal	14,510,155	10,619,857
Reserve for obsolescence	(450,499)	(325,877)
Total	$14,059,656	$10,293,980

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	December 31, 2023	December 31, 2022
Prepaid inventory	1,944,942	784,420
Accrued Receivables	119,035	881,176
Prepaid insurance	351,273	240,785
Interest receivables	81,868	72,761
Tax credits	740	118,035
Other	334,404	217,462
	$2,832,262	$2,314,639

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives are presented in the table below:

	As of
	December 31, 2023	December 31, 2022	Est. Useful Life
Furniture and fixtures	$734,736	$623,086	7 years
Computers	299,706	223,626	3 years
Machinery and equipment	549,584	541,036	7 years
Leased Equipment	—	22,462	5 years
Vehicles	2,567,005	2,038,581	5 years
Land and buildings	11,375,748	11,240,356	30 years
Total property and equipment	15,526,779	14,689,147
Accumulated depreciation	$(4,744,407)	$(4,265,183)
Net property and equipment	10,782,372	10,423,964

The table below shows total depreciation and amortization expense and how depreciation is allocated between cost of goods sold and operating expenses:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cost of goods sold - product depreciation	$374,773	$328,482
Cost of goods sold - service depreciation	158,311	144,543
Operating expense depreciation	369,703	388,618
Amortization expense	206,175	239,401
Total depreciation & amortization expense	$1,108,962	$1,101,044

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
December 31, 2023 and December 31, 2022
amortized but tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We test goodwill for impairment as of each balance sheet date. Intangible assets consisted of the following:

Definite-lived intangible assets

	As of
	December 31, 2023	December 31, 2022
Definite-lived intangible assets	$1,903,073	$1,903,073
Less: Accumulated amortization	(798,971)	(634,166)
Definite-lived intangible assets, net	$1,104,102	$1,268,907

Net definite-lived intangible assets decreased by amortization expense of $164,805 and $204,742 during the years ended December 31, 2023 and December 31, 2022, respectively.

Estimated amortization expense for the next five years related to the definite-lived intangible assets is displayed in the following table:

For the Years Ending December 31,	Amount
2024	$125,591
2025	$80,899
2026	$80,899
2027	$80,899
2028	$80,899
Greater than 5 years	$654,915

Indefinite-lived intangible assets

	As of
	December 31, 2023	December 31, 2022
Goodwill	$2,579,381	$2,579,381

Goodwill is reviewed annually for impairment as of December 31 each year, or whenever there are significant indicators of potential impairment. In 2023, the Company determined that the fair value of the reporting unit related to goodwill was not less than its carrying value. As such, the Company did not have any goodwill impairment for the year ended December 31, 2023.

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	December 31, 2023	December 31, 2022
Employee-related payables	$2,910,801	$2,404,848
Deferred Revenue	780,428	420,827
Inventory-related payables	$400,701	$285,109
Other tax-related payables	119,188	54,762
Warranty liabilities	$108,930	$74,103
Other	221,772	334,345
Total	$4,541,820	$3,573,994

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

NOTE 8 – LEASES

	As of
Components of lease right-of-use assets and liabilities	December 31, 2023	December 31, 2022
Financing lease right-of-use assets	$106,402	$83,936
Operating lease right-of-use assets	326,505	36,303
Total Lease right-of-use assets	$432,907	$120,239

Financing current lease liability	$47,492	$28,262
Operating current lease liability	82,692	25,385
Total Current lease liability	$130,184	$53,646

Financing long-term lease liability	$63,393	$56,965
Operating long-term lease liability	244,135	10,918
Total Long-term lease liability	$307,528	$67,883

The Company leases office equipment and office space. The leases for office equipment are classified as financing leases and the typical term is 3 years. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases. In 2023, we entered into a new lease agreement to replace some aging office equipment. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 2.6 years.

The following table shows the components of financing lease cost:

Financing Lease Cost	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Amortization of right-of-use assets	$41,370	$34,658
Interest on lease liabilities	9,450	3,147
Total financing lease cost	$50,820	$37,805

The Company leases two warehouse spaces, one with a two-year lease, and another with a four-year lease, both of which are recorded as operating leases. The weighted average discount rate applied to our financing leases is 4.5% and the weighted average remaining lease term is 3.9 years. The remainder of our office space leases are considered to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. During the years ended December 31, 2023 and December 31, 2022, we recognized $75,603 and $79,378, respectively, of lease costs associated with office space leases.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

The following table reconciles future minimum lease payments to the discounted lease liability:

Years ending December 31
2024	$152,711
2025	126,278
2026	112,768
2027	91,097
2028	—
Thereafter	—
Total future minimum lease payments	$482,854
Less: Amount representing interest	45,141
Present value of future payments	$437,712
Current portion	$130,184
Long-term portion	$307,528

NOTE 9 – STOCKHOLDERS' EQUITY

As described in Note 1, treasury stock is recorded at cost until reissued or retired. As of December 31, 2023, and December 31, 2022, the Company held 6,243,363 and 5,038,130 shares in treasury at a total cost of $9,324,272 and $7,336,323, respectively. Pursuant to the board of directors' approval of share repurchase programs allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time both through April 30, 2024 and September 30, 2022, the Company entered into 10b5-1 Plans in May 2023 and September 2021, respectively. After an initial 30-day cooling off period, the Company began purchasing shares of common stock pursuant to the terms of the 10b5-1 Plan in June 2023 and October 2021, respectively. The Company was not obligated to make any purchases, and the program could have been suspended or discontinued at any time. During 2023 and 2022, the Company repurchased 1,205,233 and 961,221 shares of common stock, respectively. All such repurchases during 2023 and 2022 were made at market prices. As of the end of December 2023, the Company had spent the full allotment under both programs.

On June 29, 2023, and June 15, 2022, pursuant to the annual renewal of director compensation, the Board approved grants of 195,966 and 178,623 RSUs, respectively, to the Company's independent directors. Under both grants, half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's subsequent annual meeting of stockholders, whichever is earlier. The awards will result in total compensation expense of approximately $243,000 and $234,000, respectively, to be recognized over the vesting period.

On April 25, 2023, the Compensation Committee of the Board (the "Compensation Committee") approved the 2023 Executive Incentive Plan (the “2023 EIP”) for Messrs. Oviatt, Tidball, and Fisher. The 2023 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2023. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). In addition to the 2023 EIP, the Board also approved as a long-term incentive plan the grants of a restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the 2023 Plan (the “2023 LTIP”). The 2023 Plan was adopted by the Board of Directors on April 25, 2023, subject to shareholder approval at the annual meeting of stockholders of the Company (the “Annual Meeting”). The 2023 Plan was approved by the shareholders of the Company at the Annual Meeting which was held on June 14, 2023.

2023 EIP

Under the terms of the 2023 EIP, each participating executive officer was assigned a target incentive compensation amount for fiscal 2023. The target incentive compensation amount for Mr. Oviatt was equal to 62% of his base salary as of December 31, 2023, the target incentive compensation amount for Mr. Tidball was equal to 62% of his base salary as of December 31, 2023, and the target incentive compensation for Mr. Fisher was equal to 37% of his base salary as of December 31, 2023. Under no circumstance can the participants receive more than two times the assigned target incentive compensation.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
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

The incentive compensation amounts earned under the 2023 EIP will be paid 50% in cash and 50% in shares of restricted stock under the 2023 Plan. In no event shall the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the 2023 Plan. The actual incentive compensation amounts were determined by the Compensation Committee on March 6, 2024 and will be paid by March 15, 2024, subject to all applicable tax withholding.

2023 LTIP

The 2023 LTIP consists of total awards of up to 287,076 restricted stock units (“Units”) to Mr. Oviatt, up to 287,076 Units to Mr. Tidball, and up to 50,868 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2023 LTIP Restricted Stock Unit Award Agreements”) entered between the Company and each participant. One such agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other such agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2023 LTIP began on January 1, 2023 and terminates on December 31, 2025 (the “Performance Vesting Date”).

The Units subject to time-based vesting, including 95,692 Units to Mr. Oviatt, 95,692 Units for Mr. Tidball, and 16,956 Units to Mr. Fisher, will vest in three equal and annual installments beginning December 31, 2023 and ending on December 31, 2025 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting Units, including up to 191,384 Units for Mr. Oviatt, 191,384 Units for Mr. Tidball, and 33,912 Units to Mr. Fisher, may vest over a three-year performance period beginning January 1, 2023 based upon the following Company performance metrics:

Performance Metrics	Weight	Target	Above Target	Outstanding
Total Shareholder Return	1/3	94.2%	142.7%	191.3%
Relative Total Shareholder Return	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	15%	17.5%	20%

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

The foregoing summary of the 2023 EIP and the 2023 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of the 2023 EIP and each of the 2023 LTIP Restricted Stock Unit Award Agreements, which were filed as exhibits to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2023.

2022 EIP and LTIP

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
On April 6, 2022, the Compensation Committee approved the 2022 Executive Incentive Plan (the “2022 EIP”) for Messrs. Oviatt, Tidball, and Fisher. The 2022 EIP provided for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2022. The incentive compensation was payable in cash and stock, and the stock portion of the incentive compensation constituted an award under the Company's 2014 Equity Incentive Plan, as amended (the "2014 Plan").

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

2021 LTIP

On May 28, 2021, the Board approved as a long-term incentive plan, the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, Fugal, and Fisher pursuant to the 2014 Plan (the “2021 LTIP”). The 2021 LTIP consists of total awards of up to 204,543 Units to Mr. Oviatt, up to 204,543 Units to Mr. Tidball, up to 85,908 Units to Mr. Fugal, and up to 47,973 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2021 LTIP Restricted Stock Unit Award Agreements”) between the Company and each participant. One agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2021 LTIP began on January 1, 2021 and terminated on December 31, 2023 (the “2021 LTIP Performance Vesting Date”).

The Units subject to time-based vesting, including 68,181 Units to Mr. Oviatt, 68,181 Units for Mr. Tidball, 28,636 Units to Mr. Fugal, and 15,991 Units to Mr. Fisher, vested in three equal annual installments beginning December 31, 2021 and ending on December 31, 2023 for recipients who were still employed with the Company through such dates.

The performance-vesting Units, including up to 136,362 Units for Mr. Oviatt, 136,362 Units for Mr. Tidball, 57,272 Units for Mr. Fugal, and 31,982 Units to Mr. Fisher, were eligible to vest over a three-year performance period beginning January 1, 2021 based upon the following Company performance metrics:

Performance Metric	Weight	Target	Above Target	Outstanding
Total Shareholder Return	1/3	135%	194%	253%
Relative Total Shareholder Return	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	10%	15%	20%

One-third of such performance-vesting Units, consisting of 45,454 Units for Mr. Oviatt, 45,454 Units for Mr. Tidball, 19,091 Units for Mr. Fugal, and 10,661 Units for Mr. Fisher, were eligible to vest for each of the three performance metrics identified in the table above. The number of Units that may have vested for each performance metric on the 2021 LTIP Performance Vesting Date shall be determined as follows:
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

Mr. Fugal resigned, effective October 31, 2021, from his position as Vice President of Operations to pursue an opportunity as CEO of another company. Accordingly, Mr. Fugal is not eligible for any awards that were not vested prior to October 31, 2021 under the 2021 LTIP.

The foregoing summary of the 2021 LTIP and the 2021 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of each of the 2021 LTIP Restricted Stock Unit Award Agreements, which the Company filed as exhibits to its quarterly report on Form 10-Q for the quarter ended June 30, 2021.

Stock Options

No stock options were issued during the years ended December 31, 2023 or December 31, 2022.

NOTE 10 - REVENUE

Performance Obligations

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. The amount accrued for expected returns and warranty claims was immaterial as of December 31, 2023.

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

Disaggregation of Revenue

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The table below shows revenue by category:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Electronics	$22,329,182	$16,439,208
Manufactured	13,188,773	9,282,342
Re-Sell	18,766,340	16,596,713
Service	3,923,765	3,618,380
Total Revenue	$58,208,060	$45,936,643

NOTE 11 – STOCK-BASED COMPENSATION

Periodically the Company issues stock-based awards to employees and independent directors. Vesting terms for outstanding grants vary by grant, ranging from immediate to ratably over 5 years. Typically, grants expire one year after the final vesting. The Board has authorized 6,119,834 shares to be granted for such awards under the 2023 Plan. Historically, the Company has only issued non-qualified stock options, restricted stock, and restricted stock units; however, the 2023 Plan does allow for other types of awards to be granted in the future. Most awards have been exercisable or convertible based solely on meeting service conditions; however, some grants to executives have been made convertible based on meeting both service and performance conditions. Upon exercise or conversion, the Company may issue new shares or reissue shares held in treasury, at the discretion of Management. The Company has elected to recognize forfeitures as they occur.

The Company uses the Black-Scholes method for measuring compensation cost of stock options and the intrinsic value method for measuring compensation cost of restricted stock and restricted stock units. Total compensation cost for share-

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
based payments recognized in income was $1,043,740 and $814,769 during the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the Company had $600,770 in unamortized compensation expense with a weighted average of 1.42 years remaining. The Company received $177,281 and $33,863 in cash from the exercise of share options during the years ended December 31, 2023 and December 31, 2022, respectively. For the tax effect on total compensation expense and the exercise of options, see Note 12 for the income tax provision.

During the years ended December 31, 2023 and December 31, 2022, the intrinsic value of options exercised was $939,335 and $19,113, respectively. The total fair value of options, restricted stock, and restricted stock units vested during the years ended December 31, 2023 and December 31, 2022 was $1,049,170 and $742,313, respectively. During the years ended December 31, 2023 and December 31, 2022 the Company granted 1,395,947 and 1,011,436 awards, respectively, with weighted-average grant date fair values of $1.17 and $1.28, respectively.

Information regarding outstanding options, restricted stock awards, and restricted stock units is summarized in the tables below:

Total Outstanding and Exercisable Awards December 31, 2023
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$0.39	1,663,866	2.29	$—	—
$0.40	$0.80	204,000	0.64	$0.79	204,000	0.64	$0.79
$0.81	$0.81	10,400	0.21	$0.81	10,400	0.21	$0.81
		1,878,266	2.10	$0.09	214,400	0.62	$0.79

Total Outstanding and Exercisable Awards December 31, 2022
		Awards Outstanding			Awards Exercisable
Grant Price Low	Grant Price High	Quantity	Remaining Contractual Life (Years)	Exercise Price	Quantity	Remaining Contractual Life (Years)	Exercise Price
$—	$0.39	1,048,199	2.50	$—	—
$0.40	$0.80	469,000	1.64	$0.79	310,000	1.64	$0.79
$0.81	$0.84	290,900	1.41	$0.83	193,934	1.41	$0.83
		1,808,099	2.10	$0.35	503,934	1.56	$0.80

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
Information regarding stock options for the year ended December 31, 2023 is summarized in the tables below:

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	759,900	$0.80		0.37		$194,920
Granted	—	$—		—		$—
Exercised/Released	(533,500)	$0.81	$2.57	0.38		$939,335
Canceled/Forfeited	(12,000)	$0.79		0.37		$5,380
Expired	—	$—		0		$—
Outstanding, end of period	214,400	$0.79		0.37	0.62	$219,500
Vested and unvested exercisable, end of the period	214,400	$0.79		0.37	0.62	$219,500
Vested and expected to vest, end of the period	214,400	$0.79		$0.37	0.62	$219,500

Stock Options	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	255,966	$0.80	$0.37
Granted	—	$—	$—
Canceled/Forfeited	(4,000)	$0.79	$0.37
Expired	—
Vested, outstanding shares	(251,966)	$0.80	$0.37
Unvested Outstanding, end of period	—	$—	$—	0.00

Information regarding restricted stock awards for the year ended December 31, 2023 is summarized in the tables below:

Restricted Stock Awards	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	—	$—		$—		$—
Granted	341,961	$—		$1.16		$396,675
Exercised/Released	(341,961)	$—	$1.16	$1.16		$396,675
Outstanding, end of period	—	$—		$—	0	$—
Vested and exercisable, end of the period	—	$—		$—		$—
Vested and expected to vest, end of the period	—	$—		$—	0	$—

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

Restricted Stock Awards	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	—	$—	$—
Granted	341,961	$—	$1.16
Vested, outstanding shares	(341,961)	$—	$1.16
Unvested Outstanding, end of period	—	$—	$—	0

Information regarding restricted stock units for the year ended December 31, 2023 is summarized in the tables below:

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	407,835	$—		$1.31		$432,305
Granted	637,306	$—		$1.18		$754,952
Exercised/Released	(435,319)	$—	$1.45	$1.28		$629,866
Cancelled/Forfeited	(3,000)	$—		$1.16		$8,490
Outstanding, end of period	606,822	$—		$1.20	2.62	$1,098,348
Vested and exercisable, end of the period	—					$—
Vested and expected to vest, end of the period	606,822	$—		$1.20	2.62	$1,098,348

Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	407,835	$—	$1.31
Granted	637,306	$—	$1.18
Cancelled/Forfeited	(3,000)	$—	$1.16
Vested, outstanding shares	(435,319)	$—	$1.28
Unvested Outstanding, end of period	606,822	$—	$1.20	1.28

Information regarding performance based restricted stock units for the year ended December 31, 2023 is summarized in the tables below:

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	640,364	$—		$1.21		$678,786
Granted	416,680	$—		$1.16		$483,349
Exercised/Released	—	$—	$—	$—		$—
Cancelled/Forfeited	—	$—		$—		$—
Expired	—	$—		$—		$—
Outstanding, end of period	1,057,044	$—		$1.19	2.53	$1,913,250
Vested and exercisable, end of the period	—	$—				$—
Vested and unvested exercisable, end of the period	—	$—				$—
Vested and expected to vest, end of the period	609,960	$—		$1.20	2.53	$1,104,028

Performance Based Restricted Stock Units	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	640,364	$—	$1.21
Granted	416,680	$—	$1.16
Cancelled/Forfeited	—	$—	$—
Vested, outstanding shares	—	$—	$—
Expired	—		$—
Unvested Outstanding, end of period	1,057,044	$—	$1.19	1.60

NOTE 12 – PROVISION FOR INCOME TAXES

During the years ended December 31, 2023 and December 31, 2022, the Company did not expect to incur any interest or penalties related to income taxes. Accordingly, the Company had no accruals for interest and penalties at December 31, 2023, nor December 31, 2022. When our tax returns for the year ended December 31, 2022 were finalized there was an immaterial amount of penalties and interest that was ultimately paid. We do not expect any material penalties or interest will result from the filing of our 2023 tax return. If the Company were to incur any such material charges, it would recognize interest related to underpayment of income taxes in interest expense and recognize any penalties in operating expenses.

The Company is current on its U.S. and Canadian income tax filings. Tax years that remain open for examination are 2021 through 2023 in the U.S. and 2016 through 2023 in Canada.

At December 31, 2023, and December 31, 2022, the Company had operating loss carryforwards at its Canadian subsidiary of $0 CAD and $2,622,292 CAD, respectively. A valuation allowance was recorded for 100% of operating loss carry forward balance as of December 31, 2022. As a result, no deferred tax asset was recorded on our balance sheet at December 31, 2022 for these operating loss carry forwards.

At December 31, 2023 and December 31, 2022, the Company had no operating loss carryforwards at its US subsidiary. In 2022, we completed an application for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Based on the amended payroll tax returns filed with the government, we qualified for approximately $1,500,000 in payroll tax credit, offset by approximately $204,000 in fees spent with our tax preparers to calculate and apply for the credit. To be conservative and allow for the risk of a reduced credit amount approved by the IRS, in 2022, we recorded a reduction in payroll tax expense of $761,132. The remaining credit of $761,132, along with interest income of

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
$55,499 was recorded when the full credit was received in 2023. The full benefit was claimed for tax purposes on the 2021 tax return and on an amended 2020 income tax return which flipped the company’s prior tax loss in 2021 to a small taxable income position and reduced the taxable losses in 2020.

The Company had a net deferred tax asset of $496,785 as of December 31, 2023. The deferred tax asset on the balance sheet as of December 31, 2023 does not have a valuation allowance associated with it. Realization of the deferred tax asset is dependent on generating sufficient taxable income to offset the tax items that will be deductible in the future. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax asset will be realized.

In 2023, the Company identified an adjustment to its deferred tax balances, primarily related to stock compensation and fixed asset depreciation, which had accumulated over several years. The Company evaluated the materiality of the adjustment in the current and prior periods of accumulation and found the adjustment to be immaterial to all periods. The adjustment resulted in the recognition of a deferred tax benefit of $828,098, which is included as a component of total income tax expense for the year ended December 31, 2023.

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

The Company invests in available-for-sale securities that are reported on the balance sheet at fair value, with the gains/losses reported net of tax as part of Other Comprehensive Income (OCI). The tax expense allocated to OCI during the year ended December 31, 2023 was $54,589 and the tax benefit allocated to OCI during the year ended December 31, 2022 was $167,868.

The table below outlines the components of income tax expense (benefit):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Current
U.S. Federal	$2,164,032	$887,732
State and local	334,390	176,700
Foreign	159,381	—
Total Current	2,657,803	1,064,432
Deferred
U.S. Federal	(900,847)	435,603
State and local	(139,385)	85,670
Foreign	52,126	152,717
Total Deferred	(988,106)	673,990
Total Provision for Income Taxes	1,669,697	1,738,422

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
The table below reconciles our effective tax rate to the statutory tax rate:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
U.S. Federal statutory tax rate	21.0%	21.0%
State and local statutory tax rate, net of federal effect	3.0%	4.0%
Permanent Items	0.3%	(0.2)%
Change in rate	(0.1)%	—%
Unrealized gains and losses on investments	(0.4)%	(2.6)%
Adjustments to deferred tax balances	(7.8)%	0.0%
Release of valuation allowance	(3.6)%	0.0%
Foreign tax rate difference	(0.1)%	3.3%
Other	1.1%	5.0%
Effective tax rate	13.4%	30.5%

The table below shows the components of deferred taxes:

	As of
	December 31, 2023	December 31, 2022
Stock compensation	$123,592	$(349,260)
Bad debt	$64,357	$37,814
Inventory reserve	92,058	48,572
Amortization	114,582	101,745
Unrealized loss on investments	100,236	154,987
UNICAP	289,619	75,110
Goodwill	(260,701)	(219,252)
Depreciation	(8,580)	(338,574)
Other	(18,378)	—
Net Deferred Tax Asset / (Liability) - US	$496,785	$(488,858)

Depreciation	$(89,558)	$—
Reserves	36,937	—
Net Deferred Tax Asset / (Liability) - Canada	$(52,621)	$—

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
NOTE 13 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	2023			2022
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$10,776,714	47,355,978	$0.23	$3,947,760	47,161,101	$0.08

Effect of Dilutive Securities
Stock options & RSUs	—	1,771,580		—	1,286,241

Diluted EPS
Net income (loss) available to common stockholders + assumed conversions	$10,776,714	49,127,558	$0.22	$3,947,760	48,447,342	$0.08

NOTE 14 – SEGMENT INFORMATION

The Company operates in the United States and Canada. Segment information for these geographic areas is as follows:

	For the Year Ended December 31,
Revenues	2023	2022
Canada	$15,692,080	$12,138,605
United States	42,515,980	33,798,038
Total Consolidated	$58,208,060	$45,936,643

	For the Year Ended December 31,
Net Income	2023	2022
Canada	$1,934,718	$754,004
United States	8,841,996	3,193,756
Total Consolidated	$10,776,714	$3,947,760

Long-lived assets, which are comprised of net property and equipment and financing right-of-use assets, for each geographical region were as follows at each balance sheet date:

Long-lived assets	As of
	December 31, 2023	December 31, 2022
Canada	$5,024,824	$5,067,965
United States	6,190,455	5,476,238
Total Consolidated	$11,215,279	$10,544,203

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In March 2014 the Company entered into a consulting agreement with Terra Industrial with Alan Johnson as agent in order to replace a prior royalty agreement. The agreement is for the term of 10 years with fees of $100,000 CAD or $75,473 USD paid quarterly. The agreement expires in March of 2024.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023 and December 31, 2022
The Company has operating leases for office space in Texas and Pennsylvania. Expense recognized for operating leases was $75,603 and $79,378 for the years ended December 31, 2023 and December 31, 2022, respectively. The future minimum lease payments for operating leases as of December 31, 2023, consisted of the following:

Years ending December 31,	Operating Leases
2024	$95,210
2025	86,736
2026	89,335
2027	84,139
2028	—
Thereafter	—
Total	$355,420

NOTE 16 - GOVERNMENT ASSISTANCE

In the United States, we received an employee retention tax credit (ERC) that the Company applied for in September 2022. The ERC was available to the Company through the CARES Act and benefited the year ended December 31, 2022 as a reduction in payroll tax expense of $761,132, and the year ended December 31, 2023 as a reduction in payroll tax expense of $761,132 and interest income of $55,499.

In Canada, our business qualified for wage subsidies under The National Research Council of Canada Industrial Research Assistance Program (IRAP). Through our Canadian subsidiary, we applied for IRAP in 2023 and received total wage subsidies of $104,425 CAD or $77,393 USD in 2023. Under IRAP rules, we are not required to repay these funds and we do not have any contingencies or commitments related to this IRAP aid. We recorded these amounts within our income statement as credits against employee wages since these amounts represent wage subsidies.

Also in Canada, we have been able to participate in several grant programs that promote technology development and the hiring of technology professionals. We have participated in the Technation Career Ready Program, The Technology Alberta First Jobs Program, and the Venture for Canada Student Internship Program. During 2021 we qualified for $24,659 CAD or $18,231 USD in wage subsidies from these programs, some of which was received in 2021 and the remaining amount was received in early 2022. We recorded these amounts within our income statement as credits against employee wages within our research and development department.
NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued and the following subsequent events took place:

On March 6, 2024, the Company's Board of Directors approved a one-time bonus for company executives that was settled by issuing 225,698 shares of common stock for meeting targets pursuant to the previously described "2023 Executive Incentive Plan", which was put in place under the Company's 2014 Equity Incentive Plan. These shares were fully vested as of March 6, 2024.

On March 6, 2024, the Company's Board of Directors approved a one-time bonus for company executives that was settled by issuing 152,353 shares of common stock for meeting targets pursuant to the previously described "2021 Long-Term Incentive Plan", which was put in place under the Company's 2014 Equity Incentive Plan. These shares were fully vested as of March 6, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b-c) under the Exchange Act as of December 31, 2023. These controls are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that our controls were effective as of December 31, 2023.

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

Based upon this assessment, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our financial statements included in this annual report on Form 10-K have been audited by Sadler, Gibb & Associates, LLC, independent registered public accounting firm, as indicated in the report included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

This item is not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2023 (the "Proxy Statement").

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibits.  The following exhibits are included as part of this report:

Exhibit 3.1	Articles of Incorporation(1)
Exhibit 3.2	Articles of Amendment to the Articles of Incorporation(2)
Exhibit 3.3	Amended and Restated Bylaws(3)
Exhibit 4.1	Description of Registrant's Securities(4)
Exhibit 10.1	Second Amended and Restated Employment Agreement of Brenton W. Hatch dated July 2, 2020+(5)
Exhibit 10.2	Second Amended and Restated Employment Agreement of Ryan Oviatt dated July 2, 2020+(6)
Exhibit 10.3	Amended and Restated Employment Agreement of Cameron Tidball dated July 2, 2020+(7)
Exhibit 10.4	Form of Indemnification Agreement between the Registrant and its Directors (8)
Exhibit 10.5	Profire Energy, Inc. 2014 Equity Incentive Plan(9)
Exhibit 10.6	Profire Energy, Inc. 2014 Equity Incentive Plan Amendment(10)
Exhibit 10.7	Profire Energy, Inc. 2023 Executive Incentive Plan(11)
Exhibit 10.8	Form of Equity Grant Agreement, Nonqualified Stock Option *
Exhibit 10.9	Form of Equity Grant Agreement, Restricted Stock *
Exhibit 10.10	Form of Equity Grant Agreement, Restricted Stock Units *
Exhibit 10.11	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Ryan Oviatt dated April 25, 2023+(15)
Exhibit 10.12	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Ryan Oviatt dated April 25, 2023+(16)
Exhibit 10.13	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Cameron Tidball dated April 25, 2023+(17)
Exhibit 10.14	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Cameron Tidball dated April 25, 2023+(18)
Exhibit 10.15	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Patrick Fisher dated April 25, 2023+(19)
Exhibit 10.16	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Patrick Fisher dated April 25, 2023+(20)
Exhibit 10.17	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Ryan Oviatt dated April 6, 2022+(21)
Exhibit 10.18	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Ryan Oviatt dated April 6, 2022+(22)
Exhibit 10.19	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Cameron Tidball dated April 6, 2022+(23)
Exhibit 10.20	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Cameron Tidball dated April 6, 2022+(24)
Exhibit 10.21	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Patrick Fisher dated April 6, 2022+(25)
Exhibit 10.22	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Patrick Fisher dated April 6, 2022+(26)
Exhibit 10.23	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Ryan Oviatt dated June 4, 2021+(27)
Exhibit 10.24	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Ryan Oviatt dated June 4, 2021+(28)
Exhibit 10.25	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Cameron Tidball dated June 4, 2021+(29)
Exhibit 10.26	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Cameron Tidball dated June 4, 2021+(30)
Exhibit 10.27	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Patrick Fisher dated June 4, 2021+(31)
Exhibit 10.28	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Patrick Fisher dated June 4, 2021+(32)
Exhibit 10.29	Consulting Agreement, dated March 24, 2014, between the Registrant on the one hand and Terra Industrial Corporation and Alan Johnson on the other (33)
Exhibit 10.30	Membership Interest Purchase Agreement among Profire Energy, Dustin Baker and Brant Baker dated August 5, 2019(34)
Exhibit 10.31	Asset Purchase Agreement among Profire Combustion, Inc., Millstream Energy Products LTD., Lundstrom Holdings LTD. and Rob Lundstrom dated June 12, 2019(35)

Exhibit 14.1	Amended and Restated Code of Ethics (36)
Exhibit 21	Subsidiaries of Registrant*
Exhibit 23.1	Consent of Sadler, Gibb & Associates, LLC, independent registered public accounting firm*
Exhibit 31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt*
Exhibit 31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball*
Exhibit 31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
Exhibit 32.1	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350*
Exhibit 32.2	Certification of Ryan W. Oviatt, Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 *
Exhibit 97.1	Policy Relating to Recovery of Erroneously Awarded Compensation*+
Exhibit 101.INS	XBRL Instance Document**
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

(1)	Incorporated by reference to Exhibit 3.01 to the Registration Statement of the Registrant on Form SB-2 filed with the Commission on September 24, 2004.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's quarterly Report on Form 10-Q filed with the commission on February 13, 2009.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 11, 2020
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2020
(6)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 7, 2020
(7)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 7, 2020
(8)	Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 filed on December 24, 2013
(9)	Incorporated by reference to Exhibit 10.9 to the Registrant's Transition Report on Form 10-K filed with the Commission on March 9, 2017.
(10)	Incorporated by reference to Appendix B to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed on May 1, 2017
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2023.
(15)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2023.
(16)	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2023.
(17)	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2023.
(18)	Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2023.
(19)	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2023.
(20)	Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2023.
(21)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2022.
(22)	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2022.
(23)	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2022.
(24)	Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2022.
(25)	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2022.
(26)	Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2022.
(27)	Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2021.
(28)	Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2021.

(29)	Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2021.
(30)	Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2021.
(31)	Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2021.
(32)	Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2021.
(33)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 25, 2014
(34)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2019
(35)	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019
(36)	Incorporated by reference to Exhibit 14.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 6, 2023.

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

PROFIRE ENERGY, INC.

Date:         March 13, 2024            By:     /s/Ryan W. Oviatt
                            Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:        March 13, 2024            By:     /s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Cameron M. Tidball	Co-Chief Executive	March 13, 2024
Cameron M. Tidball	(Co-Principal Executive Officer)

/s/ Ryan W. Oviatt	Co-Chief Executive Officer & Chief Financial Officer	March 13, 2024
Ryan W. Oviatt	Director
(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brenton W. Hatch	Executive Chairman of the Board	March 13, 2024
Brenton W. Hatch

/s/Colleen Larkin Bell	Director	March 13, 2024
Colleen Larkin Bell

/s/ Daren J. Shaw	Director	March 13, 2024
Daren J. Shaw

/s/ Ronald R. Spoehel	Director	March 13, 2024
Ronald R. Spoehel