Form 10-Q
period 2024-03-31
PROFIRE ENERGY INC
filed 2024-05-08
CIK 1289636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 7, 2024, the registrant had 53,344,595 shares of common stock issued and 47,101,232 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,196,424	$10,767,519
Short-term investments	2,750,324	2,799,539
Accounts receivable, net	14,226,321	14,013,740
Inventories, net (note 3)	15,747,817	14,059,656
Prepaid expenses and other current assets (note 4)	3,357,009	2,832,262
Total Current Assets	43,277,895	44,472,716
LONG-TERM ASSETS
Net deferred tax asset	497,263	496,785
Long-term investments	6,286,599	6,425,582
Lease right-of-use asset (note 6)	395,267	432,907
Property and equipment, net	11,233,795	10,782,372
Intangible assets, net	1,064,724	1,104,102
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	22,057,029	21,821,129
TOTAL ASSETS	$65,334,924	$66,293,845

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,985,177	$2,699,556
Accrued liabilities (note 5)	2,733,161	4,541,820
Current lease liability (note 6)	121,386	130,184
Income taxes payable	916,469	1,723,910
Total Current Liabilities	6,756,193	9,095,470
LONG-TERM LIABILITIES
Net deferred income tax liability	44,876	52,621
Long-term lease liability (note 6)	280,371	307,528
TOTAL LIABILITIES	7,081,440	9,455,619

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 53,337,589 issued and 47,094,226 outstanding at March 31, 2024, and 53,047,231 issued and 46,803,868 outstanding at December 31, 2023	53,340	53,048
Treasury stock, at cost	(9,324,272)	(9,324,272)
Additional paid-in capital	32,966,075	32,751,749
Accumulated other comprehensive loss	(3,078,437)	(2,844,702)
Retained earnings	37,636,778	36,202,403
TOTAL STOCKHOLDERS' EQUITY	58,253,484	56,838,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,334,924	$66,293,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
	For the Three Months Ended March 31,
	2024	2023
		(See Note 1)
REVENUES (note 8)
Sales of products, net	$12,691,804	$13,759,679
Sales of services, net	949,336	924,949
Total Revenues	13,641,140	14,684,628

COST OF SALES
Cost of sales - products	6,095,004	6,105,506
Cost of sales - services	789,364	746,014
Total Cost of Sales	6,884,368	6,851,520

GROSS PROFIT	6,756,772	7,833,108

OPERATING EXPENSES
General and administrative	4,604,766	4,110,032
Research and development	265,058	274,389
Depreciation and amortization	149,859	142,887
Total Operating Expenses	5,019,683	4,527,308

INCOME FROM OPERATIONS	1,737,089	3,305,800

OTHER INCOME (EXPENSE)
Gain on sale of assets	44,821	53,075
Other expense	(23,339)	(9,553)
Interest income	71,897	58,047
Interest expense	(2,945)	(933)
Total Other Income	90,434	100,636

INCOME BEFORE INCOME TAXES	1,827,523	3,406,436

INCOME TAX EXPENSE	(393,148)	(816,815)

NET INCOME	$1,434,375	$2,589,621

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	$(244,801)	$(5,524)
Unrealized gains on investments	11,066	76,287
Total Other Comprehensive Income (Loss)	(233,735)	70,763

COMPREHENSIVE INCOME	$1,200,640	$2,660,384

BASIC EARNINGS PER SHARE	$0.03	$0.05
FULLY DILUTED EARNINGS PER SHARE	$0.03	$0.05

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	46,884,875	47,174,518
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,482,704	48,612,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	46,803,868	$53,048	$32,751,749	$(2,844,702)	$(9,324,272)	$36,202,403	$56,838,226
Stock based compensation	—	—	197,443	—	—	—	197,443
Stock issued in exercise of stock options	3,869	4	846	—	—	—	850
Stock issued in settlement of RSUs and accrued bonuses	286,489	288	324,127	—	—	—	324,415
Tax withholdings paid related to stock based compensation	—	—	(308,090)	—	—	—	(308,090)
Foreign currency translation	—	—	—	(244,801)	—	—	(244,801)
Unrealized gains on investments	—	—	—	11,066	—	—	11,066
Net income	—	—	—	—	—	1,434,375	1,434,375
Balance, March 31, 2024	47,094,226	$53,340	$32,966,075	$(3,078,437)	$(9,324,272)	$37,636,778	$58,253,484

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	47,105,771	$52,144	$31,737,843	$(3,294,873)	$(7,336,323)	$25,425,689	$46,584,480
Stock based compensation	—	—	223,047	—	—	—	223,047
Stock issued in settlement of RSUs and accrued bonuses	246,116	247	378,279	—	—	—	378,526
Tax withholdings paid related to stock based compensation	—	—	(242,506)	—	—	—	(242,506)
Foreign currency translation	—	—	—	(5,524)	—	—	(5,524)
Unrealized gains on investments	—	—	—	76,287	—	—	76,287
Net income	—	—	—	—	—	2,589,621	2,589,621
Balance, March 31, 2023	47,351,887	$52,391	$32,096,662	$(3,224,110)	$(7,336,323)	$28,015,310	$49,603,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,434,375	$2,589,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	267,654	262,039
Gain on sale of property and equipment	(44,821)	(53,075)
Bad debt expense	61,684	41,792
Stock awards issued for services	197,443	223,047
Changes in operating assets and liabilities:
Accounts receivable	(23,969)	(1,108,889)
Income taxes receivable/payable	(804,057)	629,371
Inventories	(1,741,768)	(292,119)
Prepaid expenses and other current assets	(564,253)	(335,832)
Deferred tax asset/liability	(7,112)	212,548
Accounts payable and accrued liabilities	(1,467,314)	(1,646,723)
Net Cash Provided by (Used in) Operating Activities	(2,692,138)	521,780

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	46,097	97,886
Sale (purchase) of investments	199,357	(390,548)
Purchase of property and equipment	(776,721)	(153,755)
Net Cash Used in Investing Activities	(531,267)	(446,417)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(307,933)	(242,506)
Principal paid toward lease liability	(10,875)	(6,947)
Net Cash Used in Financing Activities	(318,808)	(249,453)

Effect of exchange rate changes on cash	(28,882)	8,868

NET DECREASE IN CASH	(3,571,095)	(165,222)
CASH AT BEGINNING OF PERIOD	10,767,519	7,384,578
CASH AT END OF PERIOD	$7,196,424	$7,219,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,945	$933
Income taxes	$1,056,844	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$324,415	$378,526
Common stock issued for stock options	$850	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) which are necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at March 31, 2024 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023 ("Form 10-K").  The results of operations for the three-month periods ended March 31, 2024 and 2023 are not necessarily indicative of the operating results for the full years. Certain amounts in the accompanying March 31, 2023 condensed consolidated statement of income and comprehensive income (loss) and footnotes have been reclassified to conform to the March 31, 2024 presentation.

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

Recent Accounting Pronouncements

Accounting Standards Update No. 2023-07 —Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures The update is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The new disclosures have been adopted in this report. See NOTE 10 – SEGMENT INFORMATION.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	March 31, 2024	December 31, 2023
Raw materials	$398,568	$338,539
Finished goods	15,802,905	14,171,616
Subtotal	16,201,473	14,510,155
Reserve for obsolescence	(453,656)	(450,499)
Total	$15,747,817	$14,059,656

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	March 31, 2024	December 31, 2023
Prepaid inventory	$2,558,024	$1,944,942
Accrued receivables	149,924	119,035
Prepaid insurance	237,970	351,273
Interest receivables	71,200	81,868
Other	339,891	335,144
Total	$3,357,009	$2,832,262

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	March 31, 2024	December 31, 2023
Employee-related payables	$1,397,167	$2,910,801
Deferred revenue	756,049	780,428
Inventory-related payables	215,696	400,701
Tax-related payables	75,420	119,188
Warranty liabilities	86,260	108,930
Other	202,569	221,772
Total	$2,733,161	$4,541,820

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
NOTE 6 – LEASES

	As of
Components of lease right-of-use assets and liabilities	March 31, 2024	December 31, 2023
Financing lease right-of-use assets	$93,843	$106,402
Operating lease right-of-use assets	301,424	326,505
Total Lease right-of-use assets	$395,267	$432,907

Financing current lease liability	$43,775	$47,492
Operating current lease liability	77,611	82,692
Total Current lease liability	$121,386	$130,184

Financing long-term lease liability	$55,273	$63,393
Operating long-term lease liability	225,098	244,135
Total Long-term lease liability	$280,371	$307,528

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases, and the typical term is between 36 and 60 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for the purpose of determining our lease liabilities. The weighted average discount rate applied to our financing leases is 4.50% and the weighted average remaining lease term is 2.4 years.

The following table shows the components of financing lease cost:

	For the Three Months Ended March 31,
Financing Lease Cost	2024	2023
Amortization of right-of-use assets	$12,559	$7,240
Interest on lease liabilities	2,945	933
Total financing lease cost	$15,504	$8,173

We lease two warehouse spaces, one with a two-year lease, and another with a four-year lease, both of which are recorded as operating leases. The weighted average discount rate applied to our financing leases is 4.5% and the weighted average remaining lease term is 3.7 years. The remainder of our office space leases are considered to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. Operating lease expense recognized during the three-months ended March 31, 2024 and March 31, 2023 was $38,665 and $18,852, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023

As of March 31, 2024, maturities of lease liabilities are as follows:

Years ending December 31,	Amount
2024	$110,327
2025	126,278
2026	112,768
2027	91,097
2028	—
Thereafter	—
Total future minimum lease payments	$440,470
Less: Amount representing interest	38,713
Present value of future payments	$401,757
Current portion	$121,386
Long-term portion	$280,371

NOTE 7 – STOCKHOLDERS' EQUITY

As of both March 31, 2024 and December 31, 2023, the Company held 6,243,363 shares of its common stock in treasury at a total cost of $9,324,272.

On May 9, 2023, the Company announced that its Board of Directors (the "Board") had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through April 30, 2024. Purchases under the program were made at the discretion of management pursuant to a Rule 10b5-1 plan. The size and timing of any purchases were dependent on price, market and business conditions and other factors. As of December 2023, the Company had spent the full allotment under the program.

As of March 31, 2024, the Company had 742,855 restricted stock units ("RSUs"), 752,338 performance-based RSUs, and 204,000 stock options outstanding with $1,289,440 in remaining compensation expense to be recognized over the next 1.9 years. See further details below about certain subsets of these outstanding equity-based awards.

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

2023 EIP and LTIP

On April 25, 2023, the Compensation Committee of the Board (the "Compensation Committee") approved the 2023 Executive Incentive Plan (the “2023 EIP”) for Ryan W. Oviatt, the Company's Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company's Co-CEO and Co-President, and Patrick D. Fisher, the Company's Vice President of Product Development. The 2023 EIP provided for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2023. The incentive compensation was payable in cash and stock, and the stock portion of the incentive compensation constituted an award under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”).

Participants were eligible to receive incentive compensation based upon reaching or exceeding performance goals established by the Compensation Committee for fiscal 2023. The performance goals in the 2023 EIP were based on the Company’s total revenue, EBITDA, and two non-financial factors including revenue source diversification and safety and environmental

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
performance. Each of the revenue, EBITDA, and revenue diversification performance goals will be weighted 30% while the safety and environment goal will be weighted 10% in calculating incentive compensation amounts.

On March 6, 2024, the Compensation Committee approved the incentive compensation amounts based on achieving certain targets pursuant to the 2023 EIP. The incentive compensation amounts earned under the 2023 EIP were paid 50% in cash and 50% in shares of restricted stock under the 2023 Plan. In satisfaction of the 50% of the 2023 EIP plan that was payable in stock, the Compensation Committee approved a one-time bonus for Company executives that was settled by issuing a total of 225,698 shares of common stock, or 121,624 shares net of tax withholding. These shares were fully vested as of March 6, 2024.

In addition to the 2023 EIP, the Board also approved as a long-term incentive plan the grants of RSU awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the 2023 Plan (the “2023 LTIP”). The 2023 LTIP consists of total awards of up to 287,076 RSUs (“Units”) to Mr. Oviatt, up to 287,076 Units to Mr. Tidball, and up to 50,868 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2023 LTIP Restricted Stock Unit Award Agreements”) to be entered between the Company and each participant. One such agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other such agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2023 LTIP began on January 1, 2023 and terminates on December 31, 2025 (the “2023 LTIP Performance Vesting Date”).

The Units subject to time-based vesting, including 95,692 Units to Mr. Oviatt, 95,692 Units for Mr. Tidball, and 16,956 Units to Mr. Fisher, will vest in three equal and annual installments beginning December 31, 2023 and ending on December 31, 2025 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting Units, including up to 191,384 Units for Mr. Oviatt, 191,384 Units for Mr. Tidball, and 33,912 Units to Mr. Fisher, may vest over a three-year performance period beginning January 1, 2023 (the “2023 LTIP Performance Period”) based upon the following Company performance metrics:

Performance Metrics	Weight	Target	Above Target	Outstanding
Total Shareholder Return (based on the Company’s closing price of its common stock at the end of the 2023 LTIP Performance Period relative to its closing price as of the last trading day in 2022)	1/3	94.2%	142.7%	191.3%
Relative Total Shareholder Return (based on the Company’s ranked performance in closing stock price growth relative to a peer group of companies during the 2023 LTIP Performance Period)	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	15%	17.5%	20%

One-third of such performance-vesting Units, consisting of 63,794 Units for Mr. Oviatt, 63,794 Units for Mr. Tidball, and 11,304 Units for Mr. Fisher, may vest for each of the three performance metrics identified in the table above. The number of Units that will vest for each performance metric on the 2023 LTIP Performance Vesting Date shall be determined as follows:
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

The foregoing summary of the 2023 EIP and the 2023 LTIP Restricted Stock Unit Award Agreements relating to the 2023 LTIP is qualified in its entirety by the text of the 2023 EIP and each of the 2023 LTIP Restricted Stock Unit Award Agreements, which were filed as exhibits to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2023.

2022 LTIP

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
On April 6, 2022, the Compenstion Committee approved as a long-term incentive plan the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher (the "2022 LTIP") pursuant to the Company's 2014 Equity Incentive Plan, as amended (the “2014 Plan”). The 2022 LTIP consists of total awards of up to 230,232 RSUs to Mr. Oviatt, up to 230,232 RSUs to Mr. Tidball, and up to 43,023 RSUs to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2022 LTIP Restricted Stock Unit Award Agreements”) entered into between the Company and each participant. One such agreement covers the 33% of each award recipient’s RSUs that are subject to time-based vesting, and the other such agreement covers the remaining 67% of such award recipient’s RSUs that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested unit. The vesting period of the 2022 LTIP began on January 1, 2022 and terminates on December 31, 2024 (the “2022 LTIP Performance Vesting Date”).

The RSUs subject to time-based vesting, including 76,744 RSUs to Mr. Oviatt, 76,744 RSUs for Mr. Tidball, and 14,341 RSUs to Mr. Fisher, will vest in three equal and annual installments beginning December 31, 2022 and ending on December 31, 2024 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting RSUs, including up to 153,488 RSUs for Mr. Oviatt, 153,488 RSUs for Mr. Tidball, and 28,682 RSUs to Mr. Fisher, may vest at the end of the three-year performance period beginning January 1, 2022 (the "2022 LTIP Performance Period") based upon the following Company performance metrics:

Performance Metric	Weight	Target	Above Target	Outstanding
Total Shareholder Return (based on the Company’s closing price of its common stock at the end of the 2022 LTIP Performance Period relative to its closing price as of the last trading day in 2021)	1/3	89%	136%	183%
Relative Total Shareholder Return (based on the Company’s ranked performance in closing stock price growth relative to a peer group of companies during the 2022 LTIP Performance Period)	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	10%	15%	20%

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

The foregoing summary of the 2022 LTIP Restricted Stock Unit Award Agreements is qualified in its entirety by the text of each of the 2022 LTIP Restricted Stock Unit Award Agreements, which were filed as exhibits to the Company's Form 10-Q for the quarter ending March 31, 2022.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023

The RSUs subject to time-based vesting, including 68,181 RSUs to Mr. Oviatt, 68,181 RSUs for Mr. Tidball, 28,636 RSUs to Mr. Fugal, and 15,991 RSUs to Mr. Fisher, vested in three equal annual installments that began on December 31, 2021 and ended on December 31, 2023.

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

One-third of such performance-vesting RSUs, consisting of 45,454 RSUs for Mr. Oviatt, 45,454 RSUs for Mr. Tidball, 19,091 RSUs for Mr. Jay Fugal, the Company's former Vice President of Operations, and 10,661 RSUs for Mr. Fisher, were eligible to vest for each of the three performance metrics identified in the table above. The number of RSUs that vested for each performance metric on the 2021 LTIP Performance Vesting Date was determined as follows:
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

Mr. Fugal resigned effective October 31, 2021 from his position as Vice President of Operations to pursue an opportunity as CEO of another company. Accordingly, Mr. Fugal did not receive incentive compensation under the 2021 LTIP, and his unvested RSUs have been forfeited.

On March 6, 2024, the Compensation Committee approved the incentive compensation amounts based on achieving certain targets pursuant to the 2021 LTIP. The performance vesting RSUs were settled by issuing a total of 152,354 shares of common stock, or 80,059 shares net of tax withholding.

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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of March 31, 2024.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023

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

Disaggregation of Revenue

We consider all revenue recognized in the income statement to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended March 31,
	2024	2023
Electronics	$5,334,008	$6,085,613
Manufactured	3,002,119	3,345,486
Re-Sell	4,355,677	4,328,580
Service	949,336	924,949
Total Revenue	$13,641,140	$14,684,628

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended March 31,
	2024			2023
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$1,434,375	46,884,875	$0.03	$2,589,621	47,174,518	$0.05

Effect of Dilutive Securities
Stock options & RSUs	—	1,597,829		—	1,438,315

Diluted EPS
Net income available to common stockholders + assumed conversions	$1,434,375	48,482,704	$0.03	$2,589,621	48,612,833	$0.05

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
NOTE 10 – SEGMENT INFORMATION
We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Our product and services lines are similar in their production processes, customers, and economic characteristics; and we do not manage the business or allocate costs based on individual product or service lines. Revenues are regularly reviewed on a disaggregated basis between our US and Canada subsidiaries; however, individual subsidiary operating performance is not reviewed regularly. Each subsidiary has a different purpose within the consolidated organization as a whole and they are not comparable to one another. As a result, we have concluded that we only have one operating segment, which is the consolidated company as a whole. We record inter-subsidiary revenues and costs for transfer pricing purposes related to income tax planning.

Segment information for these geographic areas is as follows:

	For the Three Months Ended March 31,
Revenues	2024	2023
Revenue from external customers
Canada	$1,820,716	$2,136,204
United States	11,820,424	12,548,424
Inter-subsidiary revenue
Canada	3,657,599	1,908,921
United States	1,916	1,713
Inter-subsidiary eliminations	(3,659,515)	(1,910,634)
Total Revenue	$13,641,140	$14,684,628

	For the Three Months Ended March 31,
Income from Operations	2024	2023
Canada	$989,831	$716,764
United States	747,258	2,589,036
Total Income from Operations	1,737,089	3,305,800
Gain on sale of fixed assets	44,821	53,075
Other expense	(23,339)	(9,553)
Interest income	71,897	58,047
Interest expense	(2,945)	(933)
Income before income taxes	$1,827,523	$3,406,436

	As of
Long-Lived Assets	March 31, 2024	December 31, 2023
Canada	$4,858,130	$5,024,824
United States	6,770,932	6,190,455
Total Consolidated	$11,629,062	$11,215,279

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued.

On April 9, 2024, the Compensation Committee approved the 2024 Executive Incentive Plan (the “2024 EIP”) for Messrs. Oviatt, Tidball, and Fisher. The 2024 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2024. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the 2023 Plan. In addition to the 2024 EIP, the Board also approved as a long-term incentive plan the grants of a restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the 2023 Plan (the “2024 LTIP”).

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
2024 EIP

Under the terms of the 2024 EIP, each participating executive officer has been assigned a target incentive compensation amount for fiscal 2024. The target incentive compensation amount for Mr. Oviatt is equal to 65% of his base salary as of December 31, 2024, the target incentive compensation amount for Mr. Tidball is equal to 65% of his base salary as of December 31, 2024, and the target incentive compensation for Mr. Fisher is equal to 40% of his base salary as of December 31, 2024. Under no circumstance can the participants receive more than two times the assigned target incentive compensation.

Participants will be eligible to receive incentive compensation based upon reaching or exceeding performance goals established by the Compensation Committee for fiscal 2024. The performance goals in the 2024 EIP are based on the Company’s total revenue, EBITDA, and two non-financial factors including strategic growth initiatives and safety and other. Each of the revenue, EBITDA, and strategic growth initiatives performance goals will be weighted 30% while the safety and other goal will be weighted 10% in calculating incentive compensation amounts.

The incentive compensation amounts earned under the 2024 EIP, if any, will be paid 50% in cash and 50% in shares of restricted stock under the 2023 Plan. In no event shall the total award exceed 200% of the target incentive compensation amount for each participant, or exceed any limitations otherwise set forth in the 2023 Plan. The actual incentive compensation amounts, if any, will be determined by the Compensation Committee upon the completion of fiscal 2024 reporting period and paid by March 15, 2025, subject to all applicable tax withholding.

2024 LTIP

The 2024 LTIP consists of total awards of up to 204,651 restricted stock units (“Units”) to Mr. Oviatt, up to 204,651 Units to Mr. Tidball, and up to 36,195 Units to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2024 LTIP Restricted Stock Unit Award Agreements”) entered between the Company and each participant. One such agreement covers 33% of each award recipient’s Units that are subject to time-based vesting, and the other such agreement covers the remaining 67% of such award recipient’s Units that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested Unit. The vesting period of the 2024 LTIP began on January 1, 2024 and terminates on December 31, 2026 (the “2024 LTIP Performance Vesting Date”).

The Units subject to time-based vesting, including 68,217 Units to Mr. Oviatt, 68,217 Units for Mr. Tidball, and 12,065 Units to Mr. Fisher, will vest in three equal and annual installments beginning January 1, 2024 and ending on December 31, 2026 if the award recipients’ employment continues with the Company through such dates.

The performance-vesting Units, including up to 136,434 Units for Mr. Oviatt, 136,434 Units for Mr. Tidball, and 24,130 Units to Mr. Fisher, may vest over a three-year performance period beginning January 1, 2024 (the “2024 LTIP Performance Period”) based upon the following Company performance metrics:

Performance Metrics	Weight	Target	Above Target	Outstanding
Total Shareholder Return (based on the Company’s closing price of its common stock at the end of the 2024 LTIP Performance Period relative to its closing price as of the last trading day in 2023)	1/3	26.0%	47.9%	77.5%
Relative Total Shareholder Return (based on the Company’s ranked performance in closing stock price growth relative to a peer group of companies during the 2024 LTIP Performance Period)	1/3	Third Quartile	Second Quartile	First Quartile
EBITDA as a Percentage of Total Revenue	1/3	17.5%	20.0%	22.5%

One-third of such performance-vesting Units, consisting of 45,477 Units for Mr. Oviatt, 45,477 Units for Mr. Tidball, and 8,043 Units for Mr. Fisher, may vest for each of the three performance metrics identified in the table above. The number of Units that will vest for each performance metric on the 2024 LTIP Performance Vesting Date shall be determined as follows:
a.if the “Target” level for such performance metric is not achieved, none of the Units relating to such performance metric will vest;

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
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

The foregoing summary of the 2024 EIP and the 2024 LTIP Restricted Stock Unit Award Agreements relating to the 2024 LTIP is qualified in its entirety by the text of the 2024 EIP and each of the 2024 LTIP Restricted Stock Unit Award Agreements, which were filed as exhibits to this Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three-month periods ended March 31, 2024 and 2023. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2023.

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

Our systems and solutions have been widely adopted by exploration and production companies (E&P), midstream operators, pipeline operators, as well as downstream transmission and utility providers. Our customers include Antero, ATCO, Chesapeake, Chevron, CNRL, ConocoPhillips, Devon Energy, Dominion Energy, EQT, Kinder Morgan, National Grid, Ovintiv, Oxy, Range Resources, Williams, XTO, and others. Our systems have also been sold and installed in other parts of the world including many countries in South America, Europe, Africa, the Middle East, and Asia. Though firmly established and primarily focused on North American oil and gas markets, we continue to invest in expansion efforts in developing sales in diversified industries where we can utilize our combustion technology.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total Revenues	$13,641,140	$14,495,724	$14,943,899	$14,558,922	$14,684,628
Gross Profit Percentage	49.5%	53.9%	50.0%	50.9%	53.3%
Operating Expenses	$5,019,683	$5,026,596	$4,933,479	$4,190,535	$4,527,308
Income from Operations	$1,737,089	$2,780,784	$2,543,605	$3,223,665	$3,305,801
Net Income	$1,434,375	$3,290,545	$2,039,389	$2,857,158	$2,589,621
Operating Cash Flow	$(2,692,138)	$4,395,818	$885,573	$1,260,879	$521,780

Revenues for the quarter ended March 31, 2024 decreased by 7% or $1,043,488 compared to the quarter ended March 31, 2023, due to decreases in North America rig count and lower natural gas prices. The first quarter of 2024 weekly average rig count for North America was 810 compared to 977 in the same period of last year. Average natural gas prices have decreased 19% in the first quarter of 2024 compared to the same period in the prior year. As indicated by these industry trends, overall customer demand for hydrocarbons decreased during the quarter ended March 31, 2024 which caused a decrease in revenue for Profire.

Revenues for the quarter ended March 31, 2024 decreased by 6% or $854,584 compared to the quarter ended December 31, 2023, also due to the lower natural gas prices in the first quarter of 2024.

Our gross profit margin for the first quarter of 2024 was down 3.8% from the same quarter of last year and down 4.4% from quarter ended December 31, 2023. The gross margin percentage was impacted by normal fluctuations in product, service and customer mix.

Operating expenses for the quarter ended March 31, 2024 increased $492,375 from the same quarter of last year, due primarily to increases in headcount and cost inflation across the business. Operating expenses for the quarter ended March 31, 2024 were roughly flat with the prior quarter ended December 31, 2023.

Due to the factors discussed above, we reported income from operations of $1,737,089 for the quarter ended March 31, 2024 compared to income from operations of $3,305,801 for the same quarter in 2023 and income from operations of $2,780,784 in the quarter ended December 31, 2023.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $1,434,375 for the quarter ended March 31, 2024 compared to net income of $2,589,621 for the same quarter in 2023 and net income of $3,290,545 in the quarter ended December 31, 2023.

The Company used operating cash of $2,692,138 during the quarter ended March 31, 2024 compared to operating cash flows of $521,780 during the same quarter of 2023 and operating cash flows of $4,395,818 in the quarter ended December 31, 2023. The fluctuations in operating cash flows are due primarily to the changes in net income and working capital balances.

Liquidity and Capital Resources

Working capital at March 31, 2024 was $36,521,702 compared to $35,377,246 at December 31, 2023.

Our liquidity position is impacted by operating, investing and financing activities. During the three months ended March 31, 2024, we used $2,692,138 of cash from operating activities, primarily due to a decrease in net income, purchases of inventory and payment of income taxes and other liabilities. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the three months ended March 31, 2024, we used $531,267 of cash from investing activities to purchase property and equipment. Investing activity trends consist of changes in the mix of our investment portfolio and purchases or sales of fixed assets. During the three months ended March 31, 2024, we used $318,808 of cash in financing activities, primarily related to taxes paid on employee stock award settlements during the quarter. Financing activity trends consist of transactions related to equity awards. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of March 31, 2024, we held $16,233,347 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us that may have a material impact on us, and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2023, which risks could materially affect our business, financial condition, or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material, adverse effect on our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit 10.1*+	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Ryan Oviatt dated April 9, 2024

Exhibit 10.2*+	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Ryan Oviatt dated April 9, 2024

Exhibit 10.3*+	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Cameron Tidball dated April 9, 2024

Exhibit 10.4*+	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Cameron Tidball dated April 9, 2024

Exhibit 10.5*+	Restricted Stock Unit Award Agreement (Performance Vesting) between Profire Energy and Patrick Fisher dated April 9, 2024

Exhibit 10.6*+	Restricted Stock Unit Award Agreement (Time Vesting) between Profire Energy and Patrick Fisher dated April 9, 2024

Exhibit 10.7*+	Profire Energy, Inc. 2024 Executive Incentive Plan

Exhibit 31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Ryan W. Oviatt

Exhibit 31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) Cameron M. Tidball

Exhibit 31.3*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Ryan W. Oviatt, Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

+ Indicates Management contract, compensatory plan, or arrangement with the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIRE ENERGY, INC.

Date:	May 8, 2024	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	May 8, 2024	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer