Form 10-Q
period 2024-06-30
PROFIRE ENERGY INC
filed 2024-08-07
CIK 1289636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 6, 2024, the registrant had 53,589,902 shares of common stock issued and 46,825,381 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,920,732	$10,767,519
Short-term investments	3,633,333	2,799,539
Accounts receivable, net	14,158,647	14,013,740
Inventories, net (note 3)	16,059,628	14,059,656
Prepaid expenses and other current assets (note 4)	3,041,359	2,832,262
Total Current Assets	45,813,699	44,472,716
LONG-TERM ASSETS
Net deferred tax asset	489,360	496,785
Long-term investments	5,888,449	6,425,582
Lease right-of-use asset (note 6)	406,852	432,907
Property and equipment, net	11,194,296	10,782,372
Intangible assets, net	1,025,345	1,104,102
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	21,583,683	21,821,129
TOTAL ASSETS	$67,397,382	$66,293,845

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,645,228	$2,699,556
Accrued liabilities (note 5)	4,448,655	4,541,820
Current lease liability (note 6)	138,552	130,184
Income taxes payable	374,384	1,723,910
Total Current Liabilities	6,606,819	9,095,470
LONG-TERM LIABILITIES
Net deferred income tax liability	50,705	52,621
Long-term lease liability (note 6)	276,186	307,528
TOTAL LIABILITIES	6,933,710	9,455,619

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 53,589,902 issued and 47,212,748 outstanding at June 30, 2024, and 53,047,231 issued and 46,803,868 outstanding at December 31, 2023	53,592	53,048
Treasury stock, at cost	(9,514,893)	(9,324,272)
Additional paid-in capital	33,375,359	32,751,749
Accumulated other comprehensive loss	(3,149,889)	(2,844,702)
Retained earnings	39,699,503	36,202,403
TOTAL STOCKHOLDERS' EQUITY	60,463,672	56,838,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,397,382	$66,293,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(See Note 1)		(See Note 1)
REVENUES (note 8)
Sales of products, net	$13,725,996	$13,719,559	$26,417,800	$27,477,907
Sales of services, net	1,434,517	840,693	2,383,853	1,765,643
Total Revenues	15,160,513	14,560,252	28,801,653	29,243,550

COST OF SALES
Cost of sales - products	6,441,389	6,386,849	12,536,394	12,491,024
Cost of sales - services	859,550	758,958	1,648,914	1,504,972
Total Cost of Sales	7,300,939	7,145,807	14,185,308	13,995,996

GROSS PROFIT	7,859,574	7,414,445	14,616,345	15,247,554

OPERATING EXPENSES
General and administrative	4,817,648	3,857,580	9,372,976	7,967,609
Research and development	300,578	192,864	615,069	467,253
Depreciation and amortization	149,808	140,093	299,668	282,981
Total Operating Expenses	5,268,034	4,190,537	10,287,713	8,717,843

INCOME FROM OPERATIONS	2,591,540	3,223,908	4,328,632	6,529,711

OTHER INCOME (EXPENSE)
Gain on sale of property and equipment	92,068	181,343	136,889	234,418
Other expense	3,047	(36,866)	(20,295)	(46,423)
Interest income	83,347	123,654	155,244	181,701
Interest expense	(2,657)	(854)	(5,602)	(1,787)
Total Other Income	175,805	267,277	266,236	367,909

INCOME BEFORE INCOME TAXES	2,767,345	3,491,185	4,594,868	6,897,620

INCOME TAX EXPENSE	(704,620)	(634,028)	(1,097,768)	(1,450,842)

NET INCOME	$2,062,725	$2,857,157	$3,497,100	$5,446,778

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$(126,084)	$278,328	$(370,885)	$272,804
Unrealized gains on investments	54,632	(30,416)	65,698	45,871
Total Other Comprehensive Income (Loss)	(71,452)	247,912	(305,187)	318,675

COMPREHENSIVE INCOME	$1,991,273	$3,105,069	$3,191,913	$5,765,453

BASIC EARNINGS PER SHARE	$0.04	$0.06	$0.07	$0.12
FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.06	$0.07	$0.11

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	47,119,403	47,393,768	47,002,139	47,284,749
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	49,123,026	49,473,080	49,005,378	49,349,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	46,803,868	$53,048	$32,751,749	$(2,844,702)	$(9,324,272)	$36,202,403	$56,838,226
Stock based compensation	—	—	197,443	—	—	—	197,443
Stock issued in exercise of stock options	3,869	4	846	—	—	—	850
Stock issued in settlement of RSUs and accrued bonuses	286,489	288	324,127	—	—	—	324,415
Tax withholdings paid related to stock based compensation	—	—	(308,090)	—	—	—	(308,090)
Foreign currency translation	—	—	—	(244,801)	—	—	(244,801)
Unrealized gains on investments	—	—	—	11,066	—	—	11,066
Net income	—	—	—	—	—	1,434,375	1,434,375
Balance, March 31, 2024	47,094,226	$53,340	$32,966,075	$(3,078,437)	$(9,324,272)	$37,636,778	$58,253,484
Stock based compensation	—	—	375,062	—	—	—	375,062
Stock issued in exercise of stock options	57,982	58	45,223	—	—	—	45,281
Stock issued in settlement of RSUs	194,331	194	(194)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(10,807)	—	—	—	(10,807)
Treasury stock repurchased	(133,791)	—	—	—	(190,621)	—	(190,621)
Foreign currency translation	—	—	—	(126,084)	—	—	(126,084)
Unrealized gains on investments	—	—	—	54,632	—	—	54,632
Net income	—	—	—	—	—	2,062,725	2,062,725
Balance, June 30, 2024	47,212,748	$53,592	$33,375,359	$(3,149,889)	$(9,514,893)	$39,699,503	$60,463,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	47,105,771	$52,144	$31,737,843	$(3,294,873)	$(7,336,323)	$25,425,689	$46,584,480
Stock based compensation	—	—	223,047	—	—	—	223,047
Stock issued in settlement of RSUs and accrued bonuses	246,116	247	378,279	—	—	—	378,526
Tax withholdings paid related to stock based compensation	—	—	(242,506)	—	—	—	(242,506)
Foreign currency translation	—	—	—	(5,524)	—	—	(5,524)
Unrealized gains on investments	—	—	—	76,287	—	—	76,287
Net income	—	—	—	—	—	2,589,621	2,589,621
Balance, March 31, 2023	47,351,887	$52,391	$32,096,662	$(3,224,110)	$(7,336,323)	$28,015,310	$49,603,930
Stock based compensation	—	—	360,446	—	—	—	360,446
Stock issued in exercise of stock options	82,450	83	65,252	—	—	—	65,335
Stock issued in settlement of RSUs	187,296	188	(188)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(7,175)	—	—	—	(7,175)
Treasury stock repurchased	(47,073)	—	—	—	(57,958)	—	(57,958)
Foreign currency translation	—	—	—	278,328	—	—	278,328
Unrealized losses on investments	—	—	—	(30,416)	—	—	(30,416)
Net income	—	—	—	—	—	2,857,157	2,857,157
Balance, June 30, 2023	47,574,560	$52,662	$32,514,997	$(2,976,198)	$(7,394,281)	$30,872,467	$53,069,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$3,497,100	$5,446,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	539,091	547,996
Gain on sale of property and equipment	(136,889)	(234,418)
Bad debt expense	134,047	378,753
Stock awards issued for services	572,505	583,493
Changes in operating assets and liabilities:
Accounts receivable	(70,936)	(3,034,236)
Income taxes receivable/payable	(1,344,767)	682,284
Inventories	(2,077,251)	(2,662,032)
Prepaid expenses and other current assets	(266,714)	(51,121)
Deferred tax asset/liability	7,158	205,571
Accounts payable and accrued liabilities	(1,069,176)	(80,409)
Net Cash Provided by (Used in) Operating Activities	(215,832)	1,782,659

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	202,553	309,493
Purchase of investments	(230,362)	(405,578)
Purchase of property and equipment	(1,069,555)	(607,248)
Net Cash Used in Investing Activities	(1,097,364)	(703,333)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(316,816)	(248,958)
Cash received in exercise of stock options	35,325	65,335
Purchase of treasury stock	(190,620)	(57,957)
Principal paid toward lease liability	(22,037)	(13,972)
Net Cash Used in Financing Activities	(494,148)	(255,552)

Effect of exchange rate changes on cash	(39,443)	37,740

NET CHANGE IN CASH	(1,846,787)	861,514
CASH AT BEGINNING OF PERIOD	10,767,519	7,384,578
CASH AT END OF PERIOD	$8,920,732	$8,246,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$5,602	$1,787
Income taxes	$2,457,245	$576,750
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$324,415	$378,526
Common stock issued for stock options	$46,131	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2024 and 2023

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) which are necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at June 30, 2024 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023 ("Form 10-K").  The results of operations for the three- and six-month periods ended June 30, 2024 and 2023 are not necessarily indicative of the operating results for the full years. Certain amounts in the accompanying June 30, 2023 condensed consolidated statement of income and comprehensive income (loss) and footnotes have been reclassified to conform to the June 30, 2024 presentation.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2024 and 2023
NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	June 30, 2024	December 31, 2023
Raw materials	$456,571	$338,539
Finished goods	16,050,517	14,171,616
Subtotal	16,507,088	14,510,155
Reserve for obsolescence	(447,460)	(450,499)
Total	$16,059,628	$14,059,656

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	June 30, 2024	December 31, 2023
Prepaid inventory	$2,433,206	$1,944,942
Accrued receivables	39,355	119,035
Prepaid insurance	155,386	351,273
Interest receivables	73,112	81,868
Other	340,300	335,144
Total	$3,041,359	$2,832,262

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	June 30, 2024	December 31, 2023
Employee-related payables	$1,881,365	$2,910,801
Deferred revenue	1,012,775	780,428
Inventory-related payables	1,153,397	400,701
Tax-related payables	90,956	119,188
Warranty liabilities	87,284	108,930
Other	222,878	221,772
Total	$4,448,655	$4,541,820

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2024 and 2023
NOTE 6 – LEASES

	As of
Components of lease right-of-use assets and liabilities	June 30, 2024	December 31, 2023
Financing lease right-of-use assets	$81,284	$106,402
Operating lease right-of-use assets	325,568	326,505
Total Lease right-of-use assets	$406,852	$432,907

Financing current lease liability	$40,045	$47,492
Operating current lease liability	98,507	82,692
Total Current lease liability	$138,552	$130,184

Financing long-term lease liability	$46,876	$63,393
Operating long-term lease liability	229,310	244,135
Total Long-term lease liability	$276,186	$307,528

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases, and the typical term is between 36 and 60 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for the purpose of determining our lease liabilities. The weighted average discount rate applied to our financing leases was 4.50% through 2023 and is 7.5% in 2024, and the weighted average remaining lease term is 2.2 years.

The following table shows the components of financing lease cost:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Financing Lease Cost	2024	2023	2024	2023
Amortization of right-of-use assets	$12,559	$7,240	$25,118	$14,478
Interest on lease liabilities	2,657	854	5,602	1,787
Total financing lease cost	$15,216	$8,094	$30,720	$16,265

We lease two warehouse spaces, one with a two-year lease, and another with a four-year lease, both of which are recorded as operating leases. The weighted average discount rate applied to our operating leases was 4.5% through 2023 and is 7.5% in 2024, and the weighted average remaining lease term is 3.2 years. The remainder of our office space leases are considered to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. Operating lease expense recognized during the three- and six-months ended June 30, 2024 and June 30, 2023 was $38,423 and $18,352, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2024 and 2023

As of June 30, 2024, maturities of lease liabilities are as follows:

Years ending December 31,	Amount
2024	$83,344
2025	152,678
2026	123,768
2027	91,097
2028	—
Thereafter	—
Total future minimum lease payments	$450,887
Less: Amount representing interest	36,149
Present value of future payments	$414,738
Current portion	$138,552
Long-term portion	$276,186

NOTE 7 – STOCKHOLDERS' EQUITY

As of June 30, 2024 and December 31, 2023, the Company held 6,377,154 and 6,243,363 shares of its common stock in treasury at a total cost of $9,514,893 and $9,324,272, respectively.

On May 22, 2024, the Company announced that its Board of Directors (the "Board") had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through June 30, 2025. Purchases under the program will be made at the discretion of management pursuant to a Rule 10b5-1 plan. The size and timing of any purchases were and will be dependent on price, market and business conditions and other factors.

On May 9, 2023, the Company announced that the Board had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through April 30, 2024. Purchases under the program were made at the discretion of management pursuant to a Rule 10b5-1 plan. The size and timing of any purchases were dependent on price, market and business conditions and other factors. As of December 2023, the Company had spent the full allotment under this program.

As of June 30, 2024, the Company had 889,722 restricted stock units ("RSUs"), 1,049,336 performance-based RSUs, and 126,000 stock options outstanding with $1,177,115 in remaining compensation expense to be recognized over the next 1.6 years. See further details below about certain subsets of these outstanding equity-based awards.

On June 12, 2024, pursuant to the annual renewal of director compensation, the Board approved a grant of 192,699 RSUs to the Company's independent directors. Half of the RSUs vested immediately on the date of grant and the remaining 50% of the RSUs will vest on the first anniversary of the grant date or at the Company's next annual meeting of stockholders, whichever is earlier. The awards will result in total compensation expense of approximately $264,000 to be recognized over the vesting period.

On April 9, 2024, the Compensation Committee of the Board (the "Compensation Committee") approved the 2024 Executive Incentive Plan (the “2024 EIP”) for Ryan W. Oviatt, the Company's Co-CEO, Co-President, and CFO, Cameron M. Tidball, the Company's Co-CEO and Co-President, and Patrick D. Fisher, the Company's Vice President of Product Development. The 2024 EIP provides for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2024. If earned, the incentive compensation will be payable in cash and stock, and the stock portion of the incentive compensation is intended to constitute an award under the Company's 2023 Equity Incentive Plan (the "2023 Plan"). In addition to the 2024 EIP, the Board also approved as a long-term incentive plan the grants of a restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher pursuant to the 2023 Plan (the “2024 LTIP”).

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2024 and 2023

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
For the Six Months Ended June 30, 2024 and 2023
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

The foregoing summary of the 2024 EIP and the 2024 LTIP Restricted Stock Unit Award Agreements relating to the 2024 LTIP is qualified in its entirety by the text of the 2024 EIP and each of the 2024 LTIP Restricted Stock Unit Award Agreements, which were filed as exhibits to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.

2023 RSUs

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

2023 EIP and LTIP

On April 25, 2023, the Compensation Committee approved the 2023 Executive Incentive Plan (the “2023 EIP”) for Messrs. Oviatt, Tidball, and Fisher. The 2023 EIP provided for the potential award of incentive compensation to the participants based on the Company’s financial performance in fiscal 2023. The incentive compensation was payable in cash and stock, and the stock portion of the incentive compensation constituted an award under the 2023 Plan.

Participants were eligible to receive incentive compensation based upon reaching or exceeding performance goals established by the Compensation Committee for fiscal 2023. The performance goals in the 2023 EIP were based on the Company’s total revenue, EBITDA, and two non-financial factors including revenue source diversification and safety and environmental performance. Each of the revenue, EBITDA, and revenue diversification performance goals were weighted 30% while the safety and environment goal was weighted 10% in calculating incentive compensation amounts.

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
For the Six Months Ended June 30, 2024 and 2023

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

2022 LTIP

On April 6, 2022, the Compensation Committee approved as a long-term incentive plan the grants of restricted stock unit awards to Messrs. Oviatt, Tidball, and Fisher (the "2022 LTIP") pursuant to the Company's 2014 Equity Incentive Plan, as amended (the “2014 Plan”). The 2022 LTIP consists of total awards of up to 230,232 RSUs to Mr. Oviatt, up to 230,232 RSUs to Mr. Tidball, and up to 43,023 RSUs to Mr. Fisher, pursuant to two separate restricted stock unit award agreements (collectively, the “2022 LTIP Restricted Stock Unit Award Agreements”) entered into between the Company and each participant. One such agreement covers the 33% of each award recipient’s RSUs that are subject to time-based vesting, and the other such agreement covers the remaining 67% of such award recipient’s RSUs that may vest based on performance metrics. Upon vesting, the award agreements entitle the award recipients to receive one share of the Company’s common stock for each vested unit. The vesting period of the 2022 LTIP began on January 1, 2022 and terminates on December 31, 2024 (the “2022 LTIP Performance Vesting Date”).

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
For the Six Months Ended June 30, 2024 and 2023

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
For the Six Months Ended June 30, 2024 and 2023
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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of June 30, 2024.

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

Disaggregation of Revenue

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2024 and 2023

We consider all revenue recognized in the income statement to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Electronics	$5,582,898	$5,530,863	$10,959,655	$11,616,476
Manufactured	3,244,792	3,272,774	6,270,972	6,397,599
Re-Sell	4,898,306	4,915,922	9,187,173	9,463,832
Service	1,434,517	840,693	2,383,853	1,765,643
Total Revenue	$15,160,513	$14,560,252	$28,801,653	$29,243,550

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended June 30,
	2024			2023
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$2,062,725	47,119,403	$0.04	$2,857,157	47,393,768	$0.06

Effect of Dilutive Securities
Stock options & RSUs	—	2,003,623		—	2,079,312

Diluted EPS
Net income available to common stockholders + assumed conversions	$2,062,725	49,123,026	$0.04	$2,857,157	49,473,080	$0.06

	For the Six Months Ended June 30,
	2024			2023
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$3,497,100	47,002,139	$0.07	$5,446,778	47,284,749	$0.12

Effect of Dilutive Securities
Stock options & RSUs	—	2,003,239		—	2,064,739

Diluted EPS
Net income available to common stockholders + assumed conversions	$3,497,100	49,005,378	$0.07	$5,446,778	49,349,488	$0.11

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2024 and 2023

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2024 and 2023
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

Segment information for these geographic areas is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2024	2023	2024	2023
Revenue from external customers
Canada	$1,762,512	$2,050,148	$3,583,228	$4,186,352
United States	13,398,001	12,510,104	25,218,425	25,057,198
Inter-subsidiary revenue
Canada	2,401,108	1,534,778	6,058,708	3,443,700
United States	1,757	1,557	3,672	3,270
Inter-subsidiary eliminations	-2,402,865	-1,536,335	(6,062,380)	(3,446,970)
Total Revenue	$15,160,513	$14,560,252	$28,801,653	$29,243,550

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income from Operations	2024	2023	2024	2023
Canada	$598,404	$582,066	$1,588,238	$1,298,832
United States	1,993,136	2,641,842	2,740,394	5,230,879
Total Income from Operations	2,591,540	3,223,908	4,328,632	6,529,711
Gain on sale of property and equipment	92,068	181,343	136,889	234,418
Other expense	3,047	(36,866)	(20,295)	(46,423)
Interest income	83,347	123,654	155,244	181,701
Interest expense	(2,657)	(854)	(5,602)	(1,787)
Income before income taxes	$2,767,345	$3,491,185	$4,594,868	$6,897,620

			As of
Long-Lived Assets			June 30, 2024	December 31, 2023
Canada			$4,750,336	$5,024,824
United States			6,850,812	6,190,455
Total Consolidated			$11,601,148	$11,215,279

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three- and six-month periods ended June 30, 2024 and 2023. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Total Revenues	$15,160,513	$13,641,140	$14,495,724	$14,943,899	$14,558,922
Gross Profit Percentage	51.8%	49.5%	53.9%	50.0%	50.9%
Operating Expenses	$5,268,034	$5,019,681	$5,026,596	$4,933,479	$4,190,535
Income from Operations	$2,591,540	$1,737,090	$2,780,784	$2,543,360	$3,223,910
Net Income	$2,062,725	$1,434,373	$3,290,546	$2,039,389	$2,857,158
Operating Cash Flow	$2,476,306	$(2,692,138)	$4,395,818	$885,573	$1,260,879

Revenues for the quarter ended June 30, 2024 increased by 4% or $601,591 compared to the quarter ended June 30, 2023, due to increases in oil prices, which drives investment in equipment and technology by oil field operators. The second quarter of 2024 average oil price was $81.81 compared to $73.54 in the same period of last year. As indicated by these industry trends, overall customer demand for hydrocarbons increased during the quarter ended June 30, 2024 which caused an increase in revenue for Profire.

Revenues for the quarter ended June 30, 2024 increased by 11% or $1,519,373 compared to the quarter ended March 31, 2024, also due to the higher oil and natural gas prices in the second quarter of 2024.

Our gross profit margin for the second quarter of 2024 was up 0.9% from the same quarter of last year and up 2.3% from quarter ended March 31, 2024. The gross margin percentage was impacted by normal fluctuations in product, service and customer mix.

Operating expenses for the quarter ended June 30, 2024 increased $1,077,499 from the same quarter of last year, due to increases in headcount and cost inflation across the business. Operating expenses in the prior year quarter ended June 30, 2023 were also lower from receipt of the employee retention payroll tax credit, that became available to the Company through the CARES Act which reduced payroll tax expense in the quarter by $760,000. Operating expenses for the quarter ended June 30, 2024 increased $248,353 from the prior quarter ended March 31, 2024 primarily due to increases in headcount and labor related costs.

Due to the factors discussed above, we reported income from operations of $2,591,540 for the quarter ended June 30, 2024 compared to income from operations of $3,223,910 for the same quarter in 2023 and income from operations of $1,737,090 in the quarter ended March 31, 2024.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $2,062,725 for the quarter ended June 30, 2024 compared to net income of $2,857,158 for the same quarter in 2023 and net income of $1,434,373 in the quarter ended March 31, 2024.

The Company generated operating cash of $2,476,306 during the quarter ended June 30, 2024 compared to operating cash flows of $1,260,879 during the same quarter of 2023 and use of operating cash of $2,692,138 in the quarter ended March 31, 2024. The fluctuations in operating cash flows are due primarily to the changes in net income and working capital balances.

Comparison of the six months ended June 30, 2024 and 2023

The table below presents certain financial data comparing the six months ended June 30, 2024 to the same period ended June 30, 2023:

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Total Revenues	$28,801,653	$29,243,550	$(441,897)	(1.5)%
Gross Profit Percentage	50.7%	52.1%		(1.4)%
Operating Expenses	$10,287,713	$8,717,843	$1,569,870	18.0%
Income from Operations	$4,328,632	$6,529,711	$(2,201,079)	(33.7)%
Net Income	$3,497,100	$5,446,778	$(1,949,678)	(35.8)%
Operating Cash Flow	$(215,832)	$1,782,659	$(1,998,491)	112.1%

Revenues during the six-month period ended June 30, 2024, decreased 1.5% compared to the same period of last year. The decrease in revenue was driven by decreases in the weekly average rig count for North America and decreases in natural gas prices. For the six months ended June 30, 2024, the weekly average rig count for North America was 763 compared to 896 in the same period of last year. Although rig counts and natural gas prices are lower than they were in the prior year period, they remain strong and have contributed to ongoing investments in new technology by E&P operators over the past year. Our gross profit percentage decreased by 1.4% during the six months ended June 30, 2024 compared to the same period in 2023, primarily due to changes in product mix and reduced fixed cost coverage from a slightly lower revenue base. Operating expenses increased 18.0% due to increases in headcount, general cost inflation in the current year, and the employee retention payroll tax credit in the prior year six-month period noted above. Due to the decrease in revenue and gross margin, which combined with the increase in operating expenses, we recognized net income of $3,497,100 for the six months ended June 30, 2024 compared to net income of $5,446,778 for the same period in 2023. The Company used operating cash flows of $215,832 during the six-month period ended June 30, 2024 compared to generating operating cash flows of $1,782,659 during the six-month period ended June 30, 2023 due to the changes in net income and working capital balances.

Liquidity and Capital Resources

Working capital at June 30, 2024 was $39,206,880 compared to $35,377,246 at December 31, 2023.

Our liquidity position is impacted by operating, investing and financing activities. During the six months ended June 30, 2024, we used $215,832 of cash from operating activities, primarily due to a decrease in net income, purchases of inventory and payment of income taxes and other liabilities. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the six months ended June 30, 2024, we used $1,097,364 of cash from investing activities to purchase property and equipment. Investing activity trends consist of changes in the mix of our investment portfolio and purchases or sales of fixed assets. During the six months ended June 30, 2024, we used $494,148 of cash in financing activities, primarily related to taxes paid on employee stock award settlements during the quarter. Financing activity trends consist of transactions related to equity awards. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of June 30, 2024, we held $18,442,514 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended June 30, 2024. The table below sets forth additional information regarding our share repurchases during the three months ended June 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April	—	—	—	—
May	—	—	—	2,000,000
June	133,791	$1.42	133,791	$1,808,042
Total	133,791		133,791

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

PROFIRE ENERGY, INC.

Date:	August 7, 2024	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	August 7, 2024	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer