Form 10-Q
period 2024-09-30
PROFIRE ENERGY INC
filed 2024-11-06
CIK 1289636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 5, 2024, the registrant had 53,687,955 shares of common stock issued and 46,199,725 shares of common stock outstanding, par value $0.001.

PROFIRE ENERGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 Financial Information

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,963,892	$10,767,519
Short-term investments	2,338,259	2,799,539
Accounts receivable, net	16,431,559	14,013,740
Inventories, net (note 3)	17,188,656	14,059,656
Prepaid expenses and other current assets (note 4)	3,379,650	2,832,262
Total Current Assets	47,302,016	44,472,716
LONG-TERM ASSETS
Net deferred tax asset	436,578	496,785
Long-term investments	6,584,919	6,425,582
Lease right-of-use asset (note 6)	369,549	432,907
Property and equipment, net	11,330,713	10,782,372
Intangible assets, net	998,736	1,104,102
Goodwill	2,579,381	2,579,381
Total Long-Term Assets	22,299,876	21,821,129
TOTAL ASSETS	$69,601,892	$66,293,845

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,166,969	$2,699,556
Accrued liabilities (note 5)	4,728,919	4,541,820
Current lease liability (note 6)	136,739	130,184
Income taxes payable	542,393	1,723,910
Total Current Liabilities	7,575,020	9,095,470
LONG-TERM LIABILITIES
Net deferred income tax liability	53,318	52,621
Long-term lease liability (note 6)	241,793	307,528
TOTAL LIABILITIES	7,870,131	9,455,619

STOCKHOLDERS' EQUITY (note 7)
Preferred stock: $0.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized: 53,687,955 issued and 46,379,557 outstanding at September 30, 2024, and 53,047,231 issued and 46,803,868 outstanding at December 31, 2023	53,690	53,048
Treasury stock, at cost	(10,976,706)	(9,324,272)
Additional paid-in capital	33,675,391	32,751,749
Accumulated other comprehensive loss	(2,902,754)	(2,844,702)
Retained earnings	41,882,140	36,202,403
TOTAL STOCKHOLDERS' EQUITY	61,731,761	56,838,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,601,892	$66,293,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(See Note 1)		(See Note 1)
REVENUES (note 8)
Sales of products, net	$16,017,224	$14,085,028	$42,435,024	$41,562,935
Sales of services, net	1,180,729	858,871	3,564,582	2,624,514
Total Revenues	17,197,953	14,943,899	45,999,606	44,187,449

COST OF SALES
Cost of sales - products	7,881,956	6,666,949	20,418,350	19,157,973
Cost of sales - services	1,034,242	799,866	2,683,156	2,304,838
Total Cost of Sales	8,916,198	7,466,815	23,101,506	21,462,811

GROSS PROFIT	8,281,755	7,477,084	22,898,100	22,724,638

OPERATING EXPENSES
General and administrative	5,058,465	4,605,566	14,431,441	12,573,171
Research and development	337,597	182,253	952,666	649,506
Depreciation and amortization	135,541	145,662	435,209	428,644
Total Operating Expenses	5,531,603	4,933,481	15,819,316	13,651,321

INCOME FROM OPERATIONS	2,750,152	2,543,603	7,078,784	9,073,317

OTHER INCOME (EXPENSE)
Gain on sale of property and equipment	84,971	17,350	221,860	251,768
Other expense	8,973	19,718	(11,322)	(26,704)
Interest income	93,299	74,165	248,543	255,865
Interest expense	(2,358)	(4,438)	(7,960)	(6,226)
Total Other Income	184,885	106,795	451,121	474,703

INCOME BEFORE INCOME TAXES	2,935,037	2,650,398	7,529,905	9,548,020

INCOME TAX EXPENSE	(752,400)	(611,008)	(1,850,168)	(2,061,851)

NET INCOME	$2,182,637	$2,039,390	$5,679,737	$7,486,169

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	$139,211	$(301,642)	$(231,674)	$(28,838)
Unrealized gains (losses) on investments	107,924	(71,193)	173,622	(25,322)
Total Other Comprehensive Loss	247,135	(372,835)	(58,052)	(54,160)

COMPREHENSIVE INCOME	$2,429,772	$1,666,555	$5,621,685	$7,432,009

BASIC EARNINGS PER SHARE	$0.05	$0.04	$0.12	$0.16
FULLY DILUTED EARNINGS PER SHARE	$0.04	$0.04	$0.12	$0.15

BASIC WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	46,809,342	47,521,238	46,937,404	47,364,445
FULLY DILUTED WEIGHTED AVG NUMBER OF SHARES OUTSTANDING	48,739,900	49,504,024	48,867,962	49,314,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	46,803,868	$53,048	$32,751,749	$(2,844,702)	$(9,324,272)	$36,202,403	$56,838,226
Stock based compensation	—	—	197,443	—	—	—	197,443
Stock issued in exercise of stock options	3,869	4	846	—	—	—	850
Stock issued in settlement of RSUs and accrued bonuses	286,489	288	324,127	—	—	—	324,415
Tax withholdings paid related to stock based compensation	—	—	(308,090)	—	—	—	(308,090)
Foreign currency translation	—	—	—	(244,801)	—	—	(244,801)
Unrealized gains on investments	—	—	—	11,066	—	—	11,066
Net income	—	—	—	—	—	1,434,375	1,434,375
Balance, March 31, 2024	47,094,226	$53,340	$32,966,075	$(3,078,437)	$(9,324,272)	$37,636,778	$58,253,484
Stock based compensation	—	—	375,062	—	—	—	375,062
Stock issued in exercise of stock options	57,982	58	45,223	—	—	—	45,281
Stock issued in settlement of RSUs	194,331	194	(194)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(10,807)	—	—	—	(10,807)
Treasury stock repurchased	(133,791)	—	—	—	(190,621)	—	(190,621)
Foreign currency translation	—	—	—	(126,084)	—	—	(126,084)
Unrealized gains on investments	—	—	—	54,632	—	—	54,632
Net income	—	—	—	—	—	2,062,725	2,062,725
Balance, June 30, 2024	47,212,748	$53,592	$33,375,359	$(3,149,889)	$(9,514,893)	$39,699,503	$60,463,672
Stock based compensation	—	—	242,790	—	—	—	242,790
Stock issued in exercise of stock options	98,053	98	74,631	—	—	—	74,729
Stock issued in settlement of RSUs	—	—	—	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(17,389)	—	—	—	(17,389)
Treasury stock repurchased	(931,244)	—	—	—	(1,461,813)	—	(1,461,813)
Foreign currency translation	—	—	—	139,211	—	—	139,211
Unrealized gains on investments	—	—	—	107,924	—	—	107,924
Net income	—	—	—	—	—	2,182,637	2,182,637
Balance, September 30, 2024	46,379,557	$53,690	$33,675,391	$(2,902,754)	$(10,976,706)	$41,882,140	$61,731,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	47,105,771	$52,144	$31,737,843	$(3,294,873)	$(7,336,323)	$25,425,689	$46,584,480
Stock based compensation	—	—	223,047	—	—	—	223,047
Stock issued in settlement of RSUs and accrued bonuses	246,116	247	378,279	—	—	—	378,526
Tax withholdings paid related to stock based compensation	—	—	(242,506)	—	—	—	(242,506)
Foreign currency translation	—	—	—	(5,524)	—	—	(5,524)
Unrealized gains on investments	—	—	—	76,287	—	—	76,287
Net income	—	—	—	—	—	2,589,621	2,589,621
Balance, March 31, 2023	47,351,887	$52,391	$32,096,662	$(3,224,110)	$(7,336,323)	$28,015,310	$49,603,930
Stock based compensation	—	—	360,446	—	—	—	360,446
Stock issued in exercise of stock options	82,450	83	65,252	—	—	—	65,335
Stock issued in settlement of RSUs	187,296	188	(188)	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(7,175)	—	—	—	(7,175)
Treasury stock repurchased	(47,073)	—	—	—	(57,958)	—	(57,958)
Foreign currency translation	—	—	—	278,328	—	—	278,328
Unrealized losses on investments	—	—	—	(30,416)	—	—	(30,416)
Net income	—	—	—	—	—	2,857,157	2,857,157
Balance, June 30, 2023	47,574,560	$52,662	$32,514,997	$(2,976,198)	$(7,394,281)	$30,872,467	$53,069,647
Stock based compensation	—	—	294,899	—	—	—	294,899
Stock issued in exercise of stock options	289,803	290	177,521	—	—	—	177,811
Stock issued in settlement of RSUs	—	—	—	—	—	—	—
Tax withholdings paid related to stock based compensation	—	—	(253,348)	—	—	—	(253,348)
Treasury stock repurchased	(192,643)	—	—	—	(281,356)	—	(281,356)
Foreign currency translation	—	—	—	(301,642)	—	—	(301,642)
Unrealized losses on investments	—	—	—	(71,193)	—	—	(71,193)
Net income	—	—	—	—	—	2,039,390	2,039,390
Balance, September 30, 2023	47,671,720	$52,952	$32,734,069	$(3,349,033)	$(7,675,637)	$32,911,857	$54,674,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$5,679,737	$7,486,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	802,842	822,204
Gain on sale of property and equipment	(221,860)	(251,768)
Bad debt expense	209,177	420,883
Stock awards issued for services	815,295	878,392
Changes in operating assets and liabilities:
Accounts receivable	(2,353,006)	(2,360,696)
Income taxes receivable/payable	(1,178,904)	464,256
Inventories	(3,167,889)	(3,245,588)
Prepaid expenses and other current assets	(583,976)	(437,023)
Deferred tax asset/liability	61,953	466,398
Accounts payable and accrued liabilities	(286,109)	(1,574,995)
Net Cash Provided by (Used in) Operating Activities	(222,740)	2,668,232

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	316,095	328,350
Sale (purchase) of investments	476,281	(383,520)
Purchase of property and equipment	(1,403,525)	(974,070)
Net Cash Used in Investing Activities	(611,149)	(1,029,240)

FINANCING ACTIVITIES
Value of equity awards surrendered by employees for tax liability	(336,833)	(502,307)
Cash received in exercise of stock options	96,476	178,195
Purchase of treasury stock	(1,652,434)	(339,313)
Principal paid toward lease liability	(33,499)	(26,617)
Net Cash Used in Financing Activities	(1,926,290)	(690,042)

Effect of exchange rate changes on cash	(43,448)	5,335

NET CHANGE IN CASH	(2,803,627)	954,285
CASH AT BEGINNING OF PERIOD	10,767,519	7,384,578
CASH AT END OF PERIOD	$7,963,892	$8,338,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$7,960	$6,227
Income taxes	$3,107,899	$1,126,750
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in settlement of accrued bonuses	$324,415	$378,526
Common stock issued for stock options	$120,860	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2024 and 2023

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Except where the context otherwise requires, all references herein to the "Company," "Profire," "we," "us," "our," or similar words and phrases are to Profire Energy, Inc. and its wholly owned subsidiaries, taken together.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) which are necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at September 30, 2024 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023 ("Form 10-K").  The results of operations for the three- and nine-month periods ended September 30, 2024 and 2023 are not necessarily indicative of the operating results for the full years. Certain amounts in the accompanying September 30, 2023 condensed consolidated statement of income and comprehensive income and footnotes have been reclassified to conform to the September 30, 2024 presentation.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

This Organization and Summary of Significant Accounting Policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The Company's accounting policies conform to US GAAP.

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

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
NOTE 3 – INVENTORIES

Inventories consisted of the following at each balance sheet date:

	As of
	September 30, 2024	December 31, 2023
Raw materials	$306,725	$338,539
Finished goods	17,298,562	14,171,616
Subtotal	17,605,287	14,510,155
Reserve for obsolescence	(416,631)	(450,499)
Total	$17,188,656	$14,059,656

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at each balance sheet date:

	As of
	September 30, 2024	December 31, 2023
Prepaid inventory	$2,373,895	$1,944,942
Accrued receivables	48,367	119,035
Prepaid insurance	456,886	351,273
Interest receivables	65,806	81,868
Other	434,696	335,144
Total	$3,379,650	$2,832,262

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at each balance sheet date:

	As of
	September 30, 2024	December 31, 2023
Employee-related payables	$2,098,401	$2,910,801
Deferred revenue	725,527	780,428
Inventory-related payables	1,574,215	400,701
Tax-related payables	57,549	119,188
Warranty liabilities	102,071	108,930
Other	171,156	221,772
Total	$4,728,919	$4,541,820

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
NOTE 6 – LEASES

	As of
Components of lease right-of-use assets and liabilities	September 30, 2024	December 31, 2023
Financing lease right-of-use assets	$68,725	$106,402
Operating lease right-of-use assets	300,824	326,505
Total Lease right-of-use assets	$369,549	$432,907

Financing current lease liability	$36,304	$47,492
Operating current lease liability	100,435	82,692
Total Current lease liability	$136,739	$130,184

Financing long-term lease liability	$38,191	$63,393
Operating long-term lease liability	203,602	244,135
Total Long-term lease liability	$241,793	$307,528

We have leases for office equipment and office space. The leases for office equipment are classified as financing leases, and the typical term is between 36 and 60 months. We have the option to extend most office equipment leases, but we do not intend to do so. Accordingly, no extensions have been recognized in the right-of-use asset or lease liability. The office equipment lease payments are not variable, and the lease agreements do not include any non-lease components, residual value guarantees, or restrictions. There are no interest rates implicit in the office equipment lease agreements, so we have used our incremental borrowing rate to determine the discount rate to be applied to our financing leases for the purpose of determining our lease liabilities. The weighted average discount rate applied to our financing leases was 4.50% through 2023 and is 7.5% in 2024, and the weighted average remaining lease term is 2.1 years.

The following table shows the components of financing lease cost:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Financing Lease Cost	2024	2023	2024	2023
Amortization of right-of-use assets	$12,559	$14,332	$37,677	$28,811
Interest on lease liabilities	2,358	4,438	7,960	6,226
Total financing lease cost	$14,917	$18,770	$45,637	$35,037

We lease two warehouse spaces, one with a two-year lease, and another with a four-year lease, both of which are recorded as operating leases. The weighted average discount rate applied to our operating leases was 4.5% through 2023 and is 7.5% in 2024, and the weighted average remaining lease term is 3.0 years. The remainder of our office space leases are considered to be short-term, and we have elected not to recognize those on our balance sheet under the short-term recognition exemption. Operating lease expense recognized during the three- and nine-months ended September 30, 2024 and September 30, 2023 was $77,388 and $15,081, and $154,476 and $52,285, respectively.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023

As of September 30, 2024, maturities of lease liabilities are as follows:

Years ending December 31,	Amount
2024	$40,961
2025	152,678
2026	123,768
2027	91,097
2028	—
Thereafter	—
Total future minimum lease payments	$408,504
Less: Amount representing interest	29,972
Present value of future payments	$378,532
Current portion	$136,739
Long-term portion	$241,793

NOTE 7 – STOCKHOLDERS' EQUITY

As of September 30, 2024 and December 31, 2023, the Company held 7,308,398 and 6,243,363 shares of its common stock in treasury at a total cost of $10,976,706 and $9,324,272, respectively.

On May 22, 2024, the Company announced that its Board of Directors (the "Board") had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through June 30, 2025. Purchases under the program will be made pursuant to a Rule 10b5-1 plan to be entered into at the discretion of management. The size and timing of any purchases were and will be dependent on price, market and business conditions and other factors.

On May 9, 2023, the Company announced that the Board had authorized a share repurchase program allowing the Company to repurchase up to $2,000,000 worth of the Company’s common stock from time to time through April 30, 2024. Purchases under the program were made pursuant to a Rule 10b5-1 plan entered into in June 2023. The size and timing of any purchases were dependent on price, market and business conditions and other factors. As of December 2023, the Company had spent the full allotment under this program.

As of September 30, 2024, the Company had 881,222 restricted stock units ("RSUs"), 1,049,336 performance-based RSUs, and 0 stock options outstanding with $923,136 in remaining compensation expense to be recognized over the next 1.5 years. See further details below about certain subsets of these outstanding equity-based awards.

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
For the Nine Months Ended September 30, 2024 and 2023

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
For the Nine Months Ended September 30, 2024 and 2023
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
For the Nine Months Ended September 30, 2024 and 2023

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
For the Nine Months Ended September 30, 2024 and 2023

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
For the Nine Months Ended September 30, 2024 and 2023
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

Our customers have the right to return certain unused and unopened products within 90 days for a restocking fee. We provide a warranty on some of our products ranging from 90 days to 2 years, depending on the product. See Note 5 for the amount accrued for expected returns and warranty claims as of September 30, 2024.

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

Disaggregation of Revenue

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023

We consider all revenue recognized in the income statement to be revenue from contracts with customers. The table below shows revenue by category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Electronics	$6,004,186	$5,425,343	$16,963,841	$17,041,819
Manufactured	4,085,461	2,927,612	10,356,433	9,325,211
Re-Sell	5,927,577	5,732,073	15,114,750	15,195,905
Service	1,180,729	858,871	3,564,582	2,624,514
Total Revenue	$17,197,953	$14,943,899	$45,999,606	$44,187,449

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the numerator and denominators used in the earnings per share calculation:

	For the Three Months Ended September 30,
	2024			2023
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$2,182,637	46,809,342	$0.05	$2,039,390	47,521,238	$0.04

Effect of Dilutive Securities
Stock options & RSUs	—	1,930,558		—	1,982,786

Diluted EPS
Net income available to common stockholders + assumed conversions	$2,182,637	48,739,900	$0.04	$2,039,390	49,504,024	$0.04

	For the Nine Months Ended September 30,
	2024			2023
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$5,679,737	46,937,404	$0.12	$7,486,169	47,364,445	$0.16

Effect of Dilutive Securities
Stock options & RSUs	—	1,930,558		—	1,949,859

Diluted EPS
Net income available to common stockholders + assumed conversions	$5,679,737	48,867,962	$0.12	$7,486,169	49,314,304	$0.15

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
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

Segment information for these geographic areas is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2024	2023	2024	2023
Revenue from external customers
Canada	$2,519,096	$2,252,176	$6,102,324	$6,438,528
United States	14,678,857	12,691,722	39,897,282	37,748,921
Inter-subsidiary revenue
Canada	3,489,665	918,717	9,548,373	4,362,416
United States	3,502	4,356	7,175	7,626
Inter-subsidiary eliminations	-3,493,167	-923,072	(9,555,547)	(4,370,042)
Total Revenue	$17,197,953	$14,943,899	$45,999,606	$44,187,449

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income from Operations	2024	2023	2024	2023
Canada	$829,065	$142,537	$2,417,305	$1,441,373
United States	1,921,086	2,401,066	4,661,479	7,631,944
Total Income from Operations	2,750,152	2,543,603	7,078,784	9,073,317
Gain on sale of property and equipment	84,971	17,350	221,860	251,768
Other expense	8,973	19,718	(11,322)	(26,704)
Interest income	93,299	74,165	248,543	255,865
Interest expense	(2,358)	(4,438)	(7,960)	(6,226)
Income before income taxes	$2,935,037	$2,650,398	$7,529,905	$9,548,020

			As of
Long-Lived Assets			September 30, 2024	December 31, 2023
Canada			$4,906,495	$5,024,824
United States			6,793,767	6,190,455
Total Consolidated			$11,700,262	$11,215,279

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 "Subsequent Events," Company management reviewed all material events through the date this report was issued.

Agreement and Plan of Merger

On October 28, 2024, Profire Energy, Inc. (the “Company” or “we”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CECO Environmental Corp., a Delaware corporation (“Parent”), and Combustion Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct, wholly owned subsidiary of Parent. The Merger Agreement provides for the acquisition of the Company by Parent in a two-step all cash transaction, consisting of a tender offer, followed by a subsequent merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.

Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, Parent will cause Merger Sub to commence a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.001 per share of the Company (the “Company Common Stock”), at a price per share of Company Common Stock of $2.55 (the “Offer Price”) net to the seller thereof in cash, without any interest, subject to any required withholding taxes.

The Offer will initially remain open for 20 business days from the date of commencement of the Offer (unless otherwise agreed to in writing by Parent and the Company). If at the scheduled expiration time of the Offer any of the conditions to the Offer have not been satisfied or waived, Merger Sub shall, and Parent shall cause Merger Sub to, extend the Offer for up to 3 additional periods of up to 10 business days per extension (with each such period to expire at one minute after 11:59 p.m. Eastern Time on the last business day of such period) (or such other duration as may be agreed in writing by Parent and the Company), to permit such conditions to the Offer to be satisfied.

The obligation of Merger Sub to accept for payment Shares validly tendered pursuant to the Offer is subject to customary closing conditions, including: (a) the number of shares of Company Common Stock validly tendered and not validly withdrawn prior to the expiration time of the Offer, when added to any shares of Company Common Stock already owned by Parent, Merger Sub or any of Parent’s other subsidiaries, equals at least a majority of the voting power of the then issued and outstanding shares of Company Common Stock (the “Minimum Tender Condition”); (b) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to any applicable Company Material Adverse Effect (as defined in the Merger Agreement) and other materiality qualifiers); (c) the absence of any Material Adverse Effect; and (d) the waiting period applicable to the Offer under the Hart-Scott-Rodino Act of 1976 shall have expired or been terminated.

As soon as practicable following the acceptance of the shares of Company Common Stock validly tendered and not validly withdrawn pursuant to the Offer (the “Offer Closing”), subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Merger will be effected pursuant to Section 92A.133 of the Nevada Revised Statues (the “NRS”) and Section 252 of the General Corporation Law of the State of Delaware (the “DGCL”), without a vote of the Company stockholders.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), by virtue of the Merger, each share of Company Common Stock issued and outstanding immediately prior to the Effective Time (a) owned by Parent, the Merger Sub or the Company (as treasury stock or otherwise) or any of their direct or indirect wholly owned Subsidiaries shall be cancelled and retired and shall cease to exist, and consideration will be delivered in exchange therefor, and (b) other than the shares contemplated in the foregoing clause (a), shall be converted into the right to receive, in cash and without interest, an amount equal to the Offer Price (the “Merger Consideration”) in cash, without any interest, subject to any required withholding taxes.

As the Effective Time, each award of restricted stock units relating to a share of Company Common Stock (“Company RSU”) that is outstanding under the Company’s 2014 Equity Incentive Plan and 2023 Equity Incentive Plan as of immediately prior to the Effective Time, whether or not then vested, shall fully vest and be canceled and converted into the right to receive, as promptly as reasonably practicable after the Effective Time, an amount in cash, without interest, equal to the product of: (a) the aggregate number of shares of restricted stock, assuming that Company RSU with vesting requirements subject to performance goals have been met at the maximum level of performance, and (b) the Merger Consideration, less any taxes required to be withheld. The Merger Agreement contains various customary representations and warranties of the Company, Parent and Merger Sub. Many of the representations made by the Company are subject to and qualified by a Material Adverse Effect and/or Knowledge of the Company standard.

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
The Company, Parent and Merger Sub have also made certain customary covenants in the Merger Agreement, including (a) covenants by the Company regarding the operation of its business and that of its Subsidiaries prior to the Effective Time and (b) a non-solicitation covenant prohibiting the Company, its Subsidiaries and their respective officers and directors from directly or indirectly facilitating or encouraging the submission of a Takeover Proposal, the making of a proposal that could be reasonably expected to lead to a Takeover Proposal or taking certain other restricted actions in connection therewith. Notwithstanding the foregoing, if, prior to the Offer Closing, the Company receives a bona fide unsolicited written Takeover Proposal that did not result from a material breach of the non-solicitation covenant and the Company’s board of directors (the “Company Board”) determines in good faith, after consulting with financial and legal advisors, that such proposal could reasonably constitute a Superior Proposal and that failure to take such action would reasonably be inconsistent with the directors’ fiduciary duties under applicable law, the Company may take certain actions to participate in discussions and negotiations and to furnish information with respect to such Takeover Proposal.

The Company shall prepare and file a Solicitation/Recommendation Statement on Schedule 14D-9 and, subject to certain exceptions, the Company Board shall recommend that the stockholders accept the Offer and tender their Company Shares to Merger Sub pursuant to the Offer (the “Company Board Recommendation”) and not withdraw, amend, modify or qualify such Company Board Recommendation in a manner adverse to Parent or Merger Sub. However, subject to the satisfaction of certain terms and conditions, the Company and the Company Board, as applicable, are permitted to take certain actions which may, as more fully described in the Merger Agreement, include changing the Company Board Recommendation and entering into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) if, among other things, the Company Board has concluded in good faith after consultation with its outside legal counsel that the failure to take such action would be inconsistent with the Company Board’s fiduciary duties under applicable law.

The Merger Agreement contains certain customary termination rights for the Company and Parent, including, among others, the right of: (a) each of Company and Parent to terminate the Merger Agreement if the Offer Closing has not occurred on or before March 31, 2025, (b) the Company to terminate the Merger Agreement if, prior to the Offer Closing, the Company Board has authorized the Company to enter into a definitive agreement with respect to a Superior Proposal in compliance with the Company’s superior proposal covenants and the Company ultimately enters into a definitive agreement for such Superior Proposal, and (c) Parent to terminate the Merger Agreement, if prior to the Offer Closing, a Company Adverse Recommendation Change has occurred or the Company has intentionally breached or intentionally failed to perform its non-solicitation covenants in any material respect.

Upon termination of the Merger Agreement pursuant to the termination rights described in clauses (b) and (c) of the immediately preceding paragraph, the Company will be required to pay Parent a termination fee of $4,375,000.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 hereto and incorporated herein by reference.

The Merger Agreement, and the foregoing description of the Merger Agreement, have been included to provide investors and our stockholders with information regarding the terms of the Merger. The assertions embodied in the representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement, were solely for the benefit of the parties to the Merger Agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by information in a confidential disclosure letter provided by the Company to Parent in connection with the signing of the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties to the Merger Agreement. Accordingly, the representations and warranties in the Merger Agreement should not be relied on by any persons as characterizations of the actual state of facts and circumstances about the Company, Parent or Merger Sub at the time they were made or otherwise, and information in the Merger Agreement should be considered in conjunction with the entirety of the factual disclosure about the Company in the Company’s public reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Tender and Support Agreements

Concurrently with the execution and delivery of the Merger Agreement, on October 28, 2024 Brenton Hatch (and certain of his affiliates), the Chairman of the Company Board, Ryan Oviatt, the Co-Chief Executive Officer and Chief Financial Officer of the Company, and Cameron Tidball, the Co-Chief Executive Officer of the Company (collectively, the “Stockholders”), will each enter into a Tender and Support Agreement (the “Tender and Support Agreement”) with Parent and Merger Sub. The Tender and Support Agreements provide, among other things, that the Stockholders will tender, or cause to be tendered,

PROFIRE ENERGY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
in the Offer (a) all of the Company Common Stock beneficially owned, as defined in Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, by each Stockholder, respectively, as of the date of the Tender and Support Agreements and (b) all shares of Company Common Stock or other voting securities of the Company that are issued to or otherwise directly or indirectly acquired by and become owned by such Stockholder after the execution of the Tender and Support Agreement (clauses (a) and (b), the “Owned Shares”). By entering into the Tender and Support Agreements, the Stockholders also agreed to other customary terms and conditions, including certain restrictions on transferring their Owned Shares and issuing public statements or press releases. Each of the Stockholders’ respective obligations under the Tender and Support Agreement will automatically terminate upon the earliest to occur of (i) the termination of the Merger Agreement in accordance with it terms, (ii) the time of the Offer Closing, provided that each Stockholder has tendered all of its Owned Shares and complied with the covenants in the Tender and Support Agreement, (iii) the making of a Company Adverse Recommendation Change in accordance with the Merger Agreement, (iv) the entry of Parent or Merger Sub, without the prior written consent of the Stockholders, into any amendment or modification of the Merger Agreement that decreases the Offer Price or changes the form of Merger Consideration and (v) the termination of the Tender and Support Agreement by written notice from Parent and Merger Sub.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three- and nine-month periods ended September 30, 2024 and 2023. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes to the financial statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's beliefs and assumptions and on information currently available to management.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Words such as "may," "should," "expect," "project," "plan," "anticipate," "believe," "estimate," "intend," "budget," "forecast," "predict," "potential," "continue," "should," "could," "will," or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the oil and gas industry in which we and our customers participate; competition within our industry; legislative and regulatory requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities; delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A. Risk Factors, included elsewhere in this report.

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

Results of Operations

Comparison quarter over quarter

The table below presents certain financial data comparing the most recent quarter to prior quarters:

	For the three months ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Total Revenues	$17,197,953	$15,160,513	$13,641,140	$14,495,724	$14,943,899
Gross Profit Percentage	48.2%	51.8%	49.5%	53.9%	50.0%
Operating Expenses	$5,531,603	$5,268,034	$5,019,681	$5,026,596	$4,933,479
Income from Operations	$2,750,152	$2,591,540	$1,737,090	$2,780,539	$2,543,605
Net Income	$2,182,637	$2,062,725	$1,434,374	$3,290,546	$2,039,390
Operating Cash Flow	$(6,908)	$2,476,306	$(2,692,138)	$4,395,818	$885,573

Revenues for the quarter ended September 30, 2024 increased by 15% or $2,254,054 compared to the quarter ended September 30, 2023, largely due to ongoing progress in our diversified revenue streams, which consists of projects in midstream plant operations and industries outside of oil and gas. Diversified revenue in the quarter ended September 30, 2024 was 26% of total revenue compared to 17% of total revenue in the prior year quarter. The legacy business was also up compared to the prior year quarter despite oil and natural gas prices being lower. The third quarter of 2024 average oil price was $76.44 compared to $82.26 in the same period of last year. Overall customer demand for Profire products increased during the quarter ended September 30, 2024 which caused an increase in revenue for Profire.

Revenues for the quarter ended September 30, 2024 increased by 13% or $2,037,440 compared to the quarter ended June 30, 2024, partially due to the higher natural gas prices and North America rig counts in the third quarter of 2024. The quarter's revenue also benefited from a 95% increase in diversified revenue from Q2 to Q3.

Our gross profit margin for the third quarter of 2024 was down 1.8% from the same quarter of last year and down 3.6% from quarter ended June 30, 2024. The gross margin percentage was impacted by normal fluctuations in product, service and customer mix as well as typical movements in warranty and inventory reserves. Diversified revenue also applied downward pressure on margins due to higher percentages of resell product in these solutions.

Operating expenses for the quarter ended September 30, 2024 increased $598,124 from the same quarter of last year, due to increases in headcount and cost inflation across the business. Operating expenses for the quarter ended September 30, 2024 increased $263,569 from the prior quarter ended June 30, 2024 primarily due to increases in headcount and labor related costs.

Due to the factors discussed above, we reported income from operations of $2,750,152 for the quarter ended September 30, 2024 compared to income from operations of $2,543,605 for the same quarter in 2023 and income from operations of $2,591,540 in the quarter ended June 30, 2024.

Due to the combination of factors discussed above relating to revenues, gross profit margin and operating expenses, we reported net income of $2,182,637 for the quarter ended September 30, 2024 compared to net income of $2,039,390 for the same quarter in 2023 and net income of $2,062,725 in the quarter ended June 30, 2024.

The Company used net operating cash of $6,908 during the quarter ended September 30, 2024 compared to generating operating cash flows of $885,573 during the same quarter of 2023 and use of operating cash of $2,476,306 in the quarter ended June 30, 2024. The fluctuations in operating cash flows are due primarily to the changes in net income and working capital balances.

Comparison of the nine months ended September 30, 2024 and 2023

The table below presents certain financial data comparing the nine months ended September 30, 2024 to the same period ended September 30, 2023:

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Total Revenues	$45,999,606	$44,187,449	$1,812,157	4.1%
Gross Profit Percentage	49.8%	51.4%		(1.6)%
Operating Expenses	$15,819,316	$13,651,321	$2,167,995	15.9%
Income from Operations	$7,078,784	$9,073,317	$(1,994,533)	(22.0)%
Net Income	$5,679,737	$7,486,169	$(1,806,432)	(24.1)%
Operating Cash Flow	$(222,740)	$2,668,232	$(2,890,972)	(108.3)%

Revenues during the nine-month period ended September 30, 2024, increased 4.1% compared to the same period of last year. The increase in revenue was partially driven by a net increase in oil prices. For the nine months ended September 30, 2024, the average oil price per barrel was $78.57 whereas the average price was $77.27 per barrel during the nine months ended September 30, 2023. Ongoing progress with diversified revenue streams also contributed to the increase in revenue. Diversified revenue in the nine-month period ended September 30, 2024 was nearly 18% of total revenue compared to 11% in the same period of the prior year.

Our gross profit percentage decreased by 1.6% during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to changes in product mix. Operating expenses increased 15.9% due to increases in headcount, general cost inflation in the current year, and the employee retention payroll tax credit in the prior year nine-month period. Due to the decrease in gross margin percentage and the increase in operating expenses, we recognized net income of $5,679,737 for the nine months ended September 30, 2024 compared to net income of $7,486,169 for the same period in 2023. The Company used operating cash flows of $222,740 during the nine-month period ended September 30, 2024 compared to generating operating cash flows of $2,668,232 during the nine-month period ended September 30, 2023 due to the changes in net income and working capital balances.

Liquidity and Capital Resources

Working capital at September 30, 2024 was $39,726,996 compared to $35,377,246 at December 31, 2023.

Our liquidity position is impacted by operating, investing and financing activities. During the nine months ended September 30, 2024, we used $222,740 of cash from operating activities, primarily due to a decrease in net income, purchases of inventory and payment of income taxes and other liabilities. Operating activity trends consist of cash inflows and outflows related to changes in operating assets and liabilities. During the nine months ended September 30, 2024, we used $611,149 of cash from investing activities to purchase property and equipment. Investing activity trends consist of changes in the mix of our investment portfolio and purchases or sales of fixed assets. During the nine months ended September 30, 2024, we used $1,926,290 of cash in financing activities, primarily related to the purchase of treasury stock and taxes paid on employee stock award settlements during the year. Financing activity trends consist of transactions related to stock repurchases and equity awards. The extent to which our liquidity position will be impacted in the future depends on industry trends and developments, which are highly uncertain and cannot be predicted with confidence. As of September 30, 2024, we held $16,887,070 of cash and investments that form our core excess liquidity which could be utilized, if required, due to the issues described above.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, nor do we plan to engage in any in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This section is not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the Principal Executive Officers and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-Q. Based on that evaluation, management concluded that no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended September 30, 2024. The table below sets forth additional information regarding our share repurchases during the three months ended September 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July	297,920	1.61	297,920	1,332,662
August	291,663	1.60	291,663	870,077
September	341,661	$1.57	341,661	$336,916
Total	931,244		931,244

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

PROFIRE ENERGY, INC.

Date:	November 6, 2024	By:	/s/ Ryan W. Oviatt
Ryan W. Oviatt
Co-Chief Executive Officer and Chief Financial Officer

Date:	November 6, 2024	By:	/s/ Cameron M. Tidball
Cameron M. Tidball
Co-Chief Executive Officer